Form 10-K
period 2007-06-30
ShoreTel Inc
filed 2007-09-27
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SHORETEL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	3661 (Primary standard industrial code number)	77-0443568 (I.R.S. employer identification no.)

960 Stewart Drive
Sunnyvale, CA 94085-3913
(408) 331-3300
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Shares of Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐     Accelerated Filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 13, 2007 was approximately $189,933,588 based on the number of shares held by non-affiliates of the registrant as of September 13, 2007 and based on the reported last sale price of common stock on September 13, 2007. This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by ten percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of September 13, 2007 was 42,582,714.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on November 16, 2007, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended June 30, 2007 are incorporated by reference into Part III of this Report.

TRADEMARKS

The ShoreTel logo, ShoreTel, ShoreCare, ShoreGear, ShoreWare and ControlPoint are registered trademarks of ShoreTel, Inc. in the United States and/or other countries. ShorePhone is a trademark of ShoreTel, Inc. in the United States and/or other countries. All other trademarks, tradenames and service marks herein are the property of their respective owners.

AVAILABLE INFORMATION

Our Internet address is www.shoretel.com. On our Internet website, we make publicly available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The charters of our Audit Committee, our Compensation Committee and our Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, are available on the Investor Relations section of our website under “Corporate Governance.” This information is also available by writing to us at the address on the cover of this Annual Report on Form 10-K.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that those expectations will prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, in the “Risk Factors” described in Part I, Item 1A. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

ITEM 1.	BUSINESS

Overview

We are a leading provider of Internet Protocol, or IP, telecommunications systems for enterprises. Our systems are based on our distributed software architecture and switch-based hardware platform which enable multi-site enterprises to be served by a single telecommunications system. Our systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, we believe our systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.

Our solution is comprised of ShoreGear switches, ShorePhone IP telephones and ShoreWare software applications. We provide our systems to enterprises across all industries, including to small, medium and large companies and public institutions. Our enterprise customers include multi-site Fortune 500 companies. As of June 30, 2007, we had sold our IP telecommunications systems to more than 5,000 enterprise customers, including CNET Networks, Robert Half International, SEGA,Wedbush Morgan Securities, and the City of Oakland, California. We sell our systems through our extensive network of 470 channel partners.

We have achieved broad industry recognition for our technology and high customer satisfaction. Our enterprise IP telecommunications systems received PC Magazine’s Best of the Year 2005 Editors’ Choice designation. For the last four years, IT executives surveyed by Nemertes Research, an independent research firm, have rated ShoreTel highest in customer satisfaction among leading enterprise telecommunications systems providers.

We increased our total revenue over the last three fiscal years, from $35.5 million in fiscal 2005 to $97.8 million in fiscal 2007, and we generated net income available to shareholders of $6.0 million in fiscal 2007. As of June 30, 2007, we had an accumulated deficit of $84.8 million and total shareholders’ deficit of $31.8 million.

We were originally incorporated in California in September 1996, and reincorporated into Delaware in June 2007.

Products

We provide a switch-based IP telecommunications system for enterprises. Our systems are based on our distributed software architecture and switch-based hardware platform that enable a single telecommunications system to serve multi-site enterprises. This architecture provides high network reliability and allows for a single point of management and administration of a system across all sites of a multi-site enterprise. System administrators can make changes anywhere throughout the system through a web browser interface that presents a user-friendly view of the system’s configuration. Our architecture also provides end users with a consistent and full set of features across an enterprise, regardless of location.

We introduced our first suite of products in 1998 and have continued to add features and functionality throughout our history. Our bundled solution is comprised of ShoreGear switches, ShorePhone IP phones and ShoreWare software applications. As new software versions of our solution have been released, existing enterprise customers have been able to upgrade their switches, phones and applications, allowing them to preserve their ShoreTel investment.

ShoreGear switches.  Our switches provide call management functionality, and each switch in the system is capable of independently establishing and terminating calls without relying on a centralized call control server. As a result, enterprise telecommunications can survive a variety of LAN, WAN and hardware failures. The high reliability of our switches is enhanced by two key design features: the use of flash memory in lieu of disk drives and running an embedded operating system optimized for real-time processing, such as call management. Unlike disk drives, flash memory does not rely on mechanical movement, and therefore is less likely to break down and cause our systems to fail. Furthermore, our embedded operating system enables a higher performing and more reliable software platform relative to server-centric IP systems because it is optimized for real-time processing. The reliability of each site within the system can be further improved by adding a single additional switch to that site to create “n+1” redundancy, rather than requiring a dedicated back-up switch for each primary switch to improve reliability as needed by alternative systems. In addition, our switches connect to the public telephone network via one of several interfaces, including T1 and E1 interfaces for high-density connectivity to the public telephone network. We offer nine switches of varying sizes to meet the needs of enterprises of all sizes. The modular nature of our switches allows our enterprise customers to easily expand their system capacity by deploying additional switches across their network.

ShorePhone IP phones.  We offer a range of innovative, high performance phones to meet the needs of the different types of end users across the enterprise. Our phones are designed to provide a superior combination of ergonomics, sound quality and appearance. We offer five phones that vary by size, display features and line capacity. ShorePhone IP phones are designed to function without any configuration, simplifying installation. Our systems also support Wi-Fi phones for mobile workers. Our range of IP phones include the following models, which are offered in silver and black:

ShoreWare software applications.  Our ShoreWare software features a number of applications that facilitate the end user experience and enterprise system management. In addition, we offer additional business applications that integrate with core business processes to provide improved functionality and enhanced end user productivity. An industry standard server is used to support these applications, as opposed to the call management functions of our systems, which run entirely on ShoreGear switches. Our ShoreWare software consists of our proprietary software as well as third-party applications and includes:

•	ShoreWare desktop applications. ShoreWare desktop applications for end users include the following primary offerings: Personal Call Manager, Unified Messaging, Office Anywhere, Automated Attendant and a softphone.

•	Personal Call Manager. Personal Call Manager is an application that allows end users to manage their voice communications from their desktops. With the click of a mouse, end users can initiate, manage, terminate, and receive calls, convene and manage conference calls, and see the availability of others on the network. This functionality is enhanced by the integration of our Personal Call Manager application with Microsoft Outlook, which allows the end user to initiate calls from a contact list.

•	Unified Messaging. Unified Messaging integrates our voicemail application with Microsoft Outlook. This enables end users to receive, send, be notified of and play voice mail messages through their Microsoft Outlook email.

•	Office Anywhere. Office Anywhere enables end users outside the office to manage calls with Personal Call Manager and to enjoy the same call handling productivity benefits as their office-based colleagues. Communications directed to the end user’s office phone are forwarded to the end user’s location, and the end user’s outbound calls appear to the called party as if they originated in the end user’s office. Using Office Anywhere, end users have the same call management and unified messaging features and functionality at remote locations as they have in their offices.

•	Softphone. ShoreTel’s softphone application allows an end user to turn a PC into an IP phone by simply connecting a headset to the PC and activating the application.

•	Automated Attendant. Automated Attendant provides end users with a 24-hour automated call answering and routing capability that enables the enterprise to direct callers to appropriate individuals, workgroups or messages.

•	Workgroup. Workgroup is an entry-level contact center application that provides real-time handling of incoming calls to enterprises, with call routing, queuing and reporting tools.

•	ShoreWare system management. Our browser-based system management applications consist of ShoreWare Director and ShoreWare System Monitor.

•	ShoreWare Director. ShoreWare Director provides enterprises with a single point of system management, enabling IT administrators to view and manage the entire telecommunications system of the enterprise from any location using a single application. A new end user’s extension, mailbox and automated attendant profile can be added from a single management screen, avoiding the additional work required with most PBXs, voice mail systems and automated attendants.

•	ShoreWare System Monitor. ShoreWare System Monitor is an IP voice management tool that is designed to continuously measure the performance of every link in the network, enabling an enterprise to identify and address voice quality issues.

•	Additional business applications. We offer other business applications, such as ShoreTel Contact Center, ShoreTel Converged Conferencing and salesforce.com integration. ShoreTel Contact Center allows enterprises to efficiently manage significant inbound or outbound call activities. ShoreTel Converged Conferencing enables enterprises to conduct large audio conferences and provides collaboration tools for application sharing, desktop sharing, instant messaging and end user availability information. Our salesforce.com integration application is designed to improve the productivity of end users that use salesforce.com by seamlessly integrating voice communications capabilities into their data driven workflow.

ShoreTel Global Services

We complement our product offerings with a broad range of services that help us maintain and expand our relationships with enterprise customers and channel partners and, in the case of post-contractual support, provide us with recurring revenue. Typically, our channel partners provide many of these services, although we provide back up and escalation support as needed, or if requested by the enterprise customer, we provide these services directly.

The ShoreTel Global Services include post-contractual support, training, system design and installation, and professional services.

•	Post-contractual support services include web-based access support services and tools, access to technical support engineers, hardware replacement and software updates. These services are typically offered under support contracts with terms of up to five years.

•	Training services include certification programs for channel partners, training programs at enterprise customer or channel partner locations and self-paced, desktop training programs.

•	System design and installation services include the assessment of the telecommunications requirements of a particular enterprise, the configuration of a system to maximize its efficiency, the management of the installation, and the subsequent testing and implementation of our systems.

•	Professional services include software development to improve system performance, enable integration of our systems with third party applications or legacy systems, streamline business processes and address enterprise customer-specific business opportunities.

Technology

Our systems are based on a combination of our proprietary software, industry-standard interfaces and protocols, and customized and off-the-shelf hardware components. We have developed proprietary technologies that are critical to the operation of the servers and ShoreGear switches within our systems and provide our systems with the properties that distinguish them from alternative IP systems.

The key elements of our distributed software architecture are:

•	software that enables calling between switches and allows calls to be distributed among switches instead of using a single centralized switch;

•	software that enables ShoreGear switches to obtain call routing information;

•	software that monitors the bandwidth consumed on each WAN segment and prevents the system from exceeding bandwidth limitations;

•	software that monitors all call activity on ShoreGear switches, and enables integration of ShoreTel and third-party applications;

•	software that coordinates the functions of all servers on the system, allowing them to perform as a single, virtual server;

•	software that enables remote ShoreTel and third-party applications to access and modify our systems;

•	software that enables the switch to communicate with the application server, and receive system configuration information;

•	software that allows each switch to maintain a comprehensive view of the system; and

•	software that provides a graphical user interface for our phones.

Our switch-based software also uses industry-standard Media Gateway Control Protocol, or MGCP, and Session Initiation Protocol, or SIP, for setting up calls.

ShoreGear switches are comprised of off-the-shelf, embedded microprocessors and networking components, such as Ethernet controllers, and customized integrated circuits. These switches run on Wind River VxWorks, a widely-used embedded operating system, and use random access memory and flash memory and our switch call management software for application processing. ShorePhone IP phones are comprised of enterprise IP phone chips manufactured by Broadcom Corporation and customized LCD displays, microphones and speaker circuitry.

Enterprise Customers

Our enterprise customers include small, medium and large companies and public institutions in a wide range of vertical markets, including the financial services, government, education, health care, manufacturing, non-profit organization, professional services and technology industries. As of June 30, 2007, we had sold our IP tele-communications systems to more than 5,000 enterprise customers, including CNET Networks, Robert Half International, SEGA, Wedbush Morgan Securities and the City of Oakland, California. Our broad enterprise customer base reflects our historical strength in the small and medium-sized business and public institution sectors.

We believe that maintaining the highest possible levels of customer satisfaction is critical to our ability to retain existing and gain new enterprise customers. We believe that satisfied enterprise customers will purchase more of our products and serve as advocates for our systems, and we work closely with them as they deploy and use our systems. We follow implementation with a formal review with the enterprise customer that involves contacts with our internal staff and third-party technical personnel, and take prompt action to resolve any issues that might have been identified. We also have frequent follow-up contacts with our enterprise customers to promptly resolve issues and to ensure that they are fully satisfied with their system. We also survey enterprise customers that use technical support services to ensure that high-quality support services are being provided. Through this process, we gain valuable insights into the existing and future requirements of our enterprise customers’ activities and this helps us develop product enhancements that address the evolving requirements of enterprises.

Additionally, to promote high-quality support throughout our services organization, we measure key performance indicators and operational metrics of our services organization, including call answer times, call abandon rates, customer satisfaction with technical support, time to issue resolution, call interaction quality, as well as customer satisfaction with system implementation, training services and technical support, and use the results to direct the management of our services organization.

We also monitor our enterprise customers’ satisfaction with our channel partners by surveying our enterprise customers after the system is installed. We actively encourage our channel partners to maintain and improve our enterprise customers’ levels of satisfaction. We also monitor our channel partners’ satisfaction with ShoreTel, as their satisfaction with and advocacy of ShoreTel is also very important to our success.

Sales and Marketing

We sell our products and services primarily through an extensive network of channel partners. As of June 30, 2007, we had 470 channel partners in our network. These channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services. Our channel partners market and sell our products into both the large enterprise and small-to-medium enterprise markets. We maintain a sales organization that recruits, qualifies and trains new channel partners, participates in sales presentations to potential enterprise customers and assesses customer feedback to assist in developing product roadmaps. As part of our increased focus on sales to large accounts, we have also implemented a major accounts program whereby senior sales executives assist our channel partners in selling to and providing support for large enterprise customer accounts. No single channel partner accounted for 10% or more of our total revenue in fiscal 2007. As of June 30, 2007, we had 94 personnel in sales and marketing activities.

We believe our channel partner network allows us to effectively sell our systems without the need to build large dedicated in-house sales and service capabilities. We continue to work with existing channel partners to expand their sales of our systems and to recruit new channel partners with a focus on increasing market coverage.

Our internal marketing team focuses on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. In addition to providing marketing materials, we communicate product and service offerings through our installed base and news letters, direct mail campaigns, web postings, press releases and web-based training.

Research and Development

We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet enterprise customer requirements is essential to our success. To this end, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, telecommunications network design, data networking and software engineering. Our principal research and development activities are conducted in Sunnyvale, California. We have invested significant time and financial resources into the development of our architecture, including our switches and related software. We intend to continue to expand our product offerings, improve the features available on our products and integrate our systems with third-party enterprise applications. As of June 30, 2007, we had a total of 102 personnel in research and development and related technical service and support functions. Research and development expenses were $17.2 million, $9.7 million, and $7.0 million in fiscal 2007, 2006 and 2005, respectively.

Manufacturing and Suppliers

We outsource the manufacturing of our hardware products. This outsourcing allows us to:

•	avoid costly capital expenditures for the establishment of manufacturing operations;

•	focus on the design, development, sales and support of our hardware products; and

•	leverage the scale, expertise and purchasing power of specialized contract manufacturers.

We outsource the manufacturing of our products. Currently, we have arrangements for the production of our switches with a contract manufacturer in California and for the production of our phones with a contract manufacturer located in China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement and performing final testing and assembly of our products. We depend on our contract manufacturers to procure components and to maintain adequate manufacturing capacity. We typically fulfill product orders out of our Fremont, California location.

We regularly provide forecasts for orders, and we order products from our contract manufacturers based on our projected sales levels. However, enterprise customers may generally cancel or reschedule orders without penalty, and delivery schedules requested by enterprise customers in these orders frequently vary based upon each enterprise customer’s particular needs.

We also rely on sole or limited numbers of suppliers for several key components utilized in the assembly of our products. For example, our contract manufacturers purchase semiconductors that are essential to the production of our phones from a single source supplier, and we have not identified any alternative suppliers for these components. This reliance is amplified by the fact that we and our contract manufacturers maintain relatively low inventories and acquire components only as needed. As a result, our ability to respond to enterprise customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. We cannot assure you that we will be able to obtain a sufficient quantity of these components in a timely manner to meet the demands of our enterprise customers or that prices of these components will not increase. These delays or any disruption of the supply of these components could also materially and adversely affect our operating results.

Financial Information about Geographic Areas

For financial information about geographic areas, refer to Note 13 of the notes to the Consolidated Financial Statements in Item 8 of this report.

Competition

The market for enterprise IP telecommunications systems is quickly evolving, highly competitive and subject to rapid technological change. As a result of the convergence of voice and data networking technologies that characterize IP enterprise telecommunications systems, we compete with providers of enterprise voice communications systems, such as:

•	Providers of IP systems, including 3Com and Cisco Systems; and

•	Providers of hybrid systems, including Avaya, Alcatel-Lucent, Avaya, Inter-Tel, Mitel Networks (which recently acquired Inter-Tel) and Nortel Networks.

In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, including companies that currently compete in other sectors of the information technology, communications and software industries or communications companies that serve residential rather than enterprise customers. In particular, as more enterprises converge their voice and data networks, the business information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications, such as Microsoft. We could also face competition from new market entrants, whether from new ventures or from established companies moving into the market. Competition from these and other potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering. In addition, technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. Many of our current and potential competitors are substantially larger than we are and have significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. We believe that we compete favorably with regard to the principal competitive factors applicable to our products, which include:

•	price of products and services and total cost of ownership;

•	system reliability;

•	voice quality and product features;

•	ease of administration and installation, including system scalability;

•	customer service and technical support;

•	relationships with buyers and decision makers and brand recognition;

•	an installed base of similar or related products;

•	the ability to integrate various products into an enterprise customer’s existing networks, including the ability of a provider’s products to interoperate with other providers’ communications products; and

•	size and financial stability of our operations compared to those of our competitors.

For more information concerning competition, please see “Risk Factors — Risks Related To Our Business — The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are” and “— As voice and data networks converge, we are likely to face increased competition from companies in the information technology, personal and business applications and software industries.”

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have three patents issued in the United States, which expire in 2019, 2023 and 2023, and have twelve patent applications in the United States. We also have one foreign patent application relating to one of our U.S. patents. We intend to file other counterparts for these patents and patent applications in foreign jurisdictions around the world.

ShoreTel, our logo, ShorePhone, ShoreGear and ShoreWare are registered trademarks of ShoreTel.

The steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights and may challenge our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that are or may be issued to us. We intend to enforce our intellectual property rights vigorously, and from time to time, we may initiate claims against third parties that we believe are infringing on our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. If we fail to protect our proprietary rights adequately, our competitors could offer similar products, potentially significantly harming our competitive position and decreasing our revenue.

Employees

As of June 30, 2007, we had 285 employees in North America, Europe and Australia, of which 94 were in sales and marketing, 102 were in engineering, 42 were in global support services, 33 were in general and administrative functions and 14 were in operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.

Executive Officers

The following table sets forth information about our executive officers as of September 15, 2007:

Name	Age	Position

John W. Combs	60	Chairman, President and Chief Executive Officer
Edwin J. Basart	58	Founder, Chief Technology Officer and Director
Michael E. Healy	46	Chief Financial Officer
John Finegan	58	Vice President, Finance
Pedro E. Rump	51	Vice President, Engineering and Operations
Stephen G. Timmerman	48	Vice President, Marketing
Joseph A. Vitalone	45	Vice President, Sales
Walter Weisner	51	Vice President, Global Services
Ava M. Hahn	34	General Counsel and Secretary

John W. Combs has served as our President and Chief Executive Officer and as a director since July 2004 and as our Chairman since February 2007. From July 2002 to May 2004, Mr. Combs served as Chairman and Chief Executive Officer of Littlefeet Inc., a wireless infrastructure supplier. From September 1999 to July 2002, Mr. Combs served as Chief Executive Officer of InternetConnect Inc., a broadband networking solutions provider. Mr. Combs has also held senior management positions at Nextel Communications, Inc., a wireless digital communications system provider, L.A. Cellular, a wireless network operator, Mitel Inc., a manufacturer of private branch exchanges and Fujitsu Business Communication Systems, Inc., a provider of telecommunications products. Mr. Combs holds a B.S. in engineering from California Polytechnic State University, San Luis Obispo.

Edwin J. Basart co-founded ShoreTel in 1996 and has served as our Chief Technology Officer and as a director since inception. Prior to co-founding ShoreTel, Mr. Basart co-founded Network Computing Devices, Inc., a provider of thin client computing hardware and software, where he served as Vice President of Engineering, and Ridge Computers, Inc. where he served as Vice President of Software. Mr. Basart began his career as a software engineer at Hewlett Packard. Mr. Basart holds a B.S. in English from Iowa State University and an M.S. in electrical engineering from Stanford University.

Michael E. Healy has served as our Chief Financial Officer since May 2007. From February 2004 to May 2007, he served as Chief Financial Officer and Senior Vice President of Finance of Genesis Microchip Inc., a supplier of display image processors. From November 2002 to February 2004, Mr. Healy served as Chief Financial Officer of Jamcracker, Inc., a software and application service provider. From September 1997 to June 2002, Mr. Healy held senior level finance positions at Exodus Communications, Inc., an Internet infrastructure outsourcing services provider (Exodus Communications sold substantially all of its assets in January 2002 and changed its name to EXDS, Inc. in February 2002), including as Senior Vice President of Finance prior to February 2002, and as its Chief Financial Officer and Corporate Treasurer from February 2002 to June 2002. From 1987 to 1997, Mr. Healy held various financial management positions at Apple Computer, Inc., and was an auditor at Deloitte & Touche LLP from 1983 to 1987. Mr. Healy holds a B.S. in accounting from Santa Clara University and is a Certified Public Accountant. Mr. Healy is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

John Finegan has served as our Vice President of Finance since May 2007. From April 2003 to May 2007, Mr. Finegan served as our Chief Financial Officer. From July 1989 to March 2003, Mr. Finegan served as Chief Financial Officer of ActionPoint, Inc. (previously named Cornerstone Imaging, Inc.), an enterprise software company that later merged with Captiva Software Corporation. Prior to joining Cornerstone Imaging, Mr. Finegan served as Vice President of Finance and Administration of Faraday Electronics Inc., a fabless semiconductor company, and held senior management positions at ECS Microsystems Inc., a computer terminal company and Beckman Instruments Inc., a scientific instruments company. Mr. Finegan holds a B.S. in engineering from Tufts University and an M.B.A. from the University of Massachusetts.

Pedro E. Rump has served as our Vice President of Engineering and Operations since January 2006. From July 2004 to January 2006, Mr. Rump served as Vice President of Engineering and Operations at Dust Networks, Inc., a developer of embedded wireless sensor networking products. From January 2004 to July 2004, Mr. Rump served as Vice President of Engineering at Sonim Technologies, Inc., a provider of voice over IP applications. From January 2003 to January 2004, Mr. Rump served as Vice President of Engineering at Littlefeet Inc. From January 2002 to October 2002, Mr. Rump served as Vice President of Inviso, a developer of signal transport and display solutions for television and telecommunications. Mr. Rump holds a B.S. and M.S. in electrical engineering from the Swiss Federal Institute of Technology.

Stephen G. Timmerman has served as our Vice President of Marketing since January 2005. From February 2004 to December 2004, Mr. Timmerman was an independent marketing and business consultant. From February 2003 to January 2004, he served as Vice President for Bermai, Inc., a provider of chipsets for wireless applications. From February 2002 to November 2002, Mr. Timmerman served as Vice President of Marketing for Proxim Wireless Corporation, a developer of broadband wireless networking systems. Prior to joining Proxim, Mr. Timmerman held management positions at Octel Communications Corporation, a supplier of voicemail systems, and at McKinsey & Company, a consulting firm. Mr. Timmerman holds a B.S. in mechanical and aerospace engineering from Princeton University and an M.B.A. from Harvard University.

Joseph A. Vitalone has served as our Vice President of Sales since October 2005. From February 2003 to October 2005, Mr. Vitalone served as Vice President of Worldwide Sales for CoVI Technologies, Inc., a provider of digital surveillance solutions. From June 2001 to July 2003, Mr. Vitalone served as Senior Vice President of Sales for Wire One Communications, Inc., a video conferencing solutions provider. Prior to joining Wire One Communications, Mr. Vitalone served as Vice President of Sales for Polycom, Inc., a provider of broadband communications solutions, and held sales positions at ViaVideo Communications, Inc., a developer of group video communications systems, Mitel, PictureTel Corporation, a video conferencing solutions provider, Siemens A.G., and AT&T Wireless Services, Inc. Mr. Vitalone holds a B.A. in business and public relations from Western Kentucky University.

Walter Weisner has served as our Vice President of Global Services since July 2005. From April 2002 to June 2005, Mr. Weisner served as Vice President, Global Support Services for Webex Communications, Inc., a web communications services provider. From October 1999 to March 2002, Mr. Weisner served as Executive Vice President of Operations and Support for InternetConnect. Prior to joining InternetConnect, Mr. Weisner served as Senior Director of Customer Operations and Support for Nextel Communications, Southwest region, and also held positions in product management and product development with Nextel. Mr. Weisner holds a B.A. in business administration from Cleveland State University.

Ava M. Hahn has served as our General Counsel and Secretary since June 2007. From August 2002 to June 2007, Ms. Hahn served in various capacities at Genesis Microchip, Inc., a supplier of display image processors, including General Counsel, Secretary, Corporate Counsel and Associate General Counsel. From August 2000 to August 2002, Ms. Hahn was Director, Legal Affairs at LuxN, Inc., an optical networking company. From August 1997 to August 2000, Ms. Hahn was an associate attorney with Wilson Sonsini Goodrich & Rosati, P.C. Ms. Hahn holds a B.A. in history from the University of California, Berkeley and a J.D. from Columbia Law School.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Our recent profitability and growth rates may not be indicative of our future profitability or growth, and we may not be able to continue to maintain or increase our profitability or growth.

While we have been profitable in recent periods, we had an accumulated deficit of $84.8 million as of June 30, 2007. This accumulated deficit is attributable to net losses incurred from our inception in September 1996 through the end of the third quarter of fiscal 2005. We may not succeed in maintaining or increasing our profitability and could incur losses in future periods. We expect to incur significant additional operating expenses associated with being a public company. We also expect that our operating expenses, including recognition of stock-based compensation, will continue to increase in all areas as we seek to grow our business. If our gross profit does not increase to offset these expected increases in operating expenses, our operating results will be negatively affected. You should not consider our recent growth rates in terms of revenue and net income as indicative of our future growth. Accordingly we cannot assure you that we will be able to maintain or increase our profitability in the future.

The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are.

The market for IP telecommunications and other telecommunications systems is extremely competitive. Our competitors include companies that offer IP systems, such as Cisco Systems, Inc. and 3Com Corporation, and that offer hybrid systems, such as Alcatel-Lucent, Avaya, Inc., Inter-Tel Incorporated, Mitel Networks Corporation (which recently acquired Inter-Tel Incorporated) and Nortel Networks Corporation. Several of the companies that offer hybrid systems are beginning to also offer IP telecommunications systems. Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources. We could also face competition from new market entrants, whether from new ventures or from established companies moving in to the market. These competitors have various other advantages over us, including:

•	greater market presence, name recognition and brand reputation;

•	a larger installed base of telecommunications and networking systems with enterprise customers;

•	larger and more geographically distributed services and support organizations and capabilities;

•	a broader offering of telecommunications and networking products, applications and services;

•	a more established international presence to address the needs of global enterprises;

•	substantially larger patent and intellectual property portfolios;

•	longer operating histories;

•	a longer history of implementing large-scale telecommunications or networking systems;

•	more established relationships with industry participants, customers, suppliers, distributors and other technology companies; and

•	the ability to acquire technologies or consolidate with other companies in the industry to compete more effectively.

Given their capital resources, many of these competitors are in a better position to withstand any significant reduction in capital spending by enterprise customers on telecommunications equipment and are not as susceptible to downturns in a particular market. This risk is enhanced because we focus our business solely on the enterprise IP telecommunications market and do not have a diversified portfolio of products that are applicable to other market segments.

We compete primarily on the basis of price, feature set, reliability, scalability, usability, total cost of ownership and service. Because our competitors have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they have offered and in the future may offer telecommunications products at lower prices than we do. These larger competitors can also bundle products with other services, such as hosted or managed services, effectively reducing the price of their products. In order to remain competitive from a cost perspective, we have in the past reduced the prices of our products, and we may be required to do so in the future, in order to gain enterprise customers. Price reductions could have a negative effect on our gross margins.

Our competitors may also be able to devote more resources to developing new or enhanced products, including products that may be based on new technologies or standards. If our competitors’ products become more accepted than our products, our competitive position will be impaired and we may not be able to increase our revenue or may experience decreased gross margins. If any of our competitors’ products or technologies become the industry standard, if they are successful in bringing their products to market earlier, or if their products are more technologically capable than ours, then our sales could be materially adversely affected. We may not be able to maintain or improve our competitive position against our current or future competitors, and our failure to do so could materially and adversely affect our business.

As voice and data networks converge, we are likely to face increased competition from companies in the information technology, personal and business applications and software industries.

The convergence of voice and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications market and offer products that compete with our systems. Competition from these potential market entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation has recently announced its unified communications product roadmap. This includes its recently introduced “Office Communicator 2007,” which Microsoft stated will allow end users to control communications, including voice over IP, through the Office Communicator application on their PC, which we expect will provide functionality similar to that offered by our Personal Call Manager application. Microsoft has also announced plans to introduce Exchange Server 2007, a product that will offer competing unified messaging capabilities. Microsoft has also developed an IP phone and has licensed the rights to produce such phones to third parties. In addition, Microsoft has also entered into alliances with several of our competitors, and in July 2006 announced an extensive relationship with Nortel for the production of IP-based communications equipment that will be integrated with the Microsoft systems and Office Communicator. Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this market.

If Microsoft continues to move into the telecommunications market or if other new competitors from the information technology, personal and business applications or software industries enter the telecommunications market, the market for IP telecommunications systems will become increasingly competitive. If the solutions offered by Microsoft or other new competitors achieve substantial market penetration, we may not be able to maintain or improve our market position, and our failure to do so could materially and adversely affect our business and results of operations.

If the emerging market for enterprise IP telecommunications systems does not fully develop, our future business would be harmed.

The market for enterprise IP telecommunications systems has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, enterprise IP telecommunications systems products and services are uncertain. We cannot assure you that enterprise telecommunications systems that operate on IP networks will become widespread. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to implement an IP telecommunications system that can require significant initial capital expenditures as compared to a hybrid system that might require a lower initial capital expenditure despite higher potential total expenditures over the long term. If the market for enterprise IP telecommunications systems fails to develop or develops more slowly than we anticipate, our products could fail to achieve market acceptance, which in turn could significantly harm our business. This growth may be inhibited by a number of factors, such as:

•	initial costs of implementation for a new system;

•	quality of infrastructure;

•	security concerns;

•	equipment, software or other technology failures;

•	regulatory encroachments;

•	inconsistent quality of service;

•	perceived unreliability or poor voice quality over IP networks as compared to circuit-switched networks; and

•	lack of availability of cost-effective, high-speed network capacity.

Moreover, as IP-based data communications and telecommunications usage grow, the infrastructure used to support these services, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. Even if enterprise IP telecommunications systems become more widespread in the future, we cannot assure you that our products will attain broad market acceptance.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, some of which may be outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly or annual results of operations may be due to a number of factors, including, but not limited to:

•	the timing and volume of shipments of our products during a particular period;

•	the timing and success of new product introductions by us or our competitors;

•	the timing of recognition of revenue from sales to our customers;

•	changes in our or our competitors’ pricing policies or sales terms;

•	changes in the mix of our products and services sold during a particular period;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party manufacturing costs and costs of components;

•	our ability to obtain sufficient supplies of components;

•	our ability to maintain sufficient production volumes for our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R);

•	publicly-announced litigation, such as the lawsuit by Mitel;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	conditions specific to the IP telecommunications market, such as rates of adoption of IP telecommunications systems and introduction of new standards;

•	changes in domestic and international regulatory environments affecting the Internet and telecommunications industries;

•	seasonality in our target markets; and

•	the purchasing and budgeting cycles of enterprise customers.

Because our operating expenses are largely fixed in the short-term, any shortfalls in revenue in a given period would have a direct and adverse effect on our operating results in that period. We believe that our quarterly and annual revenue and results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one period as an indication of future performance.

We rely on third-party resellers to sell our products, and disruptions to, or our failure to develop and manage, our distribution channels and the processes and procedures that support them could adversely affect our business.

Approximately 89% of our total revenue in fiscal 2007 was generated through indirect channel sales. These indirect sales channels consist of third-party resellers that market and sell telecommunications systems and other products and services to customers. We expect indirect channel sales will continue to generate a substantial majority of our total revenue in the future. Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of third-party resellers of telecommunications products and services. In addition, we rely on these entities to provide many of the installation, implementation and support services for our products. Accordingly, our success depends in large part on the effective performance of these channel partners. By relying on channel partners, we may in some cases have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing enterprise customer requirements and respond to evolving enterprise customer needs. This difficulty could be more pronounced in international markets, where we expect that enterprise customers will purchase our systems from a channel partner that purchased through a distributor. Additionally, some of our channel partners are smaller companies that may not have the same financial resources as other of our larger channel partners, which could in some cases expose us to additional collections risk. As of June 30, 2007 and 2006, we had approximately 470 and 340 third-party resellers, respectively, in our channel partner program. Historically, we have experienced relatively low turnover of the resellers in our program, with 46 and 19 partners leaving the program in fiscal 2007, and fiscal 2006, respectively.

Recruiting and retaining qualified channel partners and training them in our technology and products requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have no long-term contracts or minimum purchase commitments with any of our channel partners, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. Our failure to establish and maintain successful relationships with channel partners would likely materially adversely affect our business, operating results and financial condition.

Our sales cycle can be lengthy and unpredictable, which makes it difficult to forecast the amount of our sales and operating expenses in any particular period.

The sales cycle for our products typically ranges from six to nine months, and in some cases can be over 12 months. Part of our strategy is to increasingly target our sales efforts on larger enterprises. Because the sales cycle for large enterprises is generally longer than for smaller enterprises, our sales cycle in the future may be even longer than it has been historically. As a result, we may have limited ability to forecast whether or in which period a sale will occur. The success of our product sales process is subject to many factors, some of which we have little or no control over, including:

•	the timing of enterprise customers’ budget cycles and approval processes;

•	a technical evaluation or trial by potential enterprise customers;

•	our ability to introduce new products, features or functionality in a manner that suits the needs of a particular enterprise customer;

•	the announcement or introduction of competing products; and

•	the strength of existing relationships between our competitors and potential enterprise customers.

We may expend substantial time, effort and money educating our current and prospective enterprise customers as to the value of, and benefits delivered by, our products, and ultimately fail to produce a sale. If we are unsuccessful in closing sales after expending significant resources, our operating results will be adversely affected. Furthermore, if sales forecasted for a particular period do not occur in such period, our operating results for that period could be substantially lower than anticipated and the market price of our common stock could decline.

Our products incorporate some sole sourced components and the inability of these sole source suppliers to provide adequate supplies of these components may prevent us from selling our products for a significant period of time or limit our ability to deliver sufficient amounts of our products.

We rely on sole or limited numbers of suppliers for several key components utilized in the assembly of our products. For example, we source semiconductors that are essential to the operation of our phones from separate single suppliers, and we have not identified or qualified any alternative suppliers for these components. We do not have supply agreements with our sole source suppliers, and the components for our products are typically procured by our contract manufacturers. If we lose access to these components we may not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our products or to qualify alternative suppliers. This reliance on a sole source or limited number of suppliers involves several additional risks, including:

•	supplier capacity constraints;

•	price increases;

•	timely delivery; and

•	component quality.

This reliance is exacerbated by the fact that we maintain a relatively small amount of inventory and our contract manufacturers typically acquire components only as needed. As a result, our ability to respond to enterprise customer orders efficiently may be constrained by the then-current availability or the terms and pricing of these components. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our relationships with current and prospective enterprise customers. For example, in December 2004, our power supply component vendor was unable to provide sufficient components, and we had to obtain this component from another source. Also, from time to time we have experienced component quality issues with products obtained from our contract manufacturers. For example, in the first quarter of our 2005 fiscal year, we had to expend resources to fix keys that were not working properly on some of our phones. In addition, any increase in the price of these components could reduce our gross margin and adversely impact our profitability. We cannot assure you that we will be able to obtain a sufficient quantity of these components to meet the demands of enterprise customers in a timely manner or that prices of these components will not increase. In addition, problems with respect to yield and quality of these components and timeliness of deliveries could occur. These delays could also materially and adversely affect our operating results.

Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies.

We outsource the manufacturing of our products. Currently, we have arrangements for the production of our switches with a contract manufacturer in California and for the production of our phones with a contract manufacturer located in China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules.

We depend on our contract manufacturers to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over our contract manufacturers, so we may be unable to procure timely delivery of acceptable products to our enterprise customers.

If sales of our products continue to grow, one or both of our contract manufacturers may not have sufficient capacity to enable it to increase production to meet the demand for our products. Moreover, both of our contract manufacturers could have manufacturing engagements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, one or both of our contract manufacturers may choose to devote additional resources to the production of products other than ours if capacity is limited.

In addition, our contract manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products nor do we have any assurance that our contract manufacturers will agree to manufacture and supply any or all of our requirements for our products. Furthermore, either of our contract manufacturers may unilaterally terminate their relationship with us at any time upon 180 days notice with respect to the contract manufacturer of our switches and 120 days notice with respect to the contract manufacturer of our phones or seek to increase the prices they charge us. For example, in January 2005, one of our former contract manufacturers, which at the time was the sole manufacturer of our switches, notified us that it was terminating its relationship with us upon six months of advance notice, which required us to qualify and obtain a new contract manufacturer. As a result, we are not assured that our current manufacturers will continue to provide us with an uninterrupted supply of products of at an acceptable price in the future.

Even if our contract manufacturers accept and fulfill our orders, it is possible that the products may not meet our specifications. Because we do not control the final assembly and quality assurance of our products, there is a possibility that these products may contain defects or otherwise not meet our quality standards, which could result in warranty claims against us that could adversely affect our operating results and future sales.

If our contract manufacturers are unable or unwilling to continue manufacturing our products in required volumes and to meet our quality specifications, or if they significantly increase their prices, we will have to identify one or more acceptable alternative contract manufacturers. The process of identifying and qualifying a new contract manufacturer can be time consuming, and we may not be able to substitute suitable alternative contract manufacturers in a timely manner or at acceptable prices. Additionally, transitioning to new contract manufacturers may cause delays in supply if the new contract manufacturers have difficulty manufacturing products to our specifications or quality standards. Furthermore, we do not own the electronic design for our phones, hence it may be more difficult or costly for us to change the contract manufacturer of our phones or to arrange for an alternate of or a replacement for these products in a timely manner should a transition be required. This could also subject us to the risk that our competitors could obtain phones containing technology that is the same as or similar to the technology in our phones.

Any disruption in the supply of products from our contract manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which could adversely affect our business and results of operations.

The gross margins on our products may decrease due to competitive pressures or otherwise, which could negatively impact our profitability.

It is possible that the gross margins on our products will decrease in the future in response to competitive pricing pressures, new product introductions by us or our competitors, changes in the costs of components or other factors. If we experience decreased gross margins and we are unable to respond in a timely manner by introducing and selling new, higher-margin products successfully and continually reducing our product costs, our gross margins may decline, which will harm our business and results of operations.

If we fail to make necessary improvements to address a material weakness in our internal control over financial reporting, we may not be able to report our financial results accurately and timely, any of which could harm our business, reputation and cause the price of our common stock to decline.

We had a material weakness in our internal control over financial reporting as of June 30, 2007 in that we did not have sufficient internal controls related to the deferral of revenue for the entire arrangement fees associated with transactions in which vendor specific evidence of fair value, or VSOE, does not exist for undelivered product elements.

If VSOE of fair value does not exist for commitments to provide specified upgrades, services or additional products to customers in the future, as has been the case from time to time in the past, we defer all revenue from the arrangement until the earlier of the point at which VSOE of fair value does exist or all such elements from the arrangement have been delivered.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of taking steps intended to remedy this material weakness, and we will not be able to fully address this material weakness until these steps have been completed. If we fail to maintain the number and expertise of our staff for our accounting and finance functions and to improve and maintain internal control over financial reporting adequate to meet the demands of a public company, including the requirements of the Sarbanes-

Oxley Act, we may be unable to report our financial results accurately. If we cannot do so, our business, reputation and stock price may decline.

Even if we are able to report our financial statements accurately and timely, if we do not make all the necessary improvements to address the material weakness, continued disclosure of our material weakness will be required in future filings with the SEC, which could cause our reputation to be harmed and our stock price to decline.

We are incurring significant increased costs as a result of operating as a public company, and our management will is required to devote substantial time to public company compliance initiatives. These added costs and required management focus could adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, have imposed a variety of new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance, and we will be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we have recently hired additional accounting and financial staff with public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm continues to note or identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

If we fail to develop and introduce new products and features in a timely manner, or if we fail to manage product transitions, we could experience decreased revenue or decreased selling prices in the future.

Our future growth depends on our ability to develop and introduce new products successfully. Due to the complexity of the type of products we produce, there are significant technical risks that may affect our ability to introduce new products and features successfully. In addition, we must commit significant resources to developing new products and features before knowing whether our investments will result in products that are accepted by the market. The success of new products depends on many factors, including:

•	the ability of our products to compete with the products and solutions offered by our competitors;

•	the cost of our products;

•	the reliability of our products;

•	the timeliness of the introduction and delivery of our products; and

•	the market acceptance of our products.

If we are unable to develop and introduce new products in a timely manner or in response to changing market conditions or enterprise customer requirements, or if these products do not achieve market acceptance, our operating results could be materially and adversely affected.

Product introductions by us in future periods may also reduce demand for, or cause price declines with respect to, our existing products. As new or enhanced products are introduced, we must successfully manage the transition from older products, avoid excessive levels of older product inventories and ensure that sufficient supplies of new products can be delivered to meet enterprise customer demand. Our failure to do so could adversely affect our revenue, gross margins and other operating results.

If we fail to respond to technological changes and evolving industry standards, our products could become obsolete or less competitive in the future.

The telecommunications industry is highly competitive and characterized by rapidly changing technologies and standards, frequent product introductions and short product life cycles. Accordingly, our operating results depend upon, among other things, our ability to develop and introduce new products and our ability to reduce production costs of existing products. The process of developing new technologies and products is complex, and if we are unable to develop enhancements to, and new features for, our existing products or acceptable new products that keep pace with technological developments or industry standards, our products may become obsolete, less marketable and less competitive and our business will be harmed.

In addition, as industry standards evolve, it is possible that one standard becomes predominant in the market. This could facilitate the entry into the market of competing products, which could result in significant pricing pressure. Additionally, if one standard becomes predominant and we adopt that standard, enterprises may be able to create a unified, integrated system by using phones, switches, servers, applications, or other telecommunications products produced by different companies. Therefore, we may be unable to sell complete systems to enterprise customers because the enterprise customers elect to purchase portions of their telecommunications systems from our competitors. For example, if a single industry standard is adopted, customers may elect to purchase our switches, but could purchase software applications and phones from other vendors. This could reduce our revenue and gross margins if enterprise customers instead purchase primarily lower-margin products from us. Conversely, if one standard becomes predominant, and we do not adopt it, potential enterprise customers may choose to buy a competing system that is based on that standard.

Our products are highly complex and may contain undetected software or hardware errors, which could harm our reputation and future product sales.

Because our enterprise customers rely on our products for telecommunications, an application that is critical to their business, any failure to provide high quality and reliable products, whether caused by our own failure or failures by our contract manufacturer or suppliers, could damage our reputation and reduce demand for our products. Our products have in the past contained, and may in the future contain, undetected errors or defects. Some errors in our products may only be discovered after a product has been installed and used by enterprise customers. Any errors or defects discovered in our products after commercial release could result in loss of revenue, loss of enterprise customers and increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort or breach of warranty. Our purchase orders contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

Our business could be harmed by adverse economic conditions in our target markets or reduced spending on information technology and telecommunication products.

Our business depends on the overall demand for information technology, and in particular for telecommunications systems. The market we serve is emerging and the purchase of our products involves significant upfront expenditures. In addition, the purchase of our products can be discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions in our target markets, or a reduction in information technology or telecommunications spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and reduced unit sales. For example, some of our sales are derived from the financial services market, which is experiencing a downturn related to the sub-prime mortgage market defaults.

Our future success depends on our ability to attract, integrate and retain key personnel, and our failure to do so could harm our ability to grow our business.

Our future success will depend, to a significant extent, on our ability to attract, integrate and retain our key personnel, namely our management team and experienced sales and engineering personnel. We may experience difficulty assimilating our newly hired personnel, which may adversely affect our business. In addition, we must retain and motivate high quality personnel, and we must also attract and assimilate other highly qualified employees. Competition for qualified management, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract, integrate and retain key employees, our ability to manage and grow our business could be harmed.

If we fail to manage our growth effectively, our business could be harmed.

We have recently experienced a period of rapid growth in our headcount and operations. In the last year and a half, we have more than doubled our workforce and significantly expanded our channel partner network and the number and size of enterprise customers implementing our systems. We anticipate that we will further expand our operations. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in filling enterprise customer orders, declines in product quality or customer satisfaction, increases in costs or other production and distribution difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

We intend to expand our international operations, which could expose us to significant risks.

To date we have limited international operations and have not had material revenue from international enterprise customers. The future success of our business will depend, in part, on our ability to expand our operations and enterprise customer base successfully worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, we cannot assure you that our international expansion efforts will be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	our ability to comply with differing technical and environmental standards and certification requirements outside the United States;

•	difficulties and costs associated with staffing and managing foreign operations;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	the need to adapt our products for specific countries;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	unexpected changes in regulatory requirements;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences;

•	fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;

•	restrictions on the transfer of funds; and

•	new and different sources of competition.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business.

Failure to protect our intellectual property could substantially harm our business.

Our success and ability to compete are substantially dependent upon our intellectual property. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, enterprise customers, strategic partners and others to protect our intellectual proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We currently have three issued patents and 12 patent applications in the United States. We also have one foreign patent application relating to one of our U.S. patents. We cannot assure you that any additional patents will be issued. Even if patents are issued, they may not adequately protect our intellectual property rights or our products against competitors, and third-parties may challenge the scope, validity and/or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect such rights. We may not be able to detect infringement, and may lose our competitive position in the market before we are able to do so. In the event that we detect any infringement of our intellectual property rights, we intend to enforce such rights vigorously, and from time to time we may initiate claims against third parties that we believe are infringing on our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could harm our brand and adversely impact our business, financial condition and results of operations.

If a third party asserts that we are infringing on its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, which could harm our business.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well have a number of other entities and individuals, own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. Third-parties have in the past sent us correspondence regarding their intellectual property and have filed litigation against us, and in the future we may receive claims that our products infringe or violate their intellectual property rights. In this regard, on June 27, 2007, Mitel Networks Corporation, one of our competitors, filed a lawsuit alleging that we infringed six of its patents. See “Business — Legal Proceedings” for a further discussion of this lawsuit. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Litigation with respect to intellectual property rights in the telecommunications industries is not uncommon and can often involve patent holding companies who have little or no product revenue and against whom our own patents may provide little or no deterrence. We may also be obligated to indemnify our enterprise customers or business partners in connection with any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements. We may not be able to obtain these agreements on terms acceptable to us or at all. In addition, disputes regarding our intellectual property rights may deter distributors selling our products and dissuade potential enterprise customers from purchasing such products. As such, third-party claims with respect to intellectual property may increase our cost of goods sold or reduce the sales of our products, and may have a material and adverse effect on our business.

Our products include third-party technology and intellectual property, which could present additional risks.

We incorporate certain third-party technologies, such as our contact center, collaboration bridge and network monitoring software, into our products, and intend to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology or updates to those technologies may not continue to be available to us on commercially reasonable terms, or at all. Furthermore, we do not own the electronic design for our phones, hence it may be difficult for us to arrange for an alternate of or a replacement for these products in a timely manner. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business.

We are subject to environmental and other health and safety regulations that may increase our costs of operations or limit our activities.

We are subject to environmental and other health and safety regulations relating to matters such as reductions in the use of harmful substances, the use of lead-free soldering and the recycling of products and packaging materials. For example, the European Parliament and the Counsel of the European Union have published directives on waste electrical and electronic equipment and on the restriction of the use of certain hazardous substances in electrical and electronic equipment. These directives generally require electronics producers to bear the cost of collection, treatment, recovery and safe disposal of past and future products from end users and to ensure that new electrical and electronic equipment does not contain specified hazardous substances. While the cost of these directives to us cannot be determined before regulations are adopted in individual member states of the European Union, it may be substantial and may divert resources, which could detract from our ability to develop new products or operate our business, particularly if we increase international operations. We may not be able to comply in all cases with applicable environmental and other regulations, and if we do not, we may incur remediation costs or we may not be able to offer our products for sale in certain countries, which could adversely affect our results.

Some of our competitors could design their products to prevent or impair the interoperability of our products with enterprise customers’ networks, which could cause installations to be delayed or cancelled.

Our products must interface with enterprise customer software, equipment and systems in their networks, each of which may have different specifications. To the extent our competitors supply network software, equipment or systems to our enterprise customers, it is possible these competitors could design their technologies to be closed or proprietary systems that are incompatible with our products or to work less effectively with our products than their own. As a result, enterprise customers would be incentivized to purchase products that are compatible with the products and technologies of our competitors over our products. A lack of interoperability may result in significant redesign costs and harm relations with our enterprise customers. If our products do not interoperate with our enterprise customers’ networks, installations could be delayed or orders for our products could be cancelled, which would result in losses of revenue and enterprise customers that could significantly harm our business.

Our principal offices and the facilities of our contract manufacturers are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could damage our facilities or the facilities of our contract manufacturers, which could cause us to curtail our operations.

Our principal offices and the facilities of one of our contract manufacturers are located in California near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We and our contract manufacturers are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Our products require reliable broadband connections, and we may be unable to sell our products in markets where broadband connections are not yet widely available.

End users of our products must have reliable access to an enterprise customer’s wide area network in order for our products to perform properly. Accordingly, it is not likely that there will be demand for our products in geographic areas that do not have a sufficiently reliable infrastructure of broadband connections. Many geographic locations do not have reliable infrastructure for broadband connections, particularly in some international markets. Our future growth could be limited if broadband connections are not or do not become widely available in markets that we target.

If our enterprise customers experience inadequate performance with their wide area networks, even if unrelated to our systems, our product performance could be adversely affected, which could harm our relationships with current enterprise customers and make it more difficult to attract new enterprise customers.

Our products depend on the reliable performance of the wide area networks of enterprise customers. If enterprise customers experience inadequate performance with their wide area networks, whether due to outages, component failures, or otherwise, our product performance would be adversely affected. As a result, when these types of problems occur with these networks, our enterprise customers may not be able to immediately identify the source of the problem, and may conclude that the problem is related to our products. This could harm our relationships with our current enterprise customers and make it more difficult to attract new enterprise customers, which could harm our business.

We might require additional capital to support our business in the future, and this capital might not be available on acceptable terms, or at all.

Although we anticipate that our current cash on hand and the proceeds from our initial public offering, which was completed in July 2007, will be sufficient to meet our currently anticipated cash needs through fiscal 2008, if our cash and cash equivalents balances and any cash generated from operations and from our initial public offering are not sufficient to meet our future cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:

•	issuing additional common stock or other equity securities;

•	issuing debt securities; or

•	borrowing funds under a credit facility.

We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the initial public offering price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of common stock. In addition, if we were to raise cash through a debt financing, such debt may impose conditions or restrictions on our operations, which could adversely affect our business. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our operating plans to the extent of available funding, which would harm our ability to maintain or grow our business.

Future sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. Commencing 181 days from July 2, 2007, the lock-up and market stand off arrangements relating to our initial public offering will expire. At that time, an additional approximately 34.5 million shares will become freely tradable without restriction or further registration under the federal securities laws, subject in some cases to the volume, manner of sale and other limitations under Rule 144 and 701.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our stock.

Our restated certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	limit who may call a special meeting of stockholders;

•	establish a classified board of directors, so that not all members of our board of directors may be elected at one time;

•	provide our board of directors with the ability to designate the terms of and issue a new series of preferred stock without stockholder approval;

•	require the approval of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal certain provisions of our certificate of incorporation;

•	allow a majority of the authorized number of directors to adopt, amend or repeal our bylaws without stockholder approval;

•	do not permit cumulative voting in the election of our directors, which would otherwise permit less than a majority of stockholders to elect directors; and

•	set limitations on the removal of directors.

In addition, Section 203 of the Delaware General Corporation Law generally limits our ability to engage in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is located in Sunnyvale, California in a 63,781 square foot facility that we lease through October 2009. We also maintain leased sales offices in Europe and Australia.

We do not maintain a dedicated warehouse facility for our inventory, rather we rent space as needed at a third-party warehouse. In May 2007, we entered into a lease for a shipping and receiving facility with warehouse capacity and occupied it in July 2007. The lease expires in September 2009. Our inventory is expected to be kept at our facility and at the third party facility.

We believe that our current facilities are suitable and adequate to meet our current needs, and we intend to add new facilities or expand existing facilities as we add employees. We believe that suitable additional or substitute space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3.	LEGAL PROCEEDINGS

On June 27, 2007, a lawsuit was filed against us by Mitel Networks Corporation in the United States District Court for the Eastern District of Texas. Mitel alleges that we infringe four of its U.S. patents: U.S. Patent No. 5,940,834, entitled “Automatic Web Page Generator,” U.S. Patent No. 5,703,942 entitled “Portable Telephone User Profiles Using Central Computer,” U.S. Patent No. 5,541,983 entitled “Automatic Telephone Feature Selector” and U.S. Patent No. 5,657,446 entitled “Local Area Communications Server.” On August 21, 2007, Mitel filed an amended complaint, which alleges that we infringe two additional U.S. patents held by Mitel: U.S. Patent No. 5,007,080, entitled “Communications System Supporting Remote Operations,” and U.S. Patent No. 5,657,377, entitled “Portable Telephone User Profiles.” The lawsuit includes claims that relate to components or features that are material to our products. In relation to its claims under each patent, Mitel seeks a permanent injunction against infringement, attorney’s fees and compensatory damages.

On July 31, 2007, we filed counterclaims in the Eastern District of Texas. In addition to denying all of Mitel’s claims of patent infringement, our counterclaim alleged that Mitel’s IP phone systems, including the Mitel 3300 IP Communications Platform, infringes ShoreTel’s U.S. Patent No. 7,167,486 B2 entitled “Voice Traffic Through a Firewall.” We also filed claims for approximately $10 million in damages to our initial public offering and an injunction against Mitel in Ontario Superior Court for making false or misleading statements about ShoreTel’s alleged infringement.

This litigation is causing us to incur significant expenses and costs. Negative developments with respect to the lawsuit could cause our stock price to decline, and an unfavorable resolution of this lawsuit could have an adverse and possibly material effect on our business and results of operations. If we do not prevail, we may be required to pay substantial damages, an injunction may be entered against us that prevents us from manufacturing, using, selling and importing our products; and a license to continue selling our products may not be available to us at all or may require us to pay substantial ongoing royalties and comply with unfavorable terms, any of which could materially harm our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations and deter distributors from selling our products and dissuade potential enterprise customers from purchasing our products. We believe we have meritorious defenses to Mitel’s claims. We intend to vigorously defend the lawsuit.

We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business or otherwise.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April 2007, we submitted the following matters to our stockholders for their approval by written consent pursuant to Section 228 of the Delaware General Corporation Law. As of the record date for taking such action, we had approximately 33.4 million shares of our common stock outstanding (on an as-if-converted to common stock basis). The following actions were approved:

•	The approval of our reincorporation in Delaware.

•	The approval of the amendment and restatement of our certificate of incorporation to effect a 1-for-10 reverse stock split of our capital stock (including all outstanding warrants and options exercisable for shares of our capital stock).

•	The approval of the amendment and restatement of our certificate of incorporation and bylaws that became effective upon the completion of our initial public offering.

•	The approval of the election of the incumbent board members.

•	The approval and adoption of our 2007 employee stock purchase plan.

•	The approval of a form of indemnification agreement to be entered into by us with each of our directors and officers.

The results of the voting from stockholders that returned written consents for the actions listed above were approximately 32.6 million for and none against.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the NASDAQ Global Market under the symbol “SHOR” on July 3, 2007. We have not listed our stock on any other markets or exchanges. As of September 13, 2007, we had 245 holders of record of our common stock, although we believe there are approximately 2,100 beneficial owners since many brokers and other institutions hold our common stock on behalf of stockholders. On September 13, 2007, the last reported sales price of our common stock on the Nasdaq Global Market was $13.28 per share.

In the past, technology stocks have experienced high levels of volatility. The trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	economic conditions and trends in our industry;

•	major catastrophic events;

•	sales of large blocks of our stock; or

•	departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended June 30,
	2007	2006		2005	2004	2003
	(In thousands, except per share amounts)

Revenue:
Product	$87,095	$55,300		$31,970	$16,587	$8,537
Support and services	10,732	6,308		3,512	2,241	1,755

Total revenue	97,827	61,608		35,482	18,828	10,292
Cost of revenue:
Product(1)	29,751	21,855		13,961	7,725	4,401
Support and services(1)	6,837	5,425		2,907	1,660	1,539

Total cost of revenue	36,588	27,280		16,868	9,385	5,940

Gross profit	61,239	34,328		18,614	9,443	4,352
Operating expenses:
Research and development(1)	17,224	9,720		7,034	5,517	6,575
Sales and marketing(1)	26,126	15,699		10,050	8,004	6,934
General and administrative(1)	11,673	4,936		3,045	2,166	2,884

Total operating expenses	55,023	30,355		20,129	15,687	16,393

Operating income (loss)	6,216	3,973		(1,515)	(6,244)	(12,041)
Other income — net	273	248		124	(7)	19

Income (loss) before provision for income tax	6,489	4,221		(1,391)	(6,251)	(12,022)
Income tax provision	(408)	(219)		(11)	—	—

Net income (loss)	6,081	4,002		(1,402)	(6,251)	(12,022)
Accretion of preferred stock	(50)	(51)		(32)	(26)	(38)

Net income (loss) available to common shareholders	$6,031	$3,951		$(1,434)	$(6,277)	$(12,060)

Net income (loss) per common share available to common shareholders(2):
Basic	$0.70	$0.60		$(0.27)	$(1.27)	$(10.97)

Diluted	$0.17	$0.12	(3)	$(0.27)	$(1.27)	$(10.97)

Shares used in computing net income (loss) per share available to common shareholders:
Basic	8,565	6,609		5,352	4,935	1,100
Diluted	35,581	33,431	(3)	5,352	4,935	1,100

(1)	Includes stock-based compensation expense as follows:

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands)

Cost of product revenue	$12	$—	$—	$—	$—
Cost of support and services revenue	99	16	—	—	—
Research and development	384	14	—	—	—
Sales and marketing	533	7	—	—	—
General and administrative	1,658	45	82	45	446

Total stock-based compensation expense	$2,686	$82	$82	$45	$446

(2)	See Note 3 to our consolidated financial statements for a description of the method used to compute basic and diluted net income (loss) per share available to common shareholders, which gives effect to the 1-for-10 reverse split of our outstanding common stock on June 22, 2007.

(3)	See Note 2 to our consolidated financial statements regarding the restatement of diluted net income per common share available to common shareholders and diluted shares used in computing net income per share available to common shareholders for the year ended June 30, 2006.

Effective July 1, 2006, we adopted SFAS 123(R) “Share-Based Payment.” Stock-based compensation expense for years prior to fiscal 2007 was calculated based on provisions of APB 25 “Accounting for Stock Issued to Employees.”

	As of June 30,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$17,326	$12,333	$5,373	$723	$3,451
Working capital	23,018	16,208	10,741	1,320	3,720
Total assets	53,034	30,885	20,960	7,962	8,231
Redeemable convertible preferred stock	56,341	56,332	56,281	46,300	42,814
Total shareholders’ deficit	(31,829)	(41,168)	(45,713)	(44,596)	(38,374)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 2 to our consolidated financial statements regarding the restatement of diluted net income per common share available to common shareholders and diluted shares used in computing net income per share available to common shareholders for the year ended June 30, 2006.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.” We report results on a fiscal year ending June 30. For ease of reference within this section, 2007 refers to the fiscal year ended June 30, 2007, 2006 refers to the fiscal year ended June 30, 2006 and 2005 refers to the fiscal year ended June 30, 2005.

Overview

We are a leading provider of IP telecommunications solutions for enterprises. Our solution is comprised of our ShoreGear switches, ShorePhone IP phones and ShoreWare software applications. We were founded in September 1996 and shipped our first system in 1998. We have continued to develop and enhance our product line since that time. We currently offer nine models of our switches and five models of our IP phones.

We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including to small, medium and large companies and public institutions. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners has more than doubled since June 30, 2004 to 470 as of June 30, 2007, including over 40 channel partners internationally. Channel partners typically purchase our products directly from us. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

Our channel partners generally perform installation and implementation services for the enterprises that use our systems. In most cases, our channel partners provide the post-contractual support to the enterprise customer by providing first-level support services and purchasing additional services from us under a post-contractual support contract. For channel partners without support capabilities or that do not desire to provide support, we offer full support contracts to provide all of the support to enterprise customers.

We outsource the manufacturing of our products to contract manufacturers. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain a manufacturing operation. Our switch products are manufactured by a contract manufacturer in San Jose, California and our phone products are manufactured by a contract manufacturer in China. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement, final testing and assembly of our products. We work closely with our contract manufacturers to manage the cost of components, since our total manufacturing costs are directly tied to component costs. We regularly provide forecasts to our contract manufacturers, and we order products from our contract manufacturers based on our projected sales levels well in advance of receiving actual orders from our enterprise customers. We seek to maintain sufficient levels of finished goods inventory to meet our forecasted product sales with limited levels of inventory to compensate for unanticipated shifts in sales volume and product mix.

Although we have historically sold our systems primarily to small and medium sized enterprises, we have recently begun to expand our sales and marketing activities to increase our focus on larger enterprise customers. Accordingly, we have implemented a major accounts program whereby our sales personnel assist our channel partners to sell to large enterprise accounts, and we coordinate with our channel partners to enable them to better serve large multi-site enterprises. To the extent we are successful in penetrating larger enterprise customers, we expect that the sales cycle for our products will increase, and that the demands on our sales and support infrastructure will also increase.

We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Spain and Australia. While we expanded our operations to Europe in 2005 and to the Asia Pacific region in 2006, most of our enterprise customers are located in the United States. Revenue from international sales has been 3% or less of our total revenue for 2005, 2006, and 2007, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

We have experienced significant growth in recent periods, with our total revenue growing to $97.8 million for 2007 from $35.5 million for 2005. This growth in revenue has largely been driven by increased demand for IP telecommunications systems from new enterprise customers, as well as sales of additional products to our installed enterprise customer base. Our operating expenses have also increased significantly to $55.0 million for 2007 from $20.1 million for 2005. This growth in operating expenses has primarily been driven by our growth in headcount, to 285 employees at June 30, 2007,as compared with 174 employees at June 30, 2006 and 118 employees at June 30, 2005. We expect to continue to add personnel in all functional areas.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Initial and repeat sales orders.  Our goal is to attract a significant number of new enterprise customers and to encourage existing enterprise customers to purchase additional products and support. Many enterprise customers make an initial purchase and deploy additional sites at a later date, and also buy additional products and support as their businesses expand. As our installed enterprise customer base has grown we have experienced an increase in revenue attributable to existing enterprise customers, which currently represents a significant portion of our total revenue.

Deferred revenue.  Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at June 30, 2007 was $14.0 million, of which $10.1 million is expected to be recognized within one year.

Gross margin.  Our gross margin for products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system prices. We have been able to increase our product gross margin by reducing hardware costs and through product redesign and volume discount pricing from our suppliers. For example, in 2004, we introduced our current family of switches and IP phones, which generally improved our gross margin. We have also introduced new, lower cost hardware following these introductions, which has continued to improve our product gross margin. In general, product gross margin on our switches is greater than product gross margin on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross margins and increasing our profitability.

Gross margin for support and services is significantly lower than gross margin for products, and is impacted primarily by personnel costs and labor related expenses. The primary goal of our support and services function is to ensure maximum customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we will be able to improve gross margin for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

Operating expense management.  To date, we have managed our operating expenses so that they have generally increased at a slower rate than our annual revenue growth, and we intend to continue to do so in the future. However, because of the additional expenses we incur related to the growth of our general and administrative function as a result of becoming a public company, together with our litigation-related expenses, we may not succeed in doing so. Our operating expenses are comprised primarily of compensation and benefits for our employees and, therefore, the increase in operating expenses has been primarily related to increases in our headcount. We intend to expand our workforce to support our anticipated growth, and therefore our ability to forecast revenue is critical to managing our operating expenses.

Basis of Presentation

Revenue.  We derive our revenue from sales of our IP telecommunications systems and related support and services. Our typical system includes a combination of IP phones, switches and software applications. Channel partners buy our products directly from us. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction metrics, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue has accounted for 89%, 90% and 90% of our total revenue for 2007, 2006 and 2005, respectively.

Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Post-contractual support revenue is recognized ratably over the contractual service period.

Cost of revenue.  Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of product sold. Cost of support and services revenue consists of salary and related overhead costs of personnel engaged in support and services, and hence is substantially fixed in the near term.

Research and development expenses.  Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We are devoting substantial resources to the development of additional functionality for existing products and the development of new products and related software applications. We intend to continue to make significant investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase in absolute dollars.

Sales and marketing expenses.  Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, advertising, trade shows, professional services fees and facilities expenses. We plan to continue to invest in development of our distribution channel by increasing the size of our field sales force and the number of our channel partners to enable us to expand into new geographies, including Europe and Asia Pacific, and further increase our sales to large enterprises. In conjunction with channel growth, we plan to increase the investment in our training and support of channel partners to enable them to more effectively sell our products. We also plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category.

General and administrative expenses.  General and administrative expenses relate to our executive, finance, human resources, legal and information technology organizations. Expenses primarily include personnel costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense, software amortization costs, depreciation expense and facilities expenses. We expect that we will incur significant additional accounting, legal and compliance costs as well as additional insurance, investor relations and other costs associated with being a public company. We also expect to incur additional general and administrative expenses related to our litigation with Mitel. In addition, as we expand our business, we expect to increase our general and administrative expenses.

In May 2007, we entered into a new lease for our existing headquarters facility that extends until October 2009. In addition, in May 2007, we executed a new two-year lease for additional operational space in another location near our corporate headquarters that expires in September 2009. In addition, in March 2007, we executed a new three-year lease for our Australian subsidiary that expires in June 2010. As a result of these new leases, our operating lease obligations have increased significantly beginning in the fourth quarter of 2007.

Other income (expense).  Other income (expense) primarily consists of interest earned on cash balances and the change in fair value of preferred stock warrants.

Income tax provision.  Income tax provision includes federal, state and foreign tax on our income. From inception through 2005 we accumulated substantial net operating loss and tax credit carryforwards. We fully reserved the deferred tax asset from these losses and tax credits on our financial statements. We were profitable in 2007 and 2006 and had an effective tax rate of approximately 6% in 2007 and 5% in 2006 as a result of utilizing portions of the deferred tax asset and reducing the related valuation allowance.

We believe we have had multiple ownership changes, as defined under Section 382 of the Internal Revenue Code, due to significant stock transactions in previous years, which may limit the future realization of our net operating losses and we are currently analyzing these ownership changes to determine the limitations on our ability to utilize our net operating loss and tax credit carryforwards under Sections 382 and 383 of the Internal Revenue Code in future periods. At June 30, 2007, we had approximately $72.6 million and $26.5 million of net operating loss carryforwards for federal and state purposes, respectively. Based on estimates prepared to date, we believe the provisions of Section 382 could result in the forfeiture of substantially all of our net operating losses for U.S. federal income tax purposes. We believe there could also be an impact on our ability to utilize California net operating loss carryforwards and our research and development tax credit carryforwards. Beginning in fiscal 2008, we anticipate our effective tax rate will increase substantially to a range of mid- to high- 30% due to these limitations on our ability to utilize net operating loss and tax credit carryforwards, and the extent of the impact from stock-based compensation.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the years indicated.

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Revenue:
Product	$87,095	$55,300	$31,970
Support and services	10,732	6,308	3,512

Total revenue	97,827	61,608	35,482
Cost of revenue:
Product(1)	29,751	21,855	13,961
Support and services(1)	6,837	5,425	2,907

Total cost of revenue	36,588	27,280	16,868

Gross profit	61,239	34,328	18,614
Operating expenses:
Research and development(1)	17,224	9,720	7,034
Sales and marketing(1)	26,126	15,699	10,050
General and administrative(1)	11,673	4,936	3,045

Total operating expenses	55,023	30,355	20,129

Operating income (loss)	6,216	3,973	(1,515)
Other income — net	273	248	124

Income (loss) before provision for income tax	6,489	4,221	(1,391)
Income tax provision	(408)	(219)	(11)

Net income (loss)	$6,081	$4,002	$(1,402)

(1)	Includes stock-based compensation as follows:

	Year Ended June 30,
	2007	2006	2005

Cost of product revenue	$12	$—	$—
Cost of support and services revenue	99	16	—
Research and development	384	14	—
Sales and marketing	533	7	—
General and administrative	1,658	45	82

Total stock-based compensation expense	$2,686	$82	$82

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2007	2006	2005

Revenue:
Product	89%	90%	90%
Support and services	11%	10%	10%

Total revenue	100%	100%	100%
Cost of revenue:
Product	30%	35%	40%
Support and services	7%	9%	8%

Total cost of revenue	37%	44%	48%

Gross profit	63%	56%	52%
Operating expenses:
Research and development	18%	16%	20%
Sales and marketing	27%	26%	28%
General and administrative	12%	8%	8%

Total operating expenses	57%	50%	56%

Operating income (loss)	6%	6%	(4)%
Other income, net	—	—	—

Income (loss) before provision for income tax	6%	6%	(4)%
Provision for income taxes	—%	—	—

Net income (loss)	6%	6%	(4)%

Fiscal 2007 compared to Fiscal 2006

Revenue.  Total revenue was $97.8 million in 2007, an increase of $36.2 million, or 59%, from $61.6 million in 2006. This increase was primarily attributable to increased sales of our products and services. Product revenue was $87.1 million in 2007, an increase of $31.8 million, or 57%, from $55.3 million in 2006. Support and services revenue was $10.7 million in 2007, an increase of $4.4 million, or 70%, from $6.3 million in 2006, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training services and installations. We expect our revenue growth in fiscal 2008 to be in the range of 40-45%.

Gross margin.  Total gross margin increased to 63% in 2007 from 56% in 2006. Product gross margin increased to 66% in 2007 from 60% in 2006. The increase in product gross margin was due to improved margins on hardware products as a result of sales of hardware products introduced in April 2006 that have higher margins than the hardware products that they replaced. Support and services gross margin increased to 36% in 2007 from 14% in 2006. The increase in support and services gross margin was due to support and service revenue increasing by 70% and service costs only increasing 26%, compared to the same period in 2006. Compensation for support and services employees, the largest category of support and service costs, increased 41% in 2007, as headcount increased from 31 employees at June 30, 2006 to 42 employees at June 30, 2007.

Research and development.  Research and development expenses increased $7.5 million, or 77%, to $17.2 million in 2007 from $9.7 million in 2006. These expenses represented 18% and 16% of total revenue, respectively, in those years. Compensation, including stock based compensation, for research and development employees accounted for $5.1 million of the increase, primarily as a result of an increase in headcount to 102 employees at June 30, 2007, from 48 employees at June 30, 2006. Additionally, consulting and professional services, non-recurring engineering charges, software license and maintenance fees and equipment costs accounted for $785,000, $478,000, $290,000 and $230,000, respectively, of the increase.

Sales and marketing.  Sales and marketing expenses were $26.1 million in 2007, an increase of $10.4 million, or 66%, from $15.7 million in 2006. These expenses represented 27% and 26% of total revenue, respectively, in those years. Compensation, including stock based compensation for sales and marketing employees represented $7.2 million of this increase, primarily as a result of an increase in headcount, to 94 employees at June 30, 2007 from 66 employees at June 30, 2006. Additionally, travel, promotional and lead generation programs, marketing shows and events and advertising and public relations accounted for $1.0 million, $952,000, $668,000 and $575,000, respectively, of the increase.

General and administrative.  General and administrative expenses were $11.7 million in 2007, an increase of $6.7 million, or 136%, from $4.9 million in 2006. These expenses represented 12% and 8% of total revenue, respectively, in those years. Compensation for general and administrative employees accounted for $2.6 million of the increase, primarily as a result of an increase in headcount, to 33 employees at June 30, 2007 from 18 employees at June 30, 2006. General and administrative compensation expense in 2007 also included $1.7 million of stock-based compensation expense most of which is associated with an outstanding option granted prior to the adoption of SFAS 123(R) that was subject to variable accounting. Variable accounting on this outstanding option ceased in March 2007 upon the repayment of the related note receivable in exchange for the surrender of shares of our common stock having a value equal to the amounts outstanding under the note. Audit, legal and professional services accounted for $1.5 million and $1.5 million, respectively, of the increase. The remainder of the increase was primarily attributable to various expenses including travel expenses, software license and maintenance, training, and facility expenses.

Other income (expense).  Other income (expense) was $273,000 of other income in 2007, an increase of $25,000, from $248,000 of other income in 2006. The increase was due to increased interest income of $511,000 associated with higher average cash balances and interest rates in 2007 as compared to 2006. The increase was partially offset by an expense of $508,000 associated with the increase in fair value of preferred stock warrants issued in 2001 and 2003 in conjunction with a line of credit.

Income tax provision.  The income tax provision was $408,000 in 2007, an increase of $189,000, from $219,000 in 2006, primarily due to an increase in our taxable income and in our effective tax rate from 5.2% to 6.3%. Our effective tax rate is expected to increase substantially after June 30, 2007 to a range of mid to high 30% as a significant amount of net operating losses are expected to expire.

Fiscal 2006 compared to Fiscal 2005

Revenue.  Total revenue was $61.6 million in 2006, an increase of $26.1 million, or 74%, from $35.5 million in 2005. This increase was primarily attributable to increased sales of our products, including hardware and software, and services. Product revenue was $55.3 million in 2006, an increase of $23.3 million, or 73%, from $32.0 million in 2005. Support and services revenue was $6.3 million in 2006, an increase of $2.8 million, or 80%, from $3.5 million in 2005, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales and post-contractual support contract renewals and, to a lesser extent, revenue from training services and installations. The increase in support and services revenue reflected our increasing strategic focus on large enterprise customers and overall growth in system sales.

Gross margin.  Total gross margin was 56% in 2006, an increase from 52% in 2005. Product gross margin was 60% in 2006, an increase from 56% in 2005. The increase in product gross margin was due to improved margins on hardware products as a result of sales of new hardware products with higher margins and reduced costs for some existing hardware products. Support and services gross margin was 14% in 2006, a decrease from 17% in 2005. The decrease was due to hiring new support and services employees to build our infrastructure at a faster rate than the growth in our support and service revenue.

Research and development.  Research and development expenses was $9.7 million in 2006, an increase of $2.7 million, or 38%, from $7.0 million in 2005. These expenses represented 16% and 20% of total revenue in 2006 and 2005, respectively. Of the increase, $2.0 million was for salaries and benefits primarily as a result of an increase in headcount to 48 employees at June 30, 2006, from 38 employees at June 30, 2005. Engineering costs for new products, prototype expenses, facilities expenses and software usage fees accounted for $288,000, $133,000, $104,000 and $99,000, respectively, of the increase.

Sales and marketing.  Sales and marketing expenses were $15.7 million in 2006, an increase of $5.6 million, or 56%, from $10.1 million in 2005. These expenses represented 26% and 28% of total revenue in 2006 and 2005, respectively. Of the increase, $3.7 million was for salaries, sales commissions and related employee benefits primarily as a result of an increase in headcount to 66 employees at the end of 2006, from 37 employees at the end of 2005. Promotional and lead generation programs, travel, recruiting, training and professional services accounted for $959,000, $583,000, $140,000, $114,000 and $93,000, respectively, of the increase.

General and administrative.  General and administrative expenses were $4.9 million in 2006, an increase of $1.9 million, or 62%, from $3.0 million in 2005. These expenses represented 8% and 8% of total revenue in 2006 and 2005, respectively. Of the increase, $912,000 was for salaries and benefits primarily as a result of an increase in headcount to 18 employees at the end of 2006, from 14 employees at the end of 2005. Professional services and facilities maintenance costs accounted for $576,000 and $153,000, respectively, of the increase. The remainder of the increase was attributable to various expenses including facilities expenses, expensed equipment, and an increase in the allowance for bad debts.

Other income.  Other income was $248,000 in 2006, an increase of $124,000 from $124,000 in 2005. The increase was primarily due to an increase in interest income, partially offset by an increase in foreign currency exchange losses and interest expense. Interest income increased $155,000 due to higher average cash balances in 2006.

Income tax provision.  The income tax provision was $219,000 in 2006, an increase of $208,000 from $11,000 in 2005, primarily due to an increase in our taxable income.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statement of operations data in dollars and as a percentage of total revenue for each of our last eight quarters in the period ended June 30, 2007. The quarterly data presented below have been prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this document, and in the opinion of management reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our quarterly results of operations may fluctuate in the future due to a variety of factors. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our results for these quarterly periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,
	2007	2007	2006	2006	2006	2006	2005	2005
	(In thousands)

Revenue:
Product	$25,622	$23,142	$19,864	$18,467	$17,328	$14,474	$13,498	$10,000
Support and services	3,301	2,867	2,616	1,948	1,756	2,119	1,219	1,214

Total revenue	28,923	26,009	22,480	20,415	19,084	16,593	14,717	11,214
Cost of revenue:
Product(1)	8,480	7,997	6,767	6,507	6,132	6,011	5,668	4,044
Support and services(1)	1,984	1,813	1,595	1,445	1,483	1,755	1,109	1,078

Total cost of revenue	10,464	9,810	8,362	7,952	7,615	7,766	6,777	5,122

Gross profit	18,459	16,199	14,118	12,463	11,469	8,827	7,940	6,092
Operating expenses:
Research and development(1)	5,774	4,282	4,051	3,117	3,200	2,386	2,083	2,051
Sales and marketing(1)	7,685	7,009	5,755	5,677	4,843	3,916	3,873	3,067
General and administrative(1)	3,290	2,973	2,837	2,573	1,828	1,238	995	875

Total operating expenses	16,749	14,264	12,643	11,367	9,871	7,540	6,951	5,993

Operating income	1,710	1,935	1,475	1,096	1,598	1,287	989	99
Other income — net	280	231	(395)	157	151	61	6	30

Income before provision for income tax	1,990	2,166	1,080	1,253	1,749	1,348	995	129
Provision for income taxes	(97)	(126)	22	(207)	(79)	(76)	(51)	(13)

Net income	$1,893	$2,040	$1,102	$1,046	$1,670	$1,272	$944	$116

(1)	Includes stock-based compensation as follows:

	Three Months Ended
	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,
	2007	2007	2006	2006	2006	2006	2005	2005
	(In thousands)

Cost of product revenue	$5	$3	$3	$1	$—	$—	$—	$—
Cost of support and services revenue	44	26	24	5	2	—	—	14
Research and development	194	91	82	17	8	6	—	—
Sales and marketing	202	123	111	97	5	2	—	—
General and administrative	187	353	415	703	21	2	13	9

Total stock-based compensation expense	$632	$596	$635	$823	$36	$10	$13	$23

	As a Percentage of Total Revenue
	Three Months Ended
	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,
	2007	2007	2006	2006	2006	2006	2005	2005

Revenue:
Product	89%	89%	88%	90%	91%	87%	92%	89%
Support and services	11%	11%	12%	10%	9%	13%	8%	11%

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue:
Product	29%	31%	30%	32%	32%	36%	39%	36%
Support and services	7%	7%	7%	7%	8%	11%	8%	10%

Total cost of revenue	36%	38%	37%	39%	40%	47%	46%	46%

Gross profit	64%	62%	63%	61%	60%	53%	54%	54%
Operating expenses:
Research and development	20%	16%	18%	15%	17%	14%	14%	18%
Sales and marketing	27%	27%	26%	28%	25%	24%	26%	27%
General and administrative	11%	11%	13%	13%	10%	7%	7%	8%

Total operating expenses	58%	55%	56%	56%	52%	45%	47%	53%

Operating income	6%	7%	7%	5%	8%	8%	7%	1%
Other income — net	1%	1%	(2)%	1%	1%	0%	0%	0%

Income before provision for income tax	7%	8%	5%	6%	9%	8%	7%	1%
Provision for income taxes	0%	0%	0%	(1)%	0%	0%	0%	0%

Net income	7%	8%	5%	5%	9%	8%	6%	1%

Revenue has increased sequentially in each of the quarters presented due to increased sales of our products, an increase in the number of channel partners and company sales staff, an increase in lead generation activities and additional products sold to new and existing enterprise customers. Because of the rapid growth of our revenue, we have not yet experienced the effects of seasonality on a quarter-to-quarter basis, but we expect that, over the longer term, we will experience seasonally reduced activity in the first and third quarters of each calendar year, as is the case with comparable companies in our industry. Product gross margins improved in the quarter ended June 30, 2006, and remained higher in succeeding quarters, primarily as a result of newly introduced products that have higher margins than the products that they replaced. Operating expenses increased sequentially in each of the quarters presented as we continued to add personnel and related costs to accommodate our growth. We have invested substantially in research and development in recent quarters as we believe technology leadership is an important element to our continued growth. Starting largely in the quarter ended June 30, 2006, we also increased general and administrative spending in information technology systems, outside audit and Sarbanes-Oxley-related consulting services. General and administrative expenses for the quarters ended June 30, 2007, March 31, 2007, December 31, 2006, and September 30, 2006 included $0, $311,000, $367,000 and $699,000, respectively, of non-cash stock-based compensation associated with an outstanding option granted prior to the adoption of SFAS 123(R) that was subject to variable accounting. In addition, other (income) expense for the quarters ended June 30, 2007, March 31, 2007, December 31, 2006, and September 30, 2006 included ($117,000), $45,000, $579,000, and $0, respectively, of non-cash expenses (benefits) associated with the change in fair value of preferred stock warrants, respectively.

Liquidity and Capital Resources

As of June 30, 2007, our principal sources of liquidity consisted of cash and cash equivalents of $17.3 million and accounts receivable net of $19.4 million. On July 9, 2007, we closed our initial public offering of 9,085,000 shares of common stock at a price of $9.50 per share, resulting in net proceeds to us of approximately $78 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $17.3 million of cash and cash equivalents at June 30, 2007, together with cash flows from our operations and the net proceeds from our initial public offering which was completed in July 2007, will be sufficient to fund our operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Cash provided by (used in) operating activities	$7,910	$7,266	$(4,957)
Cash (used in) investing activities	(2,224)	(1,293)	(590)
Cash provided by financing activities	(693)	987	10,197

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in operating expense areas such as research and development, sales and marketing and administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other current assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and typically collect in 50 to 60 days. We also prepay for license rights to third-party products in advance of sales.

Net cash provided by (used in) operating activities was $7.9 million, $7.3 million, and ($5.0) million, in 2007, 2006 and 2005, respectively. Net cash provided by operating activities in 2007 primarily consisted of net income of $6.1 million. Noncash adjustments were higher in 2007 compared to 2006, including stock-based compensation expense, which was higher by $2.7 million due to $1.4 million of stock-based compensation expense associated with an award that was subject to variable accounting and the adoption of SFAS 123(R) on July 1, 2006, and an increase in fair value of the preferred stock warrants by $508,000. In addition to the higher net income and non-cash adjustments, the period-to-period change in cash flows relating to operating activities was also affected by an increase in deferred revenue of $7.4 million, due primarily to the deferral of revenue from sales of post contractual support contracts exceeding the revenue recognized from post contractual support contracts, and an increase in accounts payable of $2.0 million, primarily attributable to increased purchasing activity required to support our business growth and increased headcount. These sources of cash were partially offset by uses of cash associated with an increase in accounts receivable of $8.2 million due to increased sales in 2007 compared to 2006, an increase in prepaid expenses and other current assets of $2.5 million and an increase in inventory of $2.4 million. Net cash provided by operating activities in 2006 primarily consisted of net income of $4.0 million, depreciation and amortization expense of $716,000 and an increase of $2.3 million related to net changes in working capital. Of this

$2.3 million, the primary sources of cash were a $1.9 million increase to accrued employee compensation, largely employee bonuses relating to company performance, increased deferred revenue relating to support contracts of $1.5 million and increased accounts payable of $809,000, which was partially offset by increases to accounts receivable of $2.4 million. Net cash used in operating activities in 2005 primarily consisted of net losses of $1.4 million, reduced by depreciation and amortization expense of $592,000 and a use of $4.2 million related to net changes in working capital. Of this $4.2 million, the increased accounts receivable and inventories were $4.7 million and $3.5 million, respectively. These increases were partially offset by cash provided due to increased accounts payable of $1.0 million and increases in deferred revenue of $2.8 million.

Cash flows from investing activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities was $2.2 million, $1.3 million, and $590,000, in 2007, 2006 and 2005, respectively. Net cash used in investing activities in 2007 was primarily for capital expenditures, primarily related to manufacturing tooling for the production of our hardware products, computer equipment for our research and development lab and to support our growth in headcount. Net cash used in investing activities in 2006 was for capital expenditures, primarily related to computer and lab equipment to support our growth in headcount and manufacturing tooling for production of our hardware products. Net cash used in investing activities in 2005 was for capital expenditures, primarily related to computer equipment to support our growth in headcount. Our requirements for additional capital expenditures are subject to change depending upon several factors, including our needs based on our changing business and industry and market conditions.

Cash flows from financing activities

Net cash provided by (used in) financing activities was ($693,000), $1.0 million, and $10.2 million, in 2007, 2006 and 2005, respectively. In 2007, we incurred $1.3 million of costs related to our initial public offering and generated $573,000 of net proceeds from the exercise of common stock options. In 2006, we generated $1.0 million of net proceeds from the exercise of common stock options. In 2005, we issued Series H redeemable convertible preferred stock for net proceeds of $9.9 million and received $222,000 from the repayment of shareholder notes issued in connection with stock option exercises.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2007:

	Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Operating Lease Obligations	$3,528	$1,367	$2,161	$—	$—
Purchase Obligations(1)	11,875	11,875	—	—	—

Total	$15,403	$13,242	$2,161	$—	$—

(1)	Purchase obligations represent commitments under non-cancelable orders for finished goods inventory with our contract manufacturers.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. Although we believe that our judgments and estimates are reasonable under the circumstances, actual results may differ from those estimates.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Stock-based compensation;

•	Inventory valuation; and

•	Accounting for income taxes.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations.

Revenue Recognition

Product Revenue.  Our software is integrated with our hardware and is essential to the functionality of the integrated system product. Product sales typically include a perpetual license to our software, except in limited circumstances such as sales of spare or replacement handsets, back-up switches and additional business applications. We recognize revenue for these sales in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, or Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, as applicable, depending on whether the hardware is sold in a multiple-element arrangement with software and post-contractual support or on a standalone basis if the enterprise customer purchases hardware, software, or maintenance support separately. For the initial sale, we generally bundle together the hardware, software, and post-contractual support contracts with terms of up to five years. Thereafter, if the enterprise customer increases the number of end user deployments and/or functionality, it may add more hardware, software, and related post-contractual support by purchasing them separately. We have established vendor-specific objective evidence, or VSOE, of fair value for post-contractual support and, installation and services and training, as noted below.

We recognize product revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. Our fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. Our agreements generally do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the acceptance provisions have been met or the right of return lapses. We maintain a reserve for sales returns based on historical experience. Payment terms generally range from net 30 to net 60 days. In the event payment terms are extended materially from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due. We assess the ability to collect from channel partners based on a number of factors, including creditworthiness and past transaction history. If the channel partner is not deemed creditworthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges are included in product revenue and the related shipping costs are included in cost of product revenue.

We monitor and analyze the accuracy of sales returns estimates by reviewing actual returns and adjust it for future expectations to determine the adequacy of our current and future reserve needs. If actual future returns and allowances differ from past experience and expectation, additional allowances may be required.

We have arrangements with channel partners of their products to reimburse the channel partners for cooperative marketing costs meeting specified criteria. The reimbursements are limited to 50% of the actual costs charged to the channel partners by third-party vendors for advertising, trade shows and other related sales and marketing activities for which we receive an identifiable benefit, subject to a limit of the total cooperative marketing allowance earned by each channel partner. In accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), we record the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations. The marketing allowance can also be used by the channel partners to purchase demonstration products from us at greater than the standard discount for products sold to channel partners. Such discounts provided to the channel partners are recorded as a reduction of revenue upon shipment of the demonstration units.

Post-Contractual Support.  Our support and services revenue is primarily derived from post-contractual support. We account for post-contractual support revenue based on SOP 97-2, which states that if an arrangement includes multiple elements, the fee should be allocated to the various elements based on VSOE of fair value, regardless of any separate prices stated within the contract for each element. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for support through prior renewals of post-contractual support contracts, which establishes a price which is based on a standalone sale.

We use the residual method, as allowed by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as post-contractual support, installation services and training, are deferred and the remaining portion of the sales amount is recognized as product revenue. The fair value of the post-contractual support is recognized as support and services revenue on a straight-line basis over the term of the related support period, which can be up to five years in length.

If VSOE of fair value does not exist for commitments to provide specified upgrades, services or additional products to customers in the future, as has been the case from time to time in the past, we defer all revenue from the arrangement until the earlier of the point at which VSOE of fair value does exist or all such elements from the arrangement have been delivered.

Installation and training.  Installation services are sold on an elective basis. Channel partners or enterprise customers generally perform installations without our involvement, so we do not recognize substantial revenue from installation services. As installation is typically performed by the channel partner or enterprise customer, it is not considered essential to the functionality of the delivered elements. Installation is generally priced at established rates based on estimated hours to install our systems. Training services are also sold on an elective basis, both to channel partners and to enterprise customers, and is purchased both with system orders and on a standalone basis. VSOE of fair value is established for training through sales made independent of a bundled order. We recognize revenue related to installation services and training upon delivery of the service.

Allowance for Doubtful Accounts

We review our allowance for doubtful accounts on a quarterly basis by assessing individual accounts receivable that materially exceed due dates. Risk assessment for these accounts includes historical collections experience with the specific account and with our similarly situated accounts coupled with other related credit factors that may evidence a risk of default and loss to us. Accordingly, the amount of this allowance will fluctuate based upon changes in revenue levels, collection of specific balances in accounts receivable and estimated changes in channel partner credit quality or likelihood of collection. If the financial condition of our channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts represents management’s best estimate, but changes in circumstances, including unforeseen declines in market conditions and collection rates, may result in additional allowances in the future or reductions in allowances due to future recoveries.

Stock-Based Compensation

Prior to July 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure only provisions of Statement of Financial Accounting Standards, or SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 148.

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant.

Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(revised 2004), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards newly granted, modified, repurchased or cancelled, after the adoption date. Under this transition method, our stock-based compensation expense recognized beginning July 1, 2006 is based on the grant date fair value of stock option awards we grant or modify after July 1, 2006. We categorize our options into two classes. Class One includes all options granted with standard four-year vesting and no ability to exercise prior to vesting. Class Two includes options granted with standard four-year vesting but allow for early exercisability. We recognize stock-based compensation expense for both Class One and Class Two on a straight-line basis over the options’ expected vesting terms. We estimated the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model with the following assumptions:

	Year Ended June 30, 2007
	Class One	Class Two

Expected life	6.08 years	4.0 years
Interest rate range	4.6-4.8%	4.6-4.8%
Volatility	71	55
Dividend yield	0	0

During 2007, we recorded non-cash stock-based compensation expense of $1.2 million under SFAS 123(R). In future periods, stock-based compensation expense is expected to increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. Our estimated forfeiture rate in the year ended June 30, 2007 was 11.4%. As of June 30, 2007, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $10.5 million, net of estimated forfeitures of $3.2 million. This cost will be amortized on a straight-line basis over a weighted-average vesting period of approximately four years. As a result of adopting SFAS 123(R) on July 1, 2006, our net income for the year ended June 30, 2007 was $309,000 lower than if we had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the year ended June 30, 2007 were $0.04 and $0.01 lower, respectively, than if we had continued to account for stock-based compensation under APB 25.

Estimation of Fair Value of Warrants to Purchase Preferred Stock

FASB Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5, provides that the warrants we have issued to purchase shares of Series E and Series F preferred stock are subject to the requirements in FSP 150-5, which requires us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. We recorded $508,000 of expense in other income (expense) for 2007, to reflect increase in the estimated fair value of the warrants. We estimated the fair value of these warrants at June 30, 2007 using the Black-Scholes option valuation model. This model utilizes the estimated fair value of the underlying preferred stock at the valuation measurement date, the remaining term of the warrant, risk-free interest rates, and expected dividends and expected volatility of the price of the underlying convertible preferred stock.

Upon our initial public offering, subsequent to June 30, 2007, these warrants converted into warrants to purchase shares of our common stock and, as a result, are no longer subject to FSP 150-5. At that time, the then-current aggregate fair value of these warrants was reclassified from liabilities to common stock, a component of stockholders’ deficit, and we ceased to record any related periodic fair value adjustments.

Inventory Valuation

Inventories consist principally of finished goods and are stated at the lower of cost or market value, with cost being determined under a standard cost method that approximates first-in, first out. A small portion of our inventory also relates to evaluation units located at enterprise customer locations and service inventory. Inventory valuation reserves are established to reduce the carrying amounts of our inventories to their net estimated realizable values. Inventory valuation reserves are based on historical usage, expected demand and, with respect to evaluation units, conversion rate and age. Inherent in our estimates of market value in determining inventory valuation reserves are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory valuation reserves could be required and would be reflected in cost of product revenue in the period in which the reserves are taken. Inventory valuation reserves were $365,000 and $598,000 as of June 30, 2007 and 2006, respectively. Once a reserve is established, it is maintained until the unit to which it relates is sold or scrapped. The reduced costs associated with the revenue from this unit results in an increase in gross profit and gross margin.

Accounting for Income Taxes

We account for income taxes using an asset and liability approach, in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. To date, as a result of our uncertainty regarding the realizability of our deferred tax assets, consisting principally of net operating loss and tax credit carryforwards, we have recorded a 100% valuation allowance.

At June 30, 2007, we had $72.6 million and $26.5 million of net operating loss carryforwards for federal and state purposes, respectively. Net operating loss carryforwards will begin to expire in 2020 and 2007 for federal and California purposes, respectively. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and the respective countries in which our international subsidiaries are located, and the availability of our net operating loss and tax credit carryforwards.

We believe we have had multiple ownership changes as defined under Section 382 of the Internal Revenue Code and we are currently analyzing these ownership changes to determine the limitations on our ability to utilize our net operating loss and tax credit carryforwards under Sections 382 and 383 of the Internal Revenue Code in future periods due to significant stock transactions in previous years, which may limit the future realization of our net operating losses and tax credits. Based on estimates prepared to date, we believe the provisions of Section 382 could result in the forfeiture of substantially all of our net operating losses for U.S. federal income tax purposes. We believe there could also be an impact on our ability to utilize California net operating loss carryforwards as well.

As of June 30, 2007, we had research and development tax credit carryforwards of approximately $1.9 million and $3.5 million, which can be used to reduce future federal and California income taxes, respectively. Federal research and development tax credit carryforwards will expire beginning in fiscal 2012 through 2027. California research and development tax credits will carry forward indefinitely. In addition, a portion of the federal research tax credit carryforwards may be subject to forfeiture due to Section 383 limitations. We are in the process of determining the impact of Section 383 on the tax credit carryforwards.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) that replaces Accounting Principals Board Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006. We are currently in the process of evaluating the effects of this new accounting standard.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 in fiscal 2007 did not have a significant impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 in fiscal year 2009 to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us as of the first quarter of 2009. We are currently evaluating the impact of this pronouncement on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2007, we had cash and cash equivalents of $17.3 million, which consisted of highly liquid money market instruments with original maturities of three months or less. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material effect on our financial condition or results of operations.

Foreign Currency Risk

As we expand, we expect that many of our international enterprise customers will be invoiced in foreign currencies and our international sales and marketing operations will incur expenses that are denominated in foreign currencies. These revenues and expenses could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. As a result, we could incur unanticipated translation gains and losses. To date, the foreign currency effect on our cash and cash equivalents has been immaterial and we have not hedged our exposure to changes in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHORETEL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of ShoreTel, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders’ deficit, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoreTel, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated statement of operations for the year ended June 30, 2006 has been restated.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
September 26, 2007

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
	(Amounts in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,326	$12,333
Accounts receivable, net of allowances of $320 and $378 as of June 30, 2007 and June 30, 2006, respectively	19,411	11,479
Inventories	7,057	4,656
Prepaid expenses and other current assets	3,372	852

Total current assets	47,166	29,320
PROPERTY AND EQUIPMENT — Net	2,933	1,556
OTHER ASSETS	2,935	9

TOTAL	$53,034	$30,885

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,433	$3,958
Accrued liabilities and other	2,807	2,272
Accrued employee compensation	3,782	2,918
Deferred revenue	10,126	3,963
Current portion of capital lease obligations	—	1

Total current liabilities	24,148	13,112

LONG-TERM LIABILITIES:
Preferred stock warrant liability	549	—
Long-term deferred revenue	3,825	2,609

Total long-term liabilities	4,374	2,609

Total liabilities	28,522	15,721

COMMITMENTS AND CONTINGENCIES (Note 11)
REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized, 23,586 shares; issued and outstanding 23,316 shares as of June 30, 2007 and June 30, 2006 (aggregate liquidation preference of $44,250)	56,341	56,332

SHAREHOLDERS’ DEFICIT:
Common stock, authorized 500,000 and 40,000 shares as of June 30, 2007 and June 30, 2006, respectively; issued and outstanding, 10,132 and 9,289 shares as of June 30, 2007 and June 30, 2006, respectively	53,206	50,277
Deferred compensation	(237)	(335)
Notes receivable from shareholders	—	(231)
Accumulated deficit	(84,798)	(90,879)

Total shareholders’ deficit	(31,829)	(41,168)

TOTAL	$53,034	$30,885

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2007	2006	2005
		(As restated
		for diluted EPS.
		See Note 2)
	(Amounts in thousands, except per share amounts)

REVENUE:
Product	$87,095	$55,300	$31,970
Support and services	10,732	6,308	3,512

Total revenue	97,827	61,608	35,482
COST OF REVENUE:
Product	29,751	21,855	13,961
Support and services	6,837	5,425	2,907

Total cost of revenue	36,588	27,280	16,868
GROSS PROFIT	61,239	34,328	18,614

OPERATING EXPENSES:
Research and development	17,224	9,720	7,034
Sales and marketing	26,126	15,699	10,050
General and administrative	11,673	4,936	3,045

Total operating expenses	55,023	30,355	20,129

INCOME (LOSS) FROM OPERATIONS	6,216	3,973	(1,515)
OTHER INCOME:
Interest income	803	292	137
Interest expense	—	(31)	(21)
Change in fair value of warrants	(508)	—	—
Other	(22)	(13)	8

Total other income	273	248	124

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	6,489	4,221	(1,391)
PROVISION FOR INCOME TAXES	(408)	(219)	(11)

NET INCOME (LOSS)	6,081	4,002	(1,402)
ACCRETION OF PREFERRED STOCK	(50)	(51)	(32)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$6,031	$3,951	$(1,434)

Net income (loss) per common share available to common shareholders:
Basic	$0.70	$0.60	$(0.27)

Diluted	$0.17	$0.12	$(0.27)

Shares used in computing net income (loss) per share available to common shareholders:
Basic	8,565	6,609	5,352
Diluted	35,581	33,431	5,352

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT

	Redeemable					Notes
	Convertible				Deferred	Receivable		Total
	Preferred Stock		Common Stock		Stock	from	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Compensation	Shareholders	Deficit	Deficit
	(Amounts in thousands)

BALANCE — June 30, 2004	18,599	$46,300	5,741	$49,595	$(118)	$(594)	$(93,479)	$(44,596)
Issuance of Series H preferred stock net of issuance costs of $51	4,717	9,949
Accretion of preferred stock		32		(32)				(32)
Exercise of common stock options			252	13				13
Stock-based compensation expense					82			82
Repayment of shareholder note receivable						222		222
Net loss and comprehensive net loss							(1,402)	(1,402)

BALANCE — June 30, 2005	23,316	56,281	5,993	49,576	(36)	(372)	(94,881)	(45,713)
Accretion of preferred stock		51		(51)				(51)
Exercise of common stock options			3,429	521				521
Stock-based compensation expense				381	(299)			82
Repurchase of shares exercised under note receivable			(46)	(141)		141
Repurchase of shares early exercised			(87)	(9)				(9)
Net income and comprehensive net income							4,002	4,002

BALANCE — June 30, 2006	23,316	56,332	9,289	50,277	(335)	(231)	(90,879)	(41,168)
Accretion of preferred stock		50		(50)				(50)
Exercise of common stock options			901	573				573
Stock-based compensation expense				2,588	98			2,686
Repayment of note receivable from shareholder						12		12
Vesting of accrued early exercised stock options				228				228
Warrants reclassified to liabilities		(41)
Surrender of common stock for settlement of notes receivable (Note 5)			(58)	(410)		219		(191)
Net income and comprehensive net income							6,081	6,081

BALANCE — June 30, 2007	23,316	$56,341	10,132	$53,206	$(237)	$—	$(84,798)	$(31,829)

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,081	$4,002	$(1,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	956	716	592
Stock compensation expense	2,686	82	82
Loss on disposal of property and equipment	38	160	—
Increase in fair value of warrants	508	—	—
Recovery from settlement of note receivable	(191)	—	—
Provision for doubtful accounts receivable	238	250	202
Changes in assets and liabilities:
Accounts receivable	(8,170)	(2,395)	(4,688)
Inventories	(2,401)	7	(3,537)
Prepaid expenses and other current assets	(2,520)	(335)	(338)
Other assets	(55)	4	39
Accounts payable	2,034	809	1,020
Accrued liabilities and other	463	605	198
Accrued employee compensation	864	1,856	34
Deferred revenue	7,379	1,505	2,841

Net cash provided by (used in) operating activities	7,910	7,266	(4,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,106)	(1,308)	(590)
Decrease in restricted cash	—	15	—
Long-term deposit on operating facility	(118)	—	—

Net cash used in investing activities	(2,224)	(1,293)	(590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit agreement	—	1,000	6,000
Repayments under line of credit agreement	—	(1,000)	(6,000)
Repayment of capital leases	(1)	(7)	(26)
Net proceeds from issuance of redeemable convertible preferred stock	—	—	9,949
Exercise of common stock options (including proceeds from unvested shares)	573	1,003	52
Repurchase of shares early exercised	—	(9)	—
Repayment of shareholder notes issued in connection with stock option exercises	12	—	222
Deferred initial public offering costs included in other assets	(1,277)	—	—

Net cash provided by (used in) financing activities	(693)	987	10,197

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,993	6,960	4,650
CASH AND CASH EQUIVALENTS — Beginning of period	12,333	5,373	723

CASH AND CASH EQUIVALENTS — End of period	$17,326	$12,333	$5,373

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$31	$21
Cash paid during the period for income taxes	697	82	11
NONCASH FINANCING AND INVESTING ACTIVITIES:
Accretion of preferred stock	$50	$51	$32
Surrender of common stock for settlement of notes receivable	536	—	—
Repurchase of shares exercised under notes receivable	—	141	—
Purchase of property and equipment included in period-end accounts payable	265	79	28
Deferred initial public offering costs included in period-end accounts payable and accrued liabilities	1,476	—	—
Warrants reclassified to liabilities	41	—	—
Vesting of accrued early exercised stock options	228	—	—

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company — ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. In April 2004, the Company’s Board of Directors approved the change in the Company’s name from Shoreline Communications, Inc to ShoreTel, Inc. ShoreTel, Inc. and its subsidiaries (collectively, the “Company”) provide enterprise internet protocol (“IP”) telecommunications systems. The Company sells systems that generally include hardware, software licenses, post-contractual customer support and, in some cases, additional elements, such as training, installation and other professional services.

Fiscal Year End — The Company operates on a fiscal year ending June 30.

Consolidation — The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries located in Germany, the United Kingdom and Australia. All transactions and balances between the parent and the subsidiaries have been eliminated in consolidation. The functional currency of the subsidiaries is the U.S. dollar. Functional currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The use of estimates are included in certain areas including revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuations, and accounting for income taxes. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties — The Company participates in a dynamic high-technology industry. Changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: reliance on sole-source suppliers; advances and trends in new technologies; competitive pressures; changes in the overall demand for its future products; acceptance of the Company’s products; litigation or claims against the Company based on intellectual property, patent, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company places its cash and cash equivalents in money market accounts with high credit quality financial institutions. The Company performs ongoing credit evaluations and collateral is generally not required for trade receivables. At June 30, 2007 and 2006, no enterprise customer or channel partner comprised more than 10% of total accounts receivable.

Fair Value of Financial Instruments — The estimated fair value of all financial instruments, including accounts receivable and the line of credit, was not materially different from the carrying values presented in the balance sheet as they have short maturities and/or interest rates that have not fluctuated significantly.

Dependence on Suppliers — The Company depends in part upon contractors to manufacture, assemble, and deliver items in a timely and satisfactory manner. The Company obtains certain components and subsystems from a single or a limited number of sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company’s operations.

Cash and Cash Equivalents— For the purposes of the consolidated financial statements, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Accounts Receivable — Accounts receivable is stated net of allowance for doubtful accounts.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,
	2007	2006	2005

Allowance for doubtful accounts — beginning	$378	$200	$119
Current period provision	238	250	202
Write-offs charged to allowance	(296)	(72)	(121)

Allowance for doubtful accounts — ending	$320	$378	$200

Inventories — Inventories, which consist principally of finished goods and inventory in process/transit, are stated at the lower of cost or market, with cost being determined under a standard cost method that approximates first-in, first-out.

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the lease term.

Long-Lived Assets — The Company periodically evaluates the carrying value of long-lived assets to be held and used including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Revenue Recognition — The Company’s revenue is related to the sale of enterprise IP telecommunications systems, which include hardware, primarily phones and voice switches, and software components and may also include training, installation and post-contractual support for the products. The Company’s business strategy is centered on selling to enterprise customers through channel partners, rather than directly. Hence, sales transactions are generally made to a channel partner. Certain larger enterprise customers prefer to purchase directly from the Company. Many of these large account sales are channel partner-assisted and the Company compensates the channel partner in much the same way as if the channel partner had made the sale directly. The compensation to the channel partner is recorded as an offset to the revenues associated with the direct sale to the enterprise customer.

Product Revenue.  The Company’s software is integrated with hardware and is essential to the functionality of the integrated system product. Revenue is recognized for these sales in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, as applicable, depending on whether the hardware is sold in a multiple-element arrangement with software and post-contractual support or on a stand alone basis if the customer purchases hardware, software, or post- contractual support separately. At the initial purchase, the customer generally bundles together the hardware, software components and up to five years of post-contractual support. Thereafter, if the enterprise customer increases end users and functionality, it may add more hardware, software, and related post-contractual support by purchasing them separately. The Company has established vendor-specific objective evidence (VSOE) of fair value for post-contractual support, installation services and training, and other undelivered elements as noted below.

Product revenue is recognized when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with customers generally do not include rights of return or acceptance provisions. To the extent that the Company’s agreements contain acceptance terms, the Company recognizes revenue upon product acceptance. Even though contractual agreements do not provide return privileges, there are circumstances for which the Company will accept a return. The Company maintains a reserve for such returns based on historical experience. Payment

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Provisions for return allowances and product warranties are recorded at the time revenue is recognized based on the Company’s historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included within account receivables on the balance sheet.

The Company has arrangements with resellers of their products to reimburse the resellers for cooperative marketing costs meeting specified criteria. The reimbursements are limited to 50% of the actual costs charged to the channel partners by third-party vendors for advertising, trade shows activities and other related sales and marketing activities for which the Company receives an identifiable benefit (goods and services that the Company could have purchased directly from third-party vendors), subject to a limit of the total cooperative marketing allowance earned by each channel partner. In accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), the Company records the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations. The marketing allowance can also be used by the resellers to purchase demonstration products from the Company at a greater than standard discount. Such discounts provided to the resellers are recorded as a reduction of revenue upon shipment of the demonstration units.

Post-Contractual Support.  The Company’s support and service revenues are primarily derived from post-contractual support. The Company accounts for post-contractual support revenues based on SOP 97-2, which states that “If an arrangement includes multiple elements, the fee should be allocated to the various elements based on vendor-specific objective evidence of fair value, regardless of any separate prices stated within the contract for each element”. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support through prior renewals of post-contractual support from existing customers, which establishes a price based on a stand alone sale.

The Company offers one, three and five year post-contractual support contracts. The decision to procure support is elected by the enterprise customer, but most channel partners and their enterprise customers desire post-contractual support so an initial system sale usually includes post-contractual support. The majority of post-contractual support contracts are sold to channel partners, under which the channel partner provides first level support to the enterprise customer and the Company provides support, as needed, to the channel partner. In a lesser number of cases, the Company provides support directly to the enterprise customer.

The Company uses the residual method, as allowed by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition With Respect to Certain Transactions, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as post-contractual support installation services and training, is deferred and the remaining portion of the sales amount is recognized as product revenue. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period, which is typically one to five years.

If VSOE of fair value does not exist for commitments to provide specified upgrades, services or additional products to customers in the future, all revenue from the arrangement is deferred until the earlier of the point at which VSOE of fair value does exist or all such elements from the arrangement have been delivered.

Installation and Training.  Installation is sold on an elective basis. As installation is typically performed by the channel partner or enterprise customer, and it is not considered essential to the functionality of the delivered elements. Installation, when performed by the Company, is by its nature sold only with an accompanying system

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

order. Installation is generally priced at established rates based on estimated hours required to install the accompanying system.

Training is also sold on an elective basis both to channel partners and to their enterprise customers and is purchased both with system orders and on a standalone basis. VSOE of fair value is established for training through sales made independent of a bundled order.

The Company recognizes revenue related to installation services and training upon delivery of the service.

Warranties — In November 2002, the Financial Accounting Standard Board (FASB) issued Financial Interpretation (FIN) No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosures of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other obligations undertaken in issuing a guarantee.

The majority of the Company’s products are covered by a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized based on historical experience. The determination of such provision requires the Company to make estimates of product return rates and expected costs to repair or replace the product under warranty. If actual costs differ significantly from these estimates, additional amounts are recorded when such costs are probable and can be reasonably estimated. The provision for product warranties are recorded within cost of goods sold on the statement of operations and included within accrued liabilities on the balance sheet.

The change in accrued warranty expense is summarized as follows (in thousands):

	June 30,
	2007	2006	2005

Accrued warranty balance — beginning	$206	$100	$112
Current period accrual	512	646	190
Warranty expenditures charged to accrual	(416)	(540)	(202)
Adjustment to estimate	(135)	—	—

Accrued warranty balance — end	$167	$206	$100

Research and Development Costs — Research and development expenditures, which include software development costs, are expensed as incurred. Software development costs incurred subsequent to the time a product’s technological feasibility has been established through the time the product is available for general release to customers are subject to capitalization. To date, all software development costs incurred subsequent to the establishment of technological feasibility have been immaterial. Accordingly, the Company has not capitalized any software development costs.

Income Taxes — The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit of which future realization is uncertain.

Stock-Based Compensation — On July 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the Prospective Transition method such that SFAS 123R applies to new awards and to awards modified, repurchased or canceled after the effective date. The Company has a stock-based employee compensation plan (Option Plan). Generally,

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options granted to employees vest 25% one year or 50% two years from the grant date and 1/48 each month thereafter, and have a term of ten years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, generally, equal to the vesting period.

Prior to July 1, 2006, the Company accounted for these plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and FIN No. 44, Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25. Accordingly, no compensation expense is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period. Compensation costs for the portion of awards for which the required service period has not been rendered (such as unvested options) that were outstanding as of July 1, 2006 shall be recognized as the remaining required services are rendered.

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005 (in thousands):

	Year Ended June 30,
	2007	2006	2005

Cost of product revenue	$12	$—	$—
Cost of support and services revenue	99	16	—
Research and development	384	14	—
Sales and marketing	533	7	—
General and administrative	1,658	45	82

Total stock-based compensation expense	$2,686	$82	$82

The income tax benefit associated with stock-based compensation expense for the years ended June 30, 2007 and 2006 was not significant. There was no tax benefit associated with stock-based compensation expense for the year ended June 30, 2005.

Had compensation expense under the Company’s stock-based compensation plans continued to be recorded under APB Opinion No. 25, the effect on income from continuing operations, net income and basic and diluted earnings per share for the year ended June 30, 2007, would have been as follows:

a) Income from continuing operations would have been $343,000 higher for the year ended June 30, 2007.

b) Net income would have been $309,000 higher for the year ended June 30, 2007.

c) Basic and diluted earnings per share would have been $0.04 and $0.01 higher, respectively, for the year ended June 30, 2007.

The Company accounts for stock issued to non-employees in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company uses the Black-Scholes option-pricing model to value options granted to non-employees. The related expense is recorded over the period in which the related services are received.

Determining Fair Value of Stock Compensation

Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB 107 to compute expected term. The Company’s stock plan provides for a 10 year term to expiration. The Company categorizes option grants into two classes. Class One includes all options issued with standard four year vesting and no ability to exercise prior to vesting. Class Two includes options granted that have the same four year vesting provision but allow for early exercisability. The options in Class One granted during the year ended June 30, 2007 vest over four years with a one or two year cliff. Based on the above, the Company computed an expected term of 6.08 years under the simplified method. The options in Class Two are early exercisable at the discretion of the option holder and vest over 4 years with a one year cliff. For Class Two, the Company assumed an expected term of 4 years based, in part, on the history of prior exercises for this class of optionees.

Expected Volatility — Management estimates volatility for option grants by evaluating the average historical volatility of its peer group for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term. For the year ended June 30, 2007, the Company has estimated future volatility (based on its peer group) for Class One and Class Two option grants to be approximately 55%. Management believes historical volatility to be the best estimate of future volatility. Volatility will be analyzed on an annual basis unless management becomes aware of events that would indicate more frequent analysis is necessary.

Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. For the year ended June 30, 2007 the rate used was 4.6-4.8%.

Expected Dividend — The Company has not issued dividends to date and does not anticipate issuing dividends.

Foreign currency translation — The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs, however, the majority of sales transactions are denominated in U.S. dollars. Foreign currency denominated sales, costs and expenses are recorded at the average exchange rates during the year. Gains or losses resulting from foreign currency transactions are included in other income in the consolidated statements of operations.

Other income— Other income includes net foreign currency transaction gains (losses) of $13,000, ($19,000) and ($2,000), in the years ended June 30, 2007, 2006 and 2005, respectively.

Comprehensive Income/Loss — The Company has no components of other comprehensive income (loss), therefore net income (loss) equals comprehensive income (loss) for all periods presented.

Reclassifications — To conform to the current year presentation, reclassifications have been made to amounts previously reported on the consolidated statements of cash flows for the years ended June 30, 2006 and 2005, to provide separate line item disclosure of the provision for doubtful accounts receivable.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections that replaces APB No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2006, the FASB issued FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006. The Company is currently in the process of evaluating the effects of this new accounting standard.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB 108 contain guidance under this dual approach as well as provide transition guidance for adopting SAB 108. This interpretation does not change the requirements within SFAS 154 for the correction of an error in financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 in fiscal year 2009 to have a material impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company as of the first quarter of 2009. The Company is currently evaluating the impact of this pronouncement on its financial statements.

2.	RESTATEMENT

Diluted Net Income per Common Share Available to Common Shareholders for the Year Ended June 30, 2006

Subsequent to the filing of the Company’s registration statement on Form S-1 with the Securities and Exchange Commission on July 2, 2007, management discovered that the Company’s previously issued consolidated financial statements did not reflect the effect of the assumed conversion of 23,316,406 shares of redeemable convertible preferred stock on diluted income per common share available to common shareholders and diluted shares used in computing net income per share available to common shareholders. As a result, diluted net income per common share available to common shareholders and diluted shares used in computing net income per share available to common shareholders have been restated to appropriately reflect the conversion of the redeemable convertible preferred stock. The restatement adjustment did not impact the Company’s previously reported consolidated balance sheet, consolidated statement of redeemable preferred stock and shareholders’ deficit, consolidated statement of cash flows, or net income. The effect of the restatement for the year ended June 30, 2006 would be as follows:

	As Previously
	Reported	Adjustment	As Restated

Net income per common share available to common shareholders — Diluted	$0.39	$(0.27)	$0.12

Shares used in computing net income per common share available to common shareholders — Diluted	10,114,513	23,316,406	33,430,919

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share available to common shareholders is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares available to common shareholders during the period. Diluted net income (loss) per common share available to common shareholders is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares available to common shareholders used in the basic net income (loss) per common share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share available to common shareholders (dollars in thousands, except per share data):

	Year Ended June 30,
	2007	2006	2005
		(As restated for
		diluted EPS.
		See Note 2)
	(Amounts in thousands, except
	per share amounts)

Numerator:
Net income (loss) available to common shareholders	$6,031	$3,951	$(1,434)

Denominator:
Weighted average common shares outstanding	9,713	7,402	5,801
Weighted average common shares subject to repurchase	(1,148)	(793)	(449)

Weighted average common shares outstanding (basic)	8,565	6,609	5,352
Effect of dilutive securities:
Weighted average common shares subject to repurchase	1,148	793	—
Common equivalent shares from options to purchase common stock	2,484	2,650	—
Common equivalent shares from common stock warrants	68	63	—
Conversion of redeemable convertible preferred stock	23,316	23,316	—

Weighted average common shares outstanding (diluted)	35,581	33,431	5,352
Net income (loss) per common share available to common shareholders:
Basic	$0.70	$0.60	$(0.27)

Diluted	$0.17	$0.12	$(0.27)

Anti-dilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 353,000, 299,000 and 876,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Anti-dilutive common equivalent shares from common stock warrants were approximately 3,180 for the year ended June 30, 2007 and 8,516 for the year ended June 30, 2006.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	BALANCE SHEET COMPONENTS

Balance sheet components consist of the following:

	As of June 30,
	2007	2006
	(Amounts in thousands)

Inventories:
Raw materials	$47	$—
Inventory in process/transit	325	100
Finished goods	6,685	4,556

Total inventories	$7,057	$4,656

Prepaid expenses and other current assets:
Prepaid expenses	$2,595	$786
Deferred cost of revenue	772	—
Contract manufacturing receivables	5	66

Total prepaid expenses and other current assets	$3,372	$852

Property and equipment:
Computer equipment and tooling	$3,573	$4,143
Software	982	1,034
Furniture and fixtures	403	350
Leasehold improvements	203	311

Total property and equipment	5,161	5,838
Less accumulated depreciation and amortization	2,228	4,282

Property and equipment — Net	$2,933	$1,556

Deferred Revenue:
Product	$2,618	$233
Support and services	11,333	6,339

	$13,951	$6,572

As of June 30, 2007 and 2006, computer equipment and tooling included $126,000 and $0, respectively, of inventory items held within various departments of the Company for testing and development purposes, net of accumulated depreciation.

As of June 30, 2007 and 2006, computer equipment and tooling also included amounts for equipment acquired under capital leases of $19,000 and $890,000, respectively, with related accumulated amortization of $19,000 and $890,000, respectively.

5.	RELATED-PARTY TRANSACTIONS

Unsecured Promissory Note — In October 1997, the Company issued an unsecured promissory note in the principal amount of $350,000 to an officer and shareholder. The note bears interest at 6.34% per annum. The principal and any accrued but unpaid interest were due on the earlier of (a) October 27, 2004 or (b) two years after the termination of the officer’s employment, the Company’s initial public offering or a merger or acquisition of the Company. In January 2002, the officer was terminated and in connection therewith, the Company forgave $230,000 plus related accrued interest and reserved the remaining principal balance of $120,000 plus related accrued interest.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2007, the Company entered into a Note Repayment Agreement whereby the borrower surrendered 57,671 shares of the Company’s common stock (with an estimated fair value of $536,000) to repay in full the outstanding principal and interest balances due under this note (resulting in a recovery of $191,000 recorded as a reduction of general and administrative expense of $120,000 and interest income of $71,000 in the accompanying statement of operations for the year ended June 30, 2007) and under notes issued for stock purchases (see Note 10).

6.	DEBT

Bank Agreement — On June 27, 2005, the Company modified its Loan and Security agreement dated September 29, 2003, and amended July 30, 2004, with the bank. For the period commencing June 27, 2005 through and including June 26, 2006, the debt is not to exceed the lesser of $8 million or the Company’s “Borrowing Base.” For the period commencing June 27, 2006 through and including June 26, 2007, the debt is not to exceed the lesser of $12 million or the Borrowing Base. The Borrowing Base equals the sum of (i) 80% of the amount of eligible accounts plus (ii) 25% of the value of eligible inventory. Interest will accrue on outstanding borrowings at a rate equal to the sum of (i) the prime rate in effect plus (ii) 0.50% per annum, provided, however, that if the Company’s adjusted quick ratio is less than 1.50:1.00, the foregoing margin over the prime rate shall be increased to 1.50% per annum. The line of credit matured and expired June 26, 2007. At June 30, 2007, no balance was outstanding on the line of credit.

7.	INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30, 2007, 2006, and 2005 (in thousands):

	Year Ended June 30,
	2007	2006	2005

Current:
Federal	$178	$114	$4
State	199	99	—
Foreign	31	6	7

	$408	$219	$11

The difference between the income tax provision and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows for the years ended June 30 (in thousands):

	June 30,
	2007	2006	2005

Income tax provision (benefit) at federal statutory rate	$2,206	$1,450	$(478)
Change in state deferred items	380	(242)	(214)
Non-deductible stock compensation charges	423	—	—
Credits	102	(284)	(284)
State taxes	288	99	—
Other	530	327	129
Change in valuation allowance	(3,521)	(1,131)	858

Total	$408	$219	$11

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred tax assets consist of the following as of June 30 (in thousands):

	June 30,
	2007	2006

Net operating loss carryforwards	$26,209	$31,246
Tax credit carryforwards	4,677	4,514
Other	3,261	1,908

Total deferred tax assets	34,147	37,668
Less valuation allowance	(34,147)	(37,668)

Net deferred tax assets	$—	$—

At June 30, 2007, the Company had approximately $72.6 million and $26.5 million of federal and state net operating loss carryforwards, respectively. The Company believes it has had multiple ownership changes as defined by Section 382 of the Internal Revenue Code (IRC), due to significant stock transactions in previous years, that may limit the future realization of its net operating loss carryforwards. Based on estimates prepared to date, the Company believes Section 382 could result in the forfeiture of substantially all of the Company’s net operating loss carryforwards for federal income tax purposes. Management believes there could also be an impact on the Company’s ability to utilize California net operating loss carryforwards as a result of Section 382. The net operating loss carryforwards begin to expire in 2017 and 2007 for federal and California purposes, respectively.

As of June 30, 2007, the Company had research and development tax credit carryforwards of approximately $1.9 million and $3.5 million, which can be used to reduce future federal and California income taxes, respectively. Federal research and development tax credit carryforwards will expire beginning in fiscal 2012 through 2027. California research and development tax credits will carry forward indefinitely. In addition, a portion of the federal research tax credit carryforwards may be subject to forfeiture due to Section 382 ownership changes under IRC Section 383. Management is in the process of determining the impact of Section 383 on the tax credit carryforwards.

As of June 30, 2007, the Company had unused California manufacturers’ investment credits of approximately $34,000, which will expire beginning in fiscal 2007 through 2011. As of June 30, 2007, the Company also has Alternative Minimum Tax credits of approximately $344,545 and $65,370 for federal and for California respectively, which may be carried forward indefinitely.

The Company has recorded a 100% valuation allowance against its net deferred tax assets, due to the uncertainty regarding the magnitude of the Section 382 and 383 limitations as well as uncertainty concerning future taxable income.

8.	REDEEMABLE CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANTS

Redeemable convertible preferred stock and preferred stock warrants consisted of the following:

	June 30, 2007
	Shares	Shares	Carrying	Redemption and
Series	Authorized	Outstanding	Value	Liquidation Value
	(In thousands)

E	3,386	3,179	$29,759	$20,000
F	13,471	13,408	10,727	10,750
G	2,012	2,012	3,485	3,500
H	4,717	4,717	9,981	10,000
Warrants			2,389

	23,586	23,316	$56,341	$44,250

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2006
	Shares	Shares	Carrying	Redemption and
Series	Authorized	Outstanding	Value	Liquidation Value
	(In thousands)

E	3,386	3,179	$29,746	$20,000
F	13,471	13,408	10,712	10,750
G	2,012	2,012	3,475	3,500
H	4,717	4,717	9,969	10,000
Warrants			2,430

	23,586	23,316	$56,332	$44,250

The holders of preferred stock had various rights and preferences as follows:

Redemption — At any time beginning on October 14, 2007, each series of preferred stock may make a written request for redemption of the preferred stock, and upon consent of a majority of the then-outstanding shares of such series of preferred stock, with each such series of preferred stock voting as a single class, the Company must redeem the specified percentage of Series E, F, G, and H preferred stock at a price equal to $6.29, $0.80, $1.74, and $2.12 per share, respectively, plus all declared but unpaid dividends on such shares. The Company shall effect such redemption, from any source of funds legally available therefore, in four equal installments with the first installment being made 45 days after receiving the redemption request, and thereafter in three equal installments on each of the following three anniversaries of the initial redemption date.

Voting — Each share of preferred stock has voting rights equal to the equivalent number of shares of common stock into which it is convertible and generally votes together as one class with the common stock.

As long as at least 3,000,000 shares of preferred stock are outstanding, the holders of the preferred stock, voting together as a single class shall be entitled to elect three directors to the Board of Directors. If less than 3,000,000 shares of preferred stock is outstanding, holders of preferred stock and common stock, voting together as a single class on an as-converted basis, will be entitled to elect such directors to the Board.

In addition, so long as at least 3,000,000 shares of preferred stock remain outstanding, the Company shall not without first obtaining the approval of the holders of a majority of the preferred shares then outstanding, voting together as a single class: (i) repurchase or redeem any shares of preferred shares; (ii) repurchase any shares of common stock (other than common stock that are subject to restricted stock purchase/stock option exercise agreements where the Company has the option to repurchase the shares); (iii) authorize, create, or issue any other equity security having rights or preferences senior to or on par with the holders of preferred stock; (iv) declare or pay any dividend with respect to common stock; (v) consummate an acquisition; (vi) permit a subsidiary to sell shares; (vii) increase or decrease the number of authorized shares of preferred stock; (viii) materially and adversely alter or change any of the rights, preferences, privileges, or restrictions of any series of preferred stock; (ix) increase or decrease the authorized number of directors constituting the board; and (x) liquidate or dissolve the Company or voluntarily file for bankruptcy.

Dividends — Holders of the preferred stock shall be entitled to receive noncumulative dividends at the per annum rate of 8% of the original issue price, when and if declared by the Board. No dividends were declared by the board of directors during the years ended June 30, 2007, 2006 and 2005.

Liquidation — In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of each share of preferred stock then outstanding shall be entitled to be paid, out of the available funds and assets, and prior and in preference to any payment or distribution on any shares of common stock, an amount per share equal to the original issue price for the applicable series of preferred stock, plus all declared but unpaid dividends. If, upon any liquidation, dissolution or winding up of the Company, the available funds and assets shall be insufficient to permit the payment to holders of the preferred stock of their full preferential

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts, then all of the available funds and assets shall be distributed among the holders of the then outstanding preferred stock pro rata, on an equal priority, pari passu basis, according to the respective liquidation preference for each series as set forth above. The remaining assets, if any, shall be distributed ratably among the holders of common stock and the holders of preferred stock on an as-if-converted basis.

Conversion — Each share of preferred stock is convertible into one share of common stock at the option of the holder. The conversion ratio into common stock is subject to certain adjustments to prevent dilution. Each share of preferred stock automatically converts into the number of shares of common stock at the then effective conversion ratio upon: (i) the closing of a public offering of common stock at a price per share of at least $6.45 and an aggregate gross offering price to the public of at least $20,000,000; or (ii) the consent of the majority of holders of preferred stock, voting as a single class on an as-converted basis.

Each share of preferred stock is convertible into the number of shares of common stock which results from dividing the original issue price for such series of preferred stock by the conversion price for such series of preferred stock that is in effect that the time of conversion. The initial conversion price for each series of preferred stock was the original issue price for such series of preferred stock. The conversion price for each series of preferred stock is subject to adjustment from time to time.

As discussed in Note 15, upon the Company’s initial public offering in July 2007, all outstanding shares of preferred stock were converted into common stock. Also, all outstanding warrants to purchase shares of preferred stock were converted into warrants to purchase common stock.

Preferred Stock Warrants — In prior years, the Company issued warrants to purchase preferred stock. The Company recorded the fair value of the warrants at the time of grant using the Black-Scholes option-pricing model. As a result of the Series F redeemable convertible preferred stock financing, outstanding warrants for Series C and Series D preferred stock became exercisable for common stock as follows:

•	Warrants to purchase 685 shares of common stock issued with respect to the equipment lease line signed in June 1998, exercisable at $21.18 per share.

•	Warrants to purchase 1,271 shares of common stock issued with respect to the equipment lease line signed in March 2000, exercisable at $39.33 per share.

•	Warrants to purchase 1,224 shares of common stock issued in February 2001 for consulting services, exercisable at $26.22 per share.

The Company also has the following Series E and Series F redeemable convertible preferred stock warrants outstanding as of June 30, 2007.

•	Warrants to purchase 5,336 shares of Series E redeemable convertible preferred stock issued with respect to the line of credit in March 2001, exercisable at $9.37 per share which shares are convertible to 5,336 shares of common stock.

•	Warrants to purchase 62,367 shares of Series F redeemable convertible preferred stock issued with respect to the line of credit in September 2003, exercisable at $0.80 per share which shares are convertible to 62,367 shares of common stock.

As of June 30, 2007, the Company recorded a liability of $549,000 for the fair value of the Series E and Series F redeemable convertible preferred stock warrants, in accordance with FASB Staff Position FAS 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. The warrants are subject to revaluation at each balance sheet date with any change in fair value recognized as a component of other income (expense), net, until the earlier of the exercise of the warrants or the completion of a liquidation event including the consummation of an initial public offering, at which time the warrant liability will be reclassified to common stock. The increase in the fair value of the Series E and Series F preferred stock warrants for the year ended June 30, 2007 totaled $508,000 and was recorded to other expense. The

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants were valued at June 30, 2007 using the Black-Scholes option value model based on the estimated fair value of the underlying Series E and Series F preferred stock, volatility of 55%, expected term of three months and a risk free interest rate of 4.76%.

9.	COMMON STOCK

Reverse Stock Split

On June 1, 2007, the Company’s board of directors approved a 1-for-10 reverse stock split of the Company’s common stock and redeemable convertible preferred stock (collectively, “Capital Stock”), which became effective on June 22, 2007. On the effective date of the reverse stock split, (i) each 10 shares of outstanding Capital Stock were reduced to one share of Capital Stock; (ii) the number of shares of Capital Stock into which each outstanding warrant or option to purchase Capital Stock is exercisable was proportionately reduced on a 10-to-1 basis; (iii) the exercise price of each outstanding warrant or option to purchase Capital Stock was proportionately increased on a 1-to-10 basis; and (iv) each 10 shares of authorized Capital Stock were reduced to one share of Capital Stock. All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-10 reverse stock split.

Common Shares Subject to Repurchase

At June 30, 2007, 767,612 shares of common stock were subject to repurchase in connection with the early exercise of incentive stock options under the Company’s stock option plan.

Common Shares Reserved for Issuance

At June 30, 2007, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	9,130
Conversion of Series E preferred stock	3,179
Conversion of Series F preferred stock	13,408
Conversion of Series G preferred stock	2,012
Conversion of Series H preferred stock	4,717
Conversion of warrants	72

Total	32,518

10.	STOCK OPTION PLAN

In January 1997, the Board of Directors and shareholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price. During fiscal year 2006, 87,067 unvested shares issued upon exercise of options were repurchased under this provision. There were no repurchases of unvested shares in fiscal years 2005 or 2007. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of incentive common stock options (“ISOs”) and nonqualified common stock options (“NSOs”) to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock are reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. In accordance with the 2007 Plan, the stated exercise price of ISOs and NSOs shall not be less than 100% and 85%, respectively, of the estimated fair market value of common stock on the date of grant, as determined by the Board of Directors. Additionally, the 2007 Plan provides for automatic annual increases of shares available for issuance of up to 5% of the number of common shares then outstanding. The 2007 Plan provides that the options shall be exercisable over a period not to exceed ten years. During fiscal 2007, the Company issued 1,514,000 shares under its 2007 Plan.

Class Two options granted to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of June 30, 2007 and 2006, there were 767,612 and 1,555,122 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $292,000 and $522,000, respectively, of related recorded liability, which is included in accrued liabilities.

During fiscal years 2006 and 2005, the Company had outstanding loans to certain executives and employees pursuant to the 1997 Plan for the purchase of stock upon the exercise of incentive stock options in the aggregate amounts of $231,000 and $372,000, respectively. The loan agreements allow the Company to repurchase the unvested shares within 60 days of termination at a price equal to the original exercise price. The loans bear interest at rates ranging from 6.4% — 8.0% per annum and are due upon the earlier of termination of employment or four years from the option exercise date. All loans were due by June 30, 2006. In fiscal 2002, as part of his termination settlement, the Company repurchased unvested shares and amended the terms of the remaining notes issued to the former CEO, such that they are nonrecourse. In March 2003, the Company amended the terms of the remaining loans, such that they are nonrecourse. Of the 271,790 shares purchased, 127,418 were unvested at the time of the note amendments. Due to the conversion of these full recourse notes to non-recourse, the deemed new awards were subject to variable accounting. As such, additional stock-based compensation expense was recorded to the extent the Company’s share price appreciated above the value for which the Company had already recorded compensation charges. Stock-based compensation expense recorded for these awards in fiscal 2007, 2006, and 2005 was $1,377,000, $54,000, and $82,000, respectively.

During the year ended June 30, 2007, one employee repaid his loan in the amount of $12,000 plus accrued interest of $7,000. In March 2007, the Company entered into a Note Repayment Agreement with the sole remaining note holder, whereby he agreed to surrender 57,671 shares of the Company’s common stock as full consideration for the principal and fully-reserved interest balances due on his stock loans and his promissory note (see Note 5). During fiscal 2006, one employee was terminated and the Company repurchased 46,000 unvested shares issued upon exercise of options and wrote off the balance of his loan of $141,000 plus accrued interest of $40,000. During fiscal 2005, one employee repaid his loan in the amount of $222,000 plus accrued interest of $40,000.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

		Shares	Weighted-
	Shares	Subject to	Average
	Available	Options	Exercise
	for Grant	Outstanding	Price
	(Amounts in thousands, except per share amounts)

Outstanding — June 30, 2004	844	2,673	$0.70
Shares authorized on issuance of Series H preferred stock	2,532	—	—
Options granted — Class 1 (weighted average fair value of $0.10 per share)	(471)	471	0.40
Options granted — Class 2 (weighted average fair value of $0.10 per share)	(2,510)	2,510	0.30
Options exercised	—	(252)	0.90
Options canceled	66	(66)	1.60

Outstanding — June 30, 2005	461	5,336	$0.40
Shares authorized	1,500
Options granted — Class 1 (weighted average fair value of $0.60 per share)	(449)	449	0.80
Options granted — Class 2 (weighted average fair value of $0.40 per share)	(851)	851	0.60
Options exercised	—	(3,429)	0.30
Options repurchased	133	—	1.10
Options canceled	129	(129)	0.50

Outstanding — June 30, 2006	923	3,078	$0.60
Shares authorized	6,030
Options granted — Class 1 (weighted average fair value of $6.02 per share)	(2,094)	2,094	8.89
Options granted — Class 2 (weighted average fair value of $5.00 per share)	(530)	530	2.75
Options exercised	—	(901)	0.64
Options canceled	175	(175)	1.07

Outstanding — June 30, 2007	4,504	4,626	$4.57

Options exercisable at June 30, 2007		2,133	$1.11

The total intrinsic value for options exercised in the years ended June 30, 2007, 2006 and 2005 was $7,600,000, $2,867,000, and $66,000, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

During the year ended June 30, 2007, the Company recorded non-cash stock-based compensation expense of $1,200,000 under SFAS 123(R). As of June 30, 2007, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $10,481,000, net of estimated forfeitures of $3,213,000. This cost will be amortized on a straight-line basis over a weighted-average vesting period of approximately four years.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding and exercisable options at June 30, 2007:

	As of June 30, 2007
		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise	Options	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life (Years)	Price	Value
	(Amounts in thousands, except per share data)

$0.10 - 0.30	750	6.24	$0.21
$0.40	663	7.95	$0.40
$0.80 - 1.00	759	8.23	$0.92
$2.00 - 3.00	149	8.15	$2.51
$3.20	673	9.28	$3.20
$3.60	90	9.46	$3.60
$6.00	28	3.21	$6.00
$10.50	212	9.99	$10.50
$11.30	738	9.79	$11.30
$11.40	564	9.89	$11.40

Total Outstanding	4,626	8.54	$4.57	$25,423

Exercisable	2,133	7.54	$1.11	$17,896
Vested and expected to vest	3,900	8.31	$4.22	$22,616

11.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases its facilities under noncancelable operating leases which expire by September 2009. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. On October 1, 2005, the Company renegotiated the lease on its primary facility and increased the square footage under lease. In May 2007, the Company executed a new lease for its existing headquarters facility that extends until October 2009 and provides for minimum monthly base rent payments of $118,000 for the period from October 2007 to October 2008, and $124,000 for the period from October 2008 to October 2009. In addition, in May 2007 the Company executed a two-year lease for additional operational space at another location near its headquarters that terminates in September 2009 and provides for minimum monthly base rent payments of approximately $5,000.

Future minimum lease payments under the noncancelable leases as of June 30, 2007, were as follows (in thousands):

Years Ending June 30

2008	$1,367
2009	1,590
2010	571

$3,528

Lease obligations for the Company’s foreign offices are cited in foreign currencies, which were converted herein to U.S. dollars at the average interbank exchange rate on June 30, 2007.

Rent expense for the years ended June 30, 2007, 2006 and 2005, was $706,000, $594,000, and $475,000, respectively.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase commitments — As of June 30, 2007 and 2006, the Company had non-cancelable purchase commitments with contract manufacturers totaling approximately $11,875,000 and $7,120,000, respectively, for finished goods.

Litigation — On June 27, 2007, a lawsuit was filed against the Company by Mitel Networks Corporation in the United States District Court for the Eastern District of Texas. Mitel alleges that the Company infringed four of its U.S. patents: U.S. Patent No. 5,940,834, entitled “Automatic Web Page Generator,” U.S. Patent No. 5,703,942 entitled “Portable Telephone User Profiles Using Central Computer,” U.S. Patent No. 5,541,983 entitled “Automatic Telephone Feature Selector” and U.S. Patent No. 5,657,446 entitled “Local Area Communications Server.” On August 21, 2007, Mitel filed an amended complaint, which alleges that the Company infringes two additional U.S. patents held by Mitel: U.S. Patent No. 5,007,080, entitled “Communications System Supporting Remote Operations,” and U.S. Patent No. 5,657,377, entitled “Portable Telephone User Profiles.” The lawsuit includes claims that relate to components or features that are material to the Company’s products. In relation to its claims under each patent, Mitel seeks a permanent injunction against infringement, attorney’s fees and compensatory damages.

On July 31, 2007, the Company filed counterclaims in the Eastern District of Texas. In addition to denying all of Mitel’s claims of patent infringement, the counterclaim alleges that Mitel’s IP phone systems, including the Mitel 3300 IP Communications Platform, infringes the Company’s U.S. Patent No. 7,167,486 B2 entitled “Voice Traffic Through a Firewall.” The Company also filed claims for approximately $10 million in damages to its initial public offering and an injunction against Mitel in Ontario Superior Court for making false or misleading statements about the Company’s alleged infringement.

This litigation is causing the Company to incur significant expenses and costs. Negative developments with respect to the lawsuit could cause the Company’s stock price to decline, and an unfavorable resolution of this lawsuit could have an adverse and possibly material effect on the Company’s business and results of operations. If the Company does not prevail, it may be required to pay substantial damages, an injunction may be entered against the Company that prevents it from manufacturing, using, selling and importing its products; and a license to continue selling its products may not be available at all or may require the Company to pay substantial ongoing royalties and comply with unfavorable terms, any of which could materially harm the Company’s business. Even if the Company were to prevail, this litigation could be costly and time-consuming, divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential enterprise customers from purchasing the Company’s products. Management believes it has meritorious defenses to Mitel’s claims and intends to vigorously defend the lawsuit.

Indemnification — Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify and defend its customers against infringement of any patent, trademark, or copyright of any country or the misappropriation of any trade secret, arising from the customers’ legal use of the Company’s services. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under pertinent agreements. However, certain indemnification provisions potentially expose the company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company or its customers pertaining to such indemnification provisions and no amounts have been recorded.

Line of Credit.  The Company had a $12.0 million line of credit with a bank. The line of credit terminated on June 26, 2007, and there were no borrowings under the line as of June 30, 2007.

12.	EMPLOYEE BENEFIT PLAN

The Company adopted a defined contribution retirement plan which has been determined by the Internal Revenue Service (“IRS”) to be qualified as a 401(k) plan (“the Plan”). The Plan covers substantially all employees. The Plan provides for voluntary tax deferred contributions of 1 — 20% of gross compensation, subject to certain IRS limitations. Based on approval by the Board of Directors, the Company may make matching contributions to the Plan. No matching contributions have been made as of June 30, 2007.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SEGMENT INFORMATION

SFAS No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of IP voice communication systems. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. The Company has operations in North America, Asia Pacific and Europe; however, the portion of revenues that International operations contributes is less than 10% of consolidated revenues. As such, it does not meet the requirement under SFAS 131 to be reported as a separate segment. Revenue is attributed by geographic location based on the location of the billing address of the channel partner or enterprise customer if sold directly to the enterprise customer. The Company’s assets are primarily located in the United States of America and not allocated to any specific region.

The following presents total revenue by geographic region (in thousands):

	Year Ended June 30,
	2007	2006	2005

North America	$95,448	$60,954	$34,863
International	2,379	654	619

Total	$97,827	$61,608	$35,482

14.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	Three Months Ended
	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,
	2007	2007	2006	2006	2006	2006	2005	2005
	(In thousands, except per share amounts)

Total revenue	$28,923	$26,009	$22,480	$20,415	$19,084	$16,593	$14,717	$11,214
Gross profit	18,459	16,199	14,118	12,463	11,469	8,827	7,940	6,092
Net income	1,893	2,040	1,102	1,046	1,670	1,272	944	116
Accretion of preferred stock	(13)	(12)	(13)	(12)	(13)	(13)	(13)	(12)

Net income available to common shareholders	1,880	2,028	1,089	1,034	1,657	1,259	931	104

Basic net income per share available to common shareholders	$0.20	$0.23	$0.13	$0.13	$0.22	$0.19	$0.15	$0.02

Diluted net income per share available to common shareholders	$0.05	$0.05	$0.03	$0.03	$0.05	$0.04	$0.03	$0.00

15.	SUBSEQUENT EVENT

Initial Public Offering.  On July 9, 2007, the Company closed its initial public offering. The offering raised proceeds of approximately $80.3 million, prior to the payment of fees for professional services rendered in connection with the offering. In connection with the offering, all outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 23,316,406 shares of common stock. In addition, all outstanding warrants to purchase shares of the Company’s redeemable convertible preferred stock were converted into warrants to purchase an aggregate of 67,703 shares of common stock.

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in that we did not have sufficient internal controls related to the deferral of revenue for the entire arrangement fees associated with transactions in which vendor specific evidence of fair value does not exist for undelivered product elements.

We are in the process of taking steps intended to remedy this material weakness, and we will not be able to fully address this material weakness until these steps have been completed. We have commenced remediation activities, such as educating our sales and marketing personnel regarding revenue recognition policies and procedures, hiring a revenue recognition accounting manager, and a review process regarding customer communications.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of the fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2007.

We have adopted a Code of Business Conduct and Ethics. This Code is posted on our website at www.shoretel.com. The information concerning our Code required by this item is incorporated by reference from the information to be set forth in the section entitled Executive Compensation and Employment Agreements — Code of Ethics in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2007. We intend to disclose any amendment to the provisions of the Code that apply specifically to our Chief Executive Officer, Chief Financial Officer or Corporate Controller by posting such information on our website. We intend to disclose any waiver to the provisions of the Code of Ethics that apply specifically to our Chief Executive Officer, Chief Financial Officer or Corporate Controller by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required the listing requirements of the Nasdaq Global Market; otherwise, we will disclose such waiver by posting such information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference from the information to be set forth in the sections entitled Election of Directors — Director Compensation, Executive Compensation and Employment Agreements, Report of the Compensation Committee of the Board of Directors and Stock Performance Graph in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2007.

The information required by this item is incorporated by reference from the section entitled Equity Compensation Plan Information set forth in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements — See Index to Financial Statements at Page 45 of this Report.

(2) Financial Statement Schedule — Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes to those financial statements.

(3) Exhibits — See Exhibit Index at page 74 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of September, 2007.

ShoreTel, Inc.

By:
/s/  MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL THESE, PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Combs and Michael E. Healy, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN W. COMBS John W. Combs	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 27, 2007

/s/ MICHAEL E. HEALY Michael E. Healy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 27, 2007

/s/ EDWIN J. BASART Edwin J. Basart	Director	September 27, 2007

/s/ MARK F. BREGMAN Mark F. Bregman	Director	September 27, 2007

/s/ GARY J. DAICHENDT Gary J. Daichendt	Director	September 27, 2007

/s/ KENNETH D. DENMAN Kenneth D. Denman	Director	September 27, 2007

/s/ CHARLES D. KISSNER Charles D. Kissner	Director	September 27, 2007

/s/ THOMAS VAN OVERBEEK Thomas van Overbeek	Director	September 27, 2007

/s/ EDWARD F. THOMPSON Edward F. Thompson	Director	September 27, 2007

INDEX TO FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULE
Schedule II — Valuation and Qualifying Accounts and Reserves

All required schedules associated with Valuation and Qualifying Accounts and Reserves are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

3.1		Third Restated Certificate of Incorporation of the Registrant
3.2		Second Amended and Restated Bylaws of the Registrant.
4	.1**	Form of Registrant’s Common Stock certificate.
4	.2**	Seventh Amended and Restated Rights Agreement dated October 20, 2004 by and among the Registrant and certain of its equityholders.
10	.1**	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.
10	.2** +	1997 Stock Option Plan and forms of stock option agreement and stock option exercise agreement.
10	.3** +	2007 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.
10	.4** +	Description of ShoreTel Executive Bonus Incentive Plan for the first and second half of fiscal 2007.
10	.5** +	Offer Letter, dated as of July 14, 2004, by the Registrant and John W. Combs.
10	.6** +	Offer Letter, dated as of March 10, 2003, by the Registrant and John Finegan.
10	.7** +	Offer Letter, dated as of September 8, 2005, by the Registrant and Joseph A. Vitalone.
10	.8** +	Offer Letter, dated as of April 13, 2005, by the Registrant and Walter Weisner.
10	.9** +	Change of Control Agreement, dated as of August 5, 2004, between the Registrant and John W. Combs.
10	.10**+	Change of Control Agreement, dated as of May 7, 2003, between the Registrant and John Finegan.
10	.11**+	Change of Control Agreement, dated as of August 1, 2001, between the Registrant and Edwin J. Basart.
10	.12**+	Separation Agreement, dated as of August 9, 2004, between the Registrant and Thomas van Overbeek.
10	.13**	Sublease, dated as of October 1998, between Registrant and Applied Materials, Inc., as amended.
10	.14†**	ODM Product Development and Purchase Agreement, dated as of March 19, 2004, between Registrant and Giant Electronics Ltd., as amended.
10	.15**	Manufacturing Services Agreement, dated October 28, 2005, between Registrant and Jabil Circuit, Inc.
10	.16**	Office Lease Oakmead West, dated April 20, 2007, between Registrant and Carr NP Properties, L.L.C.
10	.17**+	Offer Letter, dated April 22, 2007, by the Registrant and Michael E. Healy
10	.18+	ShoreTel Executive Bonus Plan
10	.19+	2007 Employee Stock Purchase Plan
21		Subsidiaries
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1		Power of Attorney (included on the signature page hereto).
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

**	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-140630).

+	Management Compensatory Plan or Arrangement

†	Confidential treatment has been granted with respect to selected portions of this agreement has been filed with the Commission.

(b) Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.