Form 10-Q
period 2007-09-30
ShoreTel Inc
filed 2007-11-14
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33506

SHORETEL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0443568
(State or other jurisdictionof incorporation or organization	(I.R.S. Employer Identification No.)
960 Stewart Drive, Sunnyvale, California	94085-3913
(Address of principal executive offices)	(Zip Code)
(408) 331-3300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐   Accelerated Filer ☐    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of October 31, 2007, 42,622,671 shares of the registrant’s common stock were outstanding.

SHORETEL, INC.
FORM 10-Q for the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30,	June 30,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,192	$17,326
Accounts receivable, net of allowances of $391 and $320 as of September 30, 2007 and June 30, 2007, respectively	21,704	19,411
Inventories	6,048	7,057
Prepaid expenses and other current assets	3,203	3,372
Total current assets	130,147	47,166
PROPERTY AND EQUIPMENT — Net	3,338	2,933
OTHER ASSETS	151	2,935
TOTAL	$133,636	$53,034

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,993	$7,433
Accrued liabilities and other	3,426	2,807
Accrued employee compensation	3,492	3,782
Deferred revenue	11,162	10,126
Total current liabilities	23,073	24,148

LONG-TERM LIABILITIES:
Preferred stock warrant liabilityLONG-TERM LIABILITIES:	-	549
Long-term deferred revenuePreferred stock warrant liability	4,441	3,825
Total long-term liabilitiesLong-term deferred revenue	4,441	4,374
Total liabilitiesTotal long-term liabilities	27,514	28,522

COMMITMENTS AND CONTINGENCIES (Note 11)
REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized, 23,586 shares; issued and outstanding 0 and 23,316 shares as of September 30, 2007 and June 30, 2007, respectively (aggregate liquidation preference of $44,250 at June 30, 2007)COMMITMENTS AND CONTINGENCIES (Note 11)	-	56,341
SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $.001 per share, authorized 500,000 shares as of September 30, 2007 and June 30, 2007, respectively; issued and outstanding, 42,618 and 10,132 shares as of September 30, 2007 and June 30, 2007, respectivelySHAREHOLDERS’ DEFICIT:	188,576	53,206
Deferred stock compensation	(213)	(237)
Accumulated deficit	(82,241)	(84,798)
Total shareholders’ equity (deficit)	106,122	(31,829)
TOTAL	$133,636	$53,034

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,
	2007	2006
REVENUE:
Product	$28,125	$18,467
Support and services	3,850	1,948
Total revenue	31,975	20,415
COST OF REVENUE:
Product (1)	9,404	6,507
Support and services (1)	2,159	1,445
Total cost of revenue	11,563	7,952
GROSS PROFIT	20,412	12,463
OPERATING EXPENSES:
Research and development (1)	6,207	3,117
Sales and marketing (1)	8,322	5,677
General and administrative (1)	3,723	2,573
Total operating expenses	18,252	11,367
INCOME FROM OPERATIONS	2,160	1,096
OTHER INCOME:
Interest income	1,161	161
Interest expense	-	(4)
Other	42	-
Total other income	1,203	157
INCOME BEFORE PROVISION FOR INCOME TAXES	3,363	1,253
PROVISION FOR INCOME TAXES	(806)	(207)
NET INCOME	2,557	1,046
ACCRETION OF PREFERRED STOCK	-	(13)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,557	$1,033

Net income per common share available to common shareholders:
Basic	$0.06	$0.13
Diluted	$0.06	$0.03
Shares used in computing net income per share available to common shareholders:
Basic	41,881	7,912
Diluted	44,989	35,243
(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$8	$1
Cost of support and services revenue	58	5
Research and development	254	17
Sales and marketing	451	97
General and administrative	294	702
Total stock-based compensation expense	$1,065	$822

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,557	$1,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	236
Stock compensation expense	1,065	822
Provision for doubtful accounts receivable	(40)	(160)
Changes in assets and liabilities:
Accounts receivable	(2,253)	(2,216)
Inventories	1,009	(199)
Prepaid expenses and other current assets	169	109
Other assets	(82)	-
Accounts payable	(2,554)	1,332
Accrued liabilities and other	679	(185)
Accrued employee compensation	(290)	(601)
Deferred revenue	1,652	1,200
Net cash provided by operating activities	2,231	1,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(679)	(508)
Net cash used in investing activities	(679)	(508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	80,265	-
Repayment of capital leases	-	(1)
Exercise of common stock options (including proceeds from unvested shares)	49	70
Repayment of shareholder notes issued in connection with stock option exercises	-	12
Net cash provided by financing activities	80,314	81

NET INCREASE IN CASH AND CASH EQUIVALENTS	81,866	957
CASH AND CASH EQUIVALENTS — Beginning of period	17,326	12,333

CASH AND CASH EQUIVALENTS — End of period	$99,192	$13,290

NONCASH INVESTING AND FINANCING ACTIVITIES:

Conversion of redeemable convertible preferred stock to common stock	$56,341	$-
Reclassification of initial public offering costs from Other assets to
Common stock	$2,866	$-
Reclassification of preferred stock warrant liability to common stock.	$549	$-
Vesting of accrued early exercised stock options..	$60	$-
Purchase of property and equipment included in period-end accounts payable	$40	$31
Initial public offering costs included in period-end accounts payable	$70	$-

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

ShoreTel, Inc. and its subsidiaries (referred herein as the “Company”) is a leading provider of Internet Protocol, or IP, telecommunications systems for enterprises. The Company’s systems are based on its distributed software architecture and switch-based hardware platform which enable multi-site enterprises to be served by a single telecommunications system. The Company’s systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, management believes that the Company’s systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.

In July 2007, the Company completed an initial public offering, or IPO, of common stock in which it sold and issued 9,085,000 shares of common stock, including 1,185,000 shares sold by the Company pursuant to the underwriters’ exercise of their over-allotment, at an issue price of $9.50 per share. The Company raised a total of $86.3 million in gross proceeds from the IPO, or approximately $77.4 million in net proceeds after deducting underwriting discounts of $6.0 million and other offering costs of $2.9 million. Upon closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 23,316,406 shares of common stock. In addition, all outstanding warrants to purchase shares of the Company’s redeemable convertible preferred stock were converted into warrants to purchase an aggregate of 67,703 shares of common stock.

2.	Basis of Presentation

The accompanying financial data as of September 30, 2007 and for the three months ended September 30, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2007, results of operations and cash flows for the quarters ended September 30, 2007 and 2006, as applicable, have been made. The results of operations for the quarter ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Computation of Net Income per Share

Basic net income per common share available to common shareholders is determined by dividing net income available to common shareholders by the weighted average number of common shares available to common shareholders during the period. Diluted net income per common share available to common shareholders is determined by dividing net income available to common shareholders by the weighted average number of common shares available to common shareholders used in the basic net income per common share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 was adopted by the Company effective July 1, 2007 (See Note 5).

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company as of the first quarter of 2009. The Company is currently evaluating the impact of this pronouncement on its financial statements.

Reclassifications

Separate line item disclosure of the provision for doubtful accounts receivable has been provided in the condensed consolidated statement of cash flows for the three months ended September 30, 2006 to conform to the current period presentation.

3.	Balance Sheet Details

Balance sheet components consist of the following:

	September 30,	June 30,
	2007	2007
	(Amounts in thousands)
Inventories:
Raw materials	$9	$47
Inventory in process/transit	223	325
Finished goods	5,816	6,685
Total inventories	$6,048	$7,057
Prepaid expenses and other current assets:
Prepaid expenses	$2,167	$2,600
Deferred cost of revenue	756	772
Deferred taxes	280	-
Total prepaid expenses and other current assets	$3,203	$3,372
Property and equipment:
Computer equipment and tooling	$4,458	$3,573
Software	1,008	982
Furniture and fixtures	504	403
Leasehold improvements	216	203
Total property and equipment	6,186	5,161
Less accumulated depreciation and amortization	2,848	2,228
Property and equipment — net	$3,338	$2,933
Deferred Revenue - current and long-term:
Product	$2,419	$2,618
Support and services	13,184	11,333
	$15,603	$13,951

4.	Related Party Transactions

Unsecured Promissory Note — In October 1997, the Company issued an unsecured promissory note in the principal amount of $350,000 to an officer and shareholder for the purchase of stock upon exercise of incentive stock options. The note bears interest at 6.34% per annum and allows the Company to repurchase the unvested shares within 60 days of termination at a price equal to the original exercise price. The principal and any accrued but unpaid interest were due on the earlier of (a) October 27, 2004 or (b) two years after the termination of the officer’s employment, the Company’s initial public offering or a merger or acquisition of the Company. In January 2002, the officer was terminated and in connection therewith, the Company forgave $230,000 plus related accrued interest and reserved the remaining principal balance of $120,000 plus related accrued interest. In addition, the Company repurchased the unvested shares and amended the terms of the remaining notes issued, such that they are nonrecourse. Due to the conversion of these full recourse notes to non-recourse, the deemed new awards were subject to variable accounting. As such, additional stock-based compensation expense was recorded to the extent the Company’s share price appreciated above the value for which the Company had already recorded compensation charges. Stock-based compensation expense recorded for these awards in the three months ended September 30, 2006 was $699,000. In March 2007, the Company entered into a Note Repayment Agreement whereby the borrower surrendered 57,671 shares of the Company’s common stock (with an estimated fair value of $536,000) to repay in full the outstanding principal and interest balances due under this note resulting in a recovery of $191,000 recorded as a reduction of general and administrative expense of $120,000 and interest income of $71,000 for the year ended June 30, 2007.

5.	Income Taxes

The provision for income taxes of $0.8 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, is based on the estimated effective tax rates for the respective fiscal years including the impact of the change in valuation allowance associated with the utilization of net operating loss and tax credit carryforwards.

Effective July 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The cumulative effect of adoption of FIN 48 did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption for federal and state purposes was $0.7 million and $0.45 million, respectively. These gross unrecognized tax benefits would affect the effective tax rate if realized.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48. Management determined that no accrual for interest or penalties was needed as of the date of the adoption of FIN 48 and the Company had no amount accrued at June 30, 2007.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of September 30, 2007, management does not believe that the Company’s estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

The federal research tax credit expires on December 31, 2007. Currently, Congress is discussing the extension and/or revision of the federal research tax credit, and no new law has been passed to date.

The Company’s only major tax jurisdiction is the United States. The tax years 1997 through 2006 remain open and subject to tax examination by the appropriate governmental agencies in the United States.

6.	Redeemable Convertible Preferred Stock and Stock Warrants

Upon the Company’s initial public offering in July 2007, all outstanding shares of preferred stock were converted into common stock. In addition, all outstanding warrants to purchase shares of preferred stock were converted into warrants to purchase common stock. As of September 30, 2007, there was no redeemable convertible preferred stock or preferred stock warrants outstanding.

Preferred Stock Warrants — In prior years, the Company issued warrants to purchase Series E and Series F redeemable convertible preferred stock. These warrants converted to common stock warrants upon the completion of the Company’s IPO in July 2007. The Company recorded the fair value of the warrants at the time of grant using the Black-Scholes option-pricing model.

The Company has the following common stock warrants outstanding as of September 30, 2007.

•	Warrants to purchase 685 shares of common stock issued with respect to an equipment lease line signed in June 1998, exercisable at $21.18 per share.
•	Warrants to purchase 1,224 shares of common stock issued in February 2001 for consulting services, exercisable at $26.22 per share.
•	Warrants to purchase 5,336 shares of common stock issued with respect to a line of credit in March 2001, exercisable at $9.37 per share.
•	Warrants to purchase 62,367 shares of common stock issued with respect to a line of credit in September 2003, exercisable at $0.80 per share.

As of June 30, 2007, the Company recorded a liability of $549,000 for the fair value of the Series E and Series F redeemable convertible preferred stock warrants, in accordance with FASB Staff Position FAS 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. The warrants were valued at June 30, 2007 using the Black-Scholes option value model based on the estimated fair value of the underlying Series E and Series F preferred stock, volatility of 55%, expected term of three months and a risk free interest rate of 4.76%.  The warrant liability was reclassified to common stock in July 2007 when the preferred stock converted to common stock upon completion of the Company’s IPO.

7.	Common Stock

Reverse Stock Split

In June 2007, the Company effected a 1-for-10 reverse stock split of the Company’s common stock and redeemable convertible preferred stock (collectively, “Capital Stock”). All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-10 reverse stock split.

Initial Public Offering

On July 9, 2007, the Company closed its initial public offering. The offering raised net proceeds of approximately $77.4 million, after deducting underwriting discounts and payment of professional services rendered in connection with the offering. In connection with the offering, all outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 23,316,406 shares of common stock.

Common Shares Subject to Repurchase

At September 30, 2007, 593,139 shares of common stock were subject to repurchase in connection with the early exercise of stock options under the Company’s stock option plan.

Common Shares Reserved for Issuance

At September 30, 2007, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	9,044
Conversion of warrants	70
Total	9,114

8.	Stock-Based Compensation

Prior to July 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure only provisions of Statement of Financial Accounting Standards, or SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 148.

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(revised 2004), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires the Company to apply the provisions of SFAS 123(R) only to awards newly granted, modified, repurchased or cancelled, after the adoption date. Under this transition method, the Company began recognizing stock-based compensation expense July 1, 2006 based on the grant date fair value of stock option awards granted or modified after July 1, 2006. Prior to and during fiscal 2006, the Company categorized our options into two classes. Class One includes all options granted with four-year vesting and no ability to exercise prior to vesting. Class Two includes options granted with four-year vesting but allow for early exercisability. The Company discontinued granting Class Two options as of June 30, 2007. The Company recognizes stock-based compensation expense for both Class One and Class Two on a straight-line basis over the options’ expected vesting terms, generally four years. The Company estimated the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006
		Class One	Class Two
Expected life	6.08 years	6.08 years	4.0 years
Interest rate range	4.5%	4.8%	4.8%
Volatility	55	71	55
Dividend yield	0	0	0

During the three month periods ended September 30, 2007 and 2006, the Company recorded non-cash stock-based compensation expense of $1.1 million and $0.8 million under SFAS 123(R), respectively.  The income tax benefit associated with stock-based compensation expense for the three months periods ended  September  30, 2007 and 2006 was $0.2 million.

SFAS 123(R) requires that compensation expense be recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. The estimated forfeiture rate for the three months ended September 30, 2007 and 2006 was 11.5% and 13%, respectively. As of September 30, 2007, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $13,794,000, net of estimated forfeitures of $4,352,000 This cost will be amortized on a straight-line basis over a weighted-average vesting period of approximately four years.

9.	Stock Option Plan

In January 1997, the Board of Directors and shareholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price. There were no repurchases of unvested shares in the three months ended September 30, 2007 and 2006. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

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

Class Two options granted to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of September 30, 2007 and June 30, 2007, there were 593,124 and 767,612 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $232,000 and $292,000 , respectively, of related recorded liability, which is included in accrued liabilities.

During fiscal year 2006, the Company had outstanding loans to certain executives and employees pursuant to the 1997 Plan for the purchase of stock upon the exercise of incentive stock options in the aggregate amounts of $231,000. The loan agreements allow the Company to repurchase the unvested shares within 60 days of termination at a price equal to the original exercise price. The loans bear interest at rates ranging from 6.4% — 8.0% per annum and are due upon the earlier of termination of employment or four years from the option exercise date. All loans were due by June 30, 2006. In March 2003, the Company amended the terms of the loans, such that they are nonrecourse. Of the 271,790 shares purchased, 127,418 were unvested at the time of the note amendments. During the year ended June 30, 2007, one employee repaid his loan in the amount of $12,000 plus accrued interest of $7,000. In March 2007, the Company entered into a Note Repayment Agreement with the sole remaining note holder, whereby he agreed to surrender 57,671 shares of the Company’s common stock as full consideration for the principal and fully-reserved interest balances due on his stock loans and his promissory note (see Note 4).

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price
	(Amounts in thousands, except per share amounts)
Outstanding — June 30, 2007	4,504	4,626	$4.57
Options granted — (weighted average fair value of $7.05 per share)	(864)	864	13.56
Options exercised	—	(85)	0.57
Options canceled	100	(100)	8.99
Outstanding — September 30, 2007	3,740	5,305	$6.01
Options exercisable at September 30, 2007		2,173	$1.21

The total pre-tax intrinsic value for options exercised in the three months ended September 30, 2007 and 2006 was $1,085,000 and $307,000, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. The weighted average fair value of options granted for the three months ended September 30, 2006 was $4.57 per share.  The total fair value of options vested during the three month periods ended September 30, 2007 and 2006 was $2.4 million and $1.3 million, respectively.

The following table summarizes information about outstanding and exercisable options at September 30, 2007:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(Amounts in thousands, except per share data)
$0.10 - 0.30	695	5.97	$0.21
$0.40	646	7.70	$0.40
$0.80 - 1.00	729	7.96	$0.92
$2.00 - 3.00	146	7.95	$2.51
$3.20	665	9.03	$3.20
$3.60 - $6.00	118	7.72	$4.17
$9.50 - $10.50	209	9.74	$10.49
$11.30	721	9.53	$11.30
$11.40	558	9.64	$11.40
$12.55 - 13.44	144	9.90	$12.94
$13.73	674	9.91	$13.73
Total Outstanding	5,305	8.56	$6.01	$44,079
Exercisable	2,173	7.37	$1.21	$28,490
Vested and expected to vest	4,321	8.30	$5.64	$37,495

10.	Employee Stock Purchase Plan

On September 18, 2007, the Board of Directors approved the establishment of an employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of Company stock at a discount through payroll deductions. The ESPP consists of six-month offering periods, the first period commencing on November 1, 2007 and ending on or prior to April 30, 2008. Employees purchase shares in the purchase period at 90% of the market value of our common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower.

11.	Commitments and Contingencies

Leases — The Company leases its facilities under noncancelable operating leases which expire by June 2010. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. On October 1, 2005, the Company renegotiated the lease on its primary facility and increased the square footage under lease. In May 2007, the Company executed a new lease for its existing headquarters facility that extends until October 2009 and provides for minimum monthly base rent payments of $118,000 for the period from October 2007 to October 2008, and $124,000 for the period from October 2008 to October 2009. In addition, in May 2007 the Company executed a two-year lease for additional operational space at another location near its headquarters that terminates in September 2009 and provides for minimum monthly base rent payments of approximately $5,000.

Future minimum lease payments under the noncancelable leases as of September 30, 2007, are as follows (in thousands):

Years Ending June 30,
2008 (remaining 9 months)	$1,234
2009	1,593
2010	574
$3,401

Lease obligations for the Company’s foreign offices are cited in foreign currencies, which were converted herein to U.S. dollars at the interbank exchange rate on September 30, 2007.

Rent expense for the three months ended September 30, 2007 and 2006 was $225,000 and $183,000, respectively.

Purchase commitments — As of September 30, 2007 and June 30, 2007, the Company had non-cancelable purchase commitments with contract manufacturers totaling approximately $9,784,000 and $11,875,000, respectively, for finished goods.

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

The Company believes it has meritorious defenses to Mitel’s claims and intends to vigorously defend the lawsuit.

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

Line of Credit.  The Company had a $12.0 million line of credit with a bank. The line of credit terminated on June 26, 2007, and there were no borrowings under the line as of September 30, 2007 and June 30, 2007.

12.	Segment Information

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

The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2007	2006
North America	$30,912	$20,210
International	1,063	205
Total	$31,975	$20,415

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.”

Overview

We are a leading provider of IP telecommunications systems for enterprises. Our solution is comprised of our ShoreGear switches, ShorePhone IP phones and ShoreWare software applications. We were founded in September 1996 and shipped our first system in 1998. We have continued to develop and enhance our product line since that time. We currently offer eleven models of our switches and ten models of our IP phones.

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

We outsource the manufacturing of our products to contract manufacturers. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain a manufacturing operation. Our switch products are manufactured by a contract manufacturer in San Jose, California and our phone products are manufactured by a contract manufacturer in China. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement, assembly and final testing of our products. We work closely with our contract manufacturers to manage the cost of components, since our total manufacturing costs are directly tied to component costs. We regularly provide forecasts to our contract manufacturers, and we order products from our contract manufacturers based on our projected sales levels well in advance of receiving actual orders from our enterprise customers. We seek to maintain sufficient levels of finished goods inventory to meet our forecasted product sales with limited levels of inventory to compensate for unanticipated shifts in sales volume and product mix.

Although we have historically sold our systems primarily to small and medium sized enterprises, we have expanded our sales and marketing activities to increase our focus on larger enterprise customers. Accordingly, we have implemented a major accounts program whereby our sales personnel assist our channel partners to sell to large enterprise accounts, and we coordinate with our channel partners to enable them to better serve large multi-site enterprises. To the extent we are successful in penetrating larger enterprise customers, we expect that the sales cycle for our products will increase, and that the demands on our sales and support infrastructure will also increase.

We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Spain, Australia and Hong Kong. While we expanded our operations to Europe in 2005 and to the Asia Pacific region in 2006, most of our enterprise customers are located in the United States. Revenue from international sales was less than 5% of our total revenue for the three months ended September 30, 2007 and 2006, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

We have experienced significant growth in recent periods, with our total revenue growing to $32.0 million in the three months ended September 30, 2007 from $20.4 million in the same period of 2006. This growth in revenue has largely been driven by increased demand for IP telecommunications systems from new enterprise customers, as well as sales of additional products to our installed enterprise customer base. Our operating expenses have also increased significantly to $18.3 million for the three months ended September 30, 2007 from $11.4 million for the same period of 2006 This growth in operating expenses has primarily been driven by our growth in headcount, to 295 employees at September 30, 2007 as compared with 199 employees at September 30, 2006, as well as the adoption of FAS123(R) which resulted in a significant increase in stock-based compensation expense. We expect to continue to add personnel in all functional areas.

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

Deferred revenue.  Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at September 30, 2007 was $15.6 million, consisting of $2.4 million of deferred product revenue and $13.2 million of deferred support and services revenues, of which $11.2 million is expected to be recognized within one year.

Gross margin.  Our gross margin for products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system prices. We have been able to increase our product gross margin by reducing hardware costs through product redesign and from volume discount pricing from our suppliers. We have also introduced new, lower cost hardware following these introductions, which has continued to improve our product gross margin. In general, product gross margin on our switches is greater than product gross margin on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross margins and increasing our profitability.

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

Operating expense management.  For the three month periods ended September 30, 2007 and 2006, we have managed our operating expenses so that they have generally increased consistent with our annual revenue growth. However, because of the additional expenses we incurred related to the growth of our general and administrative function in connection with becoming a public company, as well as our litigation-related expenses, our operating expenses may increase at a more rapid rate than our revenue. Our operating expenses are comprised primarily of compensation and benefits for our employees and, therefore, the increase in operating expenses has been primarily related to increases in our headcount. We intend to expand our workforce to support our anticipated growth, and therefore our ability to forecast revenue is critical to managing our operating expenses.

Basis of Presentation

Revenue.  We derive our revenue from sales of our IP telecommunications systems and related support and services. Our typical system includes a combination of IP phones, switches and software applications. Channel partners buy our products directly from us. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction metrics, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue accounted for 88% and 90% of our total revenue for the three months ended September 30, 2007 and 2006, respectively.

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

General and administrative expenses.  General and administrative expenses relate to our executive, finance, human resources, legal and information technology organizations. Expenses primarily include personnel costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense, software amortization costs, depreciation expense, facilities expenses, and allowance for bad debts. We have incurred, and we expect to continue to incur significant additional accounting, legal and compliance costs, including costs to comply with Sarbanes-Oxley 404 as well as additional insurance, investor relations and other costs associated with being a public company. We also expect to incur additional general and administrative expenses related to our litigation with Mitel. In addition, as we expand our business, we expect to increase our general and administrative expenses.

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

Other income. Other income primarily consists of interest earned on cash balances and the change in fair value of preferred stock warrants.

Income tax provision.  Income tax provision includes federal, state and foreign tax on our income. From inception through 2005 we accumulated substantial net operating loss and tax credit carryforwards. We fully reserved the significant majority of the deferred tax asset from these losses and tax credits on our financial statements. We were profitable in the three month periods ending September 30, 2007 and 2006 and had an effective tax rate of approximately 24% and 17%, respectively, as a result of utilizing portions of the deferred tax asset and reducing the related valuation allowance.

Critical Accounting Policies and Estimates

We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to allow for doubtful accounts, the calculation of stock-based compensation expense and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that with the exception of the adoption of FIN 48, Accounting for Uncertainty of Income Taxes - an interpretation of FASB Statement No. 109, effective July 1, 2007, there have been no significant changes during the three months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Managements’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2007 Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected consolidated statements of operations data for the two quarters indicated.

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Revenue:
Product	$28,125	$18,467
Support and services	3,850	1,948
Total revenue	31,975	20,415
Cost of revenue:
Product(1)	9,404	6,507
Support and services(1)	2,159	1,445
Total cost of revenue	11,563	7,952
Gross profit	20,412	12,463
Operating expenses:
Research and development(1)	6,207	3,117
Sales and marketing(1)	8,322	5,677
General and administrative(1)	3,723	2,573
Total operating expenses	18,252	11,367
Operating income	2,160	1,096
Other income — net	1,203	157
Income before provision for income tax	3,363	1,253
Income tax provision	(806)	(207)
Net income	$2,557	$1,046

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,
	2007	2006
Cost of product revenue	$8	$1
Cost of support and services revenue	58	5
Research and development	254	17
Sales and marketing	451	97
General and administrative	294	702
Total stock-based compensation expense	$1,065	$822

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,
	2007	2006
Revenue:
Product	88%	90%
Support and services	12%	10%
Total revenue	100%	100%
Cost of revenue:
Product	29%	32%
Support and services	7%	7%
Total cost of revenue	36%	39%
Gross profit	64%	61%
Operating expenses:
Research and development	19%	15%
Sales and marketing	26%	28%
General and administrative	12%	13%
Total operating expenses	57%	56%
Operating income	7%	5%
Other income, net	4%	1%
Income before provision for income tax	11%	6%
Provision for income taxes	(3%)	(1%)
Net income	8%	5%

First Quarter of Fiscal 2008 compared to First Quarter of Fiscal 2007

Revenue.  Total revenue was $32.0 million in the three month period ended September 30, 2007, an increase of $11.6 million, or 57%, from $20.4 million in the three month period ended September 30, 2006. This increase was primarily attributable to increased sales of our products and services. Product revenue was $28.1 million in the three month period ended September 30, 2007, an increase of $9.6 million, or 52%, from $18.5 million in the three month period ended September 30, 2006. Support and services revenue was $3.9 million in the three month period ended September 30, 2007, an increase of $1.9 million, or 98%, from approximately $2.0 million in the three month period ended September 30, 2006, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training and professional services and installation services.

Gross margin.  Total gross margin increased to 64% in the three month period ended September 30, 2007 from 61% in the three month period ended September 30, 2006. Product gross margin increased to 67% in the three month period ended September 30, 2007 from 65% in the three month period ended September 30, 2006. The increase in product gross margin was due to improved margins on hardware products as a result of an improved mix of hardware products that have higher margins than the comparable hardware products sold in the same period of the prior year. Support and services gross margin increased to 44% in the three month period ended September 30, 2007 from 26% in the three month period ended September 30, 2006. The increase in support and services gross margin was due to support and service revenue increasing by 100% and service costs only increasing 49%, compared to the same period in 2006. Compensation for support and services employees, the largest category of support and service costs, increased 23% over the same period in 2006, as headcount increased from 33 employees at September 30, 2006 to 40 employees at September 30, 2007.

Research and development.  Research and development expenses increased $3.1 million, or 99%, to $6.2 million in the three month period ended September 30, 2007 from $3.1 million in the three month period ended September 30, 2006. These expenses represented 19% and 15% of total revenue, respectively, in those periods. Compensation, including stock based compensation, for research and development employees accounted for $2.0 million of the increase, primarily as a result of an increase in headcount to 103 employees at September 30, 2007, from 59 employees at September 30, 2006. Non-recurring engineering, facility expense and customer beta trial products accounted for $467,000, $162,000 and $128,000, respectively, of the increase. The remainder of the increase was primarily attributable to various expenses increasing including depreciation, software licenses and maintenance, and travel.

Sales and marketing.  Sales and marketing expenses were $8.3 million in the three month period ended September 30, 2007, an increase of $2.6 million, or 47%, from $5.7 million in the three month period ended September 30, 2006. These expenses represented 26% and 28% of total revenue, respectively, in those periods. Compensation, including stock based compensation for sales and marketing employees represented $1.7 million of this increase, primarily as a result of an increase in headcount, to 101 employees at September 30, 2007 from 76 employees at September 30, 2006. Additionally, travel, marketing shows and events, and consulting and temporary help accounted for $293,000, $165,000 and $134,000 respectively, of the increase. The remainder of the increase was primarily attributable to various expenses increasing including training and channel partner conference events, lead generation activities, and recruiting.

General and administrative.  General and administrative expenses were $3.7 million in the three month period ended September 30, 2007, an increase of $1.1 million, or 45%, from $2.6 million in the three month period ended September 30, 2006. These expenses represented 12% and 13% of total revenue, respectively, in those periods. Compensation, including stock-based compensation, for general and administrative employees accounted for $327,000 of the increase, primarily as a result of an increase in headcount, to 34 employees at September 30, 2007 from 19 employees at September 30, 2006. General and administrative compensation expense in the three month period ended September 30, 2006 included $702,000 of stock-based compensation expense, most of which was associated with an outstanding option granted prior to the adoption of SFAS 123(R) that was subject to variable accounting. Variable accounting on this outstanding option ceased in March 2007 upon the repayment of the related note receivable in exchange for the surrender of shares of our common stock having a value equal to the amounts outstanding under the note. Legal, consulting and temporary help, audit and tax fees, and travel accounted for $414,000, $227,000, $178,000 and $164,000, respectively, of the increase. These increases were partially offset by a decline of $120,000 in the bad debt provision in the first quarter of fiscal 2008 compared to the same quarter in fiscal 2007.

Other income.  Other income was $1.2 million in the three month period ended September 30, 2007, an increase of $1.0 million, from $157,000 in the three month period ended September 30, 2006. The increase was due primarily to higher interest income of $1.0 million associated with a significantly higher average cash balance resulting from raising $77.4 million net cash proceeds from our initial public offering in July 2007.

Income tax provision.  The income tax provision was $0.8 million for the three months ended September 30, 2007, as compared to $0.2 million for the three months ended September 30, 2006. The increase in the tax provision is primarily due to an increase in our taxable income, partially offset by the change in the valuation allowance associated with the utilization of net operating loss and tax credit carryforwards.

Liquidity and Capital Resources

As of September 30, 2007, our principal sources of liquidity consisted of cash and cash equivalents of $99.2 million and accounts receivable net of $21.7 million. On July 9, 2007, we closed our initial public offering of 9,085,000 shares of common stock at a price of $9.50 per share, resulting in net proceeds to us of approximately $77.4 million after deducting underwriting discounts and payment of other offering costs.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $99.2 million of cash and cash equivalents at September 30, 2007, together with cash flows from our operations will be sufficient to fund our operating requirements for at least 12 months. However, we may need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Cash provided by operating activities	$2,231	$1,384
Cash used in investing activities	(679)	(508)
Cash provided by financing activities	80,314	81

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in operating expense areas such as research and development, sales and marketing and administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other current assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and typically collect in 50 to 60 days. In some cases we also prepay for license rights to third-party products in advance of sales.

Net cash provided by operating activities was $2.2 million and $1.4 million in the three month period ended September 30, 2007 and 2006, respectively. This increase was primarily attributable to net income of $2.6 million for the three months ended September 30, 2007 as compared to $1.0 million for the three months ended September 30, 2006. Noncash adjustments were higher in the three month period ended September 30, 2007 including stock-based compensation expense, which was higher by $0.2 million, and depreciation and amortization, which was higher by $0.1 million. In addition to the net income and non-cash charges, the period-to-period change in cash flows relating to operating activities was also positively affected by an increase in deferred revenue of $1.7 million, due primarily to the deferral of revenue from sales of post contractual support contracts exceeding the revenue recognized from post contractual support contracts, a decrease in inventories of $1.0 million due to strong period-end revenues and inventory management and an increase in accrued liabilities of $0.7 million and other due to an increase of income taxes payable of $0.8 million at September 30, 2007. These sources of cash were partially offset by uses of cash associated with an increase in accounts receivable of $2.3 million due to increased sales in the first quarter of fiscal 2008 compared to the same period a year ago and an increase in accounts payable of $2.6 million due to increased purchasing activity to support our business growth and increased headcount.

Net cash provided by operating activities in the first three months of fiscal 2007 consisted primarily of net income of $1 million, an increase in accounts payable of $1.3 million and deferred revenue of $1.2 million as well as stock-compensation expense of $0.8 million which was a non-cash charge. These sources of cash were partially offset by uses of cash associated with an increase in accounts receivable of $2.2 million due to the growth in revenues and a decrease of $0.6 million in accrued employee compensation costs as bonuses were paid in the first quarter of fiscal 2007.

Cash flows from investing activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities was $0.7 million and $0.5 million in the first quarters of fiscal 2007 and 2006, respectively. Net cash used in investing activities in the first quarter of 2007 and 2006 was primarily for capital expenditures, primarily related to manufacturing tooling for the production of our hardware products, computer equipment for our research and development lab and to support our growth in headcount.

Cash flows from financing activities

Net cash provided by financing activities was $80.3 million and $81,000 in the three months ended September 2007 and 2006, respectively. In the first quarter of fiscal 2008, we generated proceeds of $80.3 million from our initial public offering prior to payment of other offering costs. Additionally, $49,000 and $70,000 was generated from the exercise of common stock options in the three months ended September 30, 2007 and 2006, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2007, we had cash and cash equivalents of $99.2 million, which consisted of highly liquid money market instruments with original maturities of three months or less. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material effect on our financial condition or results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in that we did not have sufficient internal controls related to the deferral of revenue for the entire arrangement fees associated with transactions in which vendor specific evidence of fair value does not exist for undelivered product elements.

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

At the end of the fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

While we have been profitable in recent periods, we had an accumulated deficit of $82.2  million as of September 30, 2007. This accumulated deficit is attributable to net losses incurred from our inception in September 1996 through the end of the third quarter of fiscal 2005. We may not succeed in maintaining or increasing our profitability and could incur losses in future periods. We expect to incur significant additional operating expenses associated with being a public company. We also expect that our operating expenses, including recognition of stock-based compensation, will continue to increase in all areas as we seek to grow our business. If our gross profit does not increase to offset these expected increases in operating expenses, our operating results will be negatively affected. You should not consider our recent growth rates in terms of revenue and net income as indicative of our future growth. Accordingly we cannot assure you that we will be able to maintain or increase our profitability in the future.

The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are.

The market for IP telecommunications and other telecommunications systems is extremely competitive. Our competitors include companies that offer IP systems, such as Cisco Systems, Inc. and 3Com Corporation, and that offer hybrid systems, such as Alcatel-Lucent, Avaya, Inc., Mitel Networks Corporation (which recently acquired Inter-Tel Incorporated) and Nortel Networks Corporation who is cooperating with Microsoft to enter the unified communications market. Several of the companies that offer hybrid systems are beginning to also offer IP telecommunications systems. Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources. We could also face competition from new market entrants, whether from new ventures or from established companies moving in to the market. These competitors have various other advantages over us, including:

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

The convergence of voice and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications market and offer products that compete with our systems. Competition from these potential market entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation has recently announced its unified communications product roadmap. This includes its recently announced “Office Communicator 2007,” which Microsoft stated will allow end users to control communications, including voice over IP, through the Office Communicator application on their PC, which we expect will provide functionality similar to that offered by our Personal Call Manager application. Microsoft has also introduced “Office Communications Server 2007,” a product that offers competing unified messaging capabilities. Microsoft has also developed an IP phone and has licensed the rights to produce such phones to third parties. In addition, Microsoft has also entered into alliances with several of our competitors, and in July 2006 announced an extensive relationship with Nortel for the production of IP-based communications equipment that will be integrated with the Microsoft systems and Office Communicator. Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this market.

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

Our operating results have fluctuated in the past and may fluctuate in the future, which could cause our stock price to decline.

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

Approximately 95% of our total revenue in the first quarter of fiscal 2008 was generated through indirect channel sales. These indirect sales channels consist of third-party resellers that market and sell telecommunications systems and other products and services to customers. We expect indirect channel sales will continue to generate a substantial majority of our total revenue in the future. Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of third-party resellers of telecommunications products and services. In addition, we rely on these entities to provide many of the installation, implementation and support services for our products. Accordingly, our success depends in large part on the effective performance of these channel partners. By relying on channel partners, we may in some cases have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing enterprise customer requirements and respond to evolving enterprise customer needs. This difficulty could be more pronounced in international markets, where we expect that enterprise customers will purchase our systems from a channel partner that purchased through a distributor. Additionally, some of our channel partners are smaller companies that may not have the same financial resources as other of our larger channel partners, which could in some cases expose us to additional collections risk. As of June 30, 2007 and 2006, we had approximately 470 and 340 third-party resellers, respectively, in our channel partner program.  Historically, we have experienced relatively low turnover of the resellers in our program, with 46 and 19 partners leaving the program in fiscal 2007 and fiscal 2006, respectively.

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

This reliance is exacerbated by the fact that we maintain a relatively small amount of inventory and our contract manufacturers typically acquire components only as needed. As a result, our ability to respond to enterprise customer orders efficiently may be constrained by the then-current availability or the terms and pricing of these components. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our relationships with current and prospective enterprise customers. For example, in December 2004, our power supply component vendor was unable to provide sufficient components, and we had to obtain this component from another source. Also, from time to time we have experienced component quality issues with products obtained from our contract manufacturers. For example, in the first quarter of our 2005 fiscal year, we had to expend resources to fix keys that were not working properly on some of our phones. In addition, any increase in the price of these components could reduce our gross margin and adversely impact our profitability. We may not be able to obtain a sufficient quantity of these components to meet the demands of enterprise customers in a timely manner or that prices of these components may increase. In addition, problems with respect to yield and quality of these components and timeliness of deliveries could occur. These delays could also materially and adversely affect our operating results.

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

We had a material weakness in our internal control over financial reporting as of June 30, 2007 in that we did not have sufficient internal control over financial reporting related to the deferral of revenue for the entire arrangement fees associated with transactions in which vendor specific evidence of fair value, or VSOE, does not exist for undelivered product elements.

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

This material weakness resulted in audit adjustments to our consolidated financial statements for the fiscal year ended June 30, 2007.

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

We have incurred, and expect to continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to public company compliance initiatives. These added costs and required management focus could adversely affect our operating results.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, have imposed a variety of new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel have been required to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, these new rules and regulations have made it more expensive for us to obtain director and officer liability insurance.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group. We have recently hired additional accounting and financial staff with public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm continues to note or identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

In the three month period ended September 30, 2007, the increased costs associated with operating as a public company have had an impact on our net income, and in the future may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements continue to divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on the overall demand for information technology, and in particular for telecommunications systems. The market we serve is emerging and the purchase of our products involves significant upfront expenditures. In addition, the purchase of our products can be discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions in our target markets, or a reduction in information technology or telecommunications spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and reduced unit sales. For example, some of our sales are derived from the financial services market, which is experiencing a downturn related to the sub-prime mortgage market defaults, and this may cause a reduction in our sales to the financial services market in future periods.

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

We are in the process of expanding our international operations, which exposes us to significant risks.

To date we have limited international operations and have not had material revenue from international enterprise customers. The future success of our business will depend, in part, on our ability to expand our operations and enterprise customer base successfully worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well have a number of other entities and individuals, own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. Third-parties have in the past sent us correspondence regarding their intellectual property and have filed litigation against us, and in the future we may receive claims that our products infringe or violate their intellectual property rights. In this regard, Mitel Networks Corporation, one of our competitors, has filed a lawsuit alleging that we infringed six of its patents. See “Business — Legal Proceedings” for a further discussion of this lawsuit. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the initial public offering price and our current stock price. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of common stock. In addition, if we were to raise cash through a debt financing, such debt may impose conditions or restrictions on our operations, which could adversely affect our business. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our operating plans to the extent of available funding, which would harm our ability to maintain or grow our business.

Future sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. Commencing 181 days from July 2, 2007, the lock-up and market stand off arrangements relating to our initial public offering will expire. As of October 31, 2007, an additional approximately 33 million shares will become freely tradable without restriction or further registration under the federal securities laws, subject in some cases to the volume, manner of sale and other limitations under Rule 144 and 701.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007

ShoreTel, Inc.

By:	/s/ Michael E. Healy
Michael E. Healy
Chief Financial Officer

INDEX TO FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*
This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.