Form 10-Q
period 2007-12-31
ShoreTel Inc
filed 2008-02-12
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 001-33506
SHORETEL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	77-0443568 (I.R.S. Employer Identification No.)
960 Stewart Drive, Sunnyvale, California (Address of principal executive offices)	94085-3913 (Zip Code)

(408) 331-3300 (Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of January 30, 2008, 42,921,278 shares of the registrant’s common stock were outstanding.

SHORETEL, INC.
FORM 10-Q for the Quarter Ended December 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (Unaudited)
SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	December 31,	June 30,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,724	$17,326
Short-term investments	18,680	—
Accounts receivable, net of allowance of $398 and $320 as of December 31, 2007 and June 30, 2007, respectively	20,432	19,411
Inventories	7,783	7,057
Prepaid expenses and other current assets	3,221	3,372

Total current assets	136,840	47,166
PROPERTY AND EQUIPMENT — Net	3,460	2,933
OTHER ASSETS	148	2,935

TOTAL	$140,448	$53,034

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,209	$7,433
Accrued liabilities and other	3,989	2,807
Accrued employee compensation	3,695	3,782
Deferred revenue	12,263	10,126

Total current liabilities	26,156	24,148

LONG-TERM LIABILITIES:
Preferred stock warrant liability	—	549
Long-term deferred revenue	4,497	3,825

Total long-term liabilities	4,497	4,374

Total liabilities	30,653	28,522

COMMITMENTS AND CONTINGENCIES (Note 11)

REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized, 23,586 shares; issued and outstanding 0 and 23,316 shares as of December 31, 2007 and June 30, 2007, respectively (aggregate liquidation preference of $44,250 at June 30, 2007)	—	56,341

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $.001 per share, authorized 5,000 and 0 shares as of December 31, 2007 and June 30, 2007, respectively; none issued and outstanding	—	—
Common stock, par value $.001 per share, authorized 500,000 shares as of December 31, 2007 and June 30, 2007, respectively; issued and outstanding, 42,729 and 10,132 shares as of December 31, 2007 and June 30, 2007, respectively	190,389	53,206
Deferred stock compensation	(186)	(237)
Other comprehensive loss	(4)	—
Accumulated deficit	(80,404)	(84,798)

Total shareholders’ equity (deficit)	109,795	(31,829)

TOTAL	$140,448	$53,034

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
REVENUE:
Product	$26,257	$19,864	$54,382	$38,331
Support and services	4,304	2,616	8,154	4,564

Total revenue	30,561	22,480	62,536	42,895
COST OF REVENUE:
Product (1)	8,724	6,767	18,128	13,274
Support and services (1)	2,180	1,595	4,339	3,040

Total cost of revenue	10,904	8,362	22,467	16,314
GROSS PROFIT	19,657	14,118	40,069	26,581

OPERATING EXPENSES:
Research and development (1)	6,257	4,051	12,464	7,168
Sales and marketing (1)	8,804	5,755	17,126	11,432
General and administrative (1)	4,478	2,837	8,201	5,410

Total operating expenses	19,539	12,643	37,791	24,010

INCOME FROM OPERATIONS	118	1,475	2,278	2,571
OTHER INCOME (EXPENSE):
Interest income	1,262	184	2,423	345
Interest expense	—	—	—	(4)
Change in fair value of warrants	—	(579)	—	(579)
Other	(65)	—	(23)	—

Total other income (expense)	1,197	(395)	2,400	(238)

INCOME BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	1,315	1,080	4,678	2,333
(PROVISION FOR) BENEFIT FROM INCOME TAXES	522	22	(284)	(185)

NET INCOME	1,837	1,102	4,394	2,148
ACCRETION OF PREFERRED STOCK	—	(13)	—	(25)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,837	$1,089	$4,394	$2,123

Net income per common share available to common shareholders:
Basic	$.04	$0.13	$0.10	$0.26

Diluted	$.04	$0.03	$0.10	$0.06

Shares used in computing net income per share available to common shareholders:
Basic	42,140	8,236	42,011	8,074
Diluted	45,021	35,495	44,974	35,374

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$17	$3	$25	$4
Cost of support and services revenue	130	24	188	29
Research and development	492	82	746	99
Sales and marketing	572	111	1,023	208
General and administrative	502	415	796	1,117

Total stock-based compensation expense	$1,713	$635	$2,778	$1,457

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,394	$2,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	722	426
Accretion of discount on investments	(121)	—
Stock compensation expense	2,778	1,457
Loss on disposal of property and equipment	41	31
Provision for doubtful accounts receivable	(156)	(120)
Change in fair value of warrants	—	579
Changes in assets and liabilities:
Accounts receivable	(865)	(4,230)
Inventories	(726)	(160)
Prepaid expenses and other current assets	151	(1,089)
Other assets	(79)	(180)
Accounts payable	(1,382)	251
Accrued liabilities and other	1,300	1,008
Accrued employee compensation	(87)	317
Deferred revenue	2,809	2,830

Net cash provided by operating activities	8,779	3,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,199)	(417)
Purchase of investments	(18,563)	—

Net cash used in investing activities	(19,762)	(417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	80,265	—
Repayment of capital leases	—	(1)
Exercise of common stock options (including proceeds from unvested shares)	116	122
Repayment of shareholder notes issued in connection with stock option exercises	—	12

Net cash provided by financing activities	80,381	133

NET INCREASE IN CASH AND CASH EQUIVALENTS	69,398	2,984
CASH AND CASH EQUIVALENTS — Beginning of period	17,326	12,333

CASH AND CASH EQUIVALENTS — End of period	$86,724	$15,317

NONCASH INVESTING AND FINANCING ACTIVITIES:

Conversion of redeemable convertible preferred stock to common stock	$56,341	$—
Reclassification of initial public offering costs from Other Assets to Common stock	$2,866	$—
Reclassification of preferred stock warrant liability to common stock	$549	$—
Vesting of accrued early exercised stock options	$120	$83
Purchase of property and equipment included in period-end accounts payable	$89	$128
See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
          ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of Pure Internet Protocol, or IP, unified communications systems for enterprises. The Company’s systems are based on its distributed software architecture and switch-based hardware platform which enable multi-site enterprises to be served by a single telecommunications system. The Company’s systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, management believes that the Company’s systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying financial data as of December 31, 2007 and for the three months and six months ended December 31, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of December 31, 2007 results of operations for the three and six months ended December 31, 2007 and 2006, and cash flows for the six months ended December 31, 2007 and 2006, as applicable, have been made. The results of operations for the three months and six months ended December 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Investments
The Company’s short-term investments are comprised of corporate notes and bonds. These investments are held in the custody of two major financial institutions. The specific identification method is used to determine the cost basis of fixed income securities disposed of. At December 31, 2007, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments were not material at December 31, 2007.
The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 was adopted by the Company effective July 1, 2007 (See Note 5).
     In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 in fiscal year 2009 to have a material impact on its results of operations or financial position. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157b-Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at last annually).
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (or “fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company as of the first quarter of fiscal 2009. The Company is currently evaluating the impact of this pronouncement on its financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on the Company’s consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of

SFAS No. 160 on the Company’s consolidated financial position, results of operations and cash flows.
Reclassifications
Separate line item disclosure of the provision for doubtful accounts receivable has been provided in the condensed consolidated statement of cash flows for the six months ended December 31, 2006 to conform to the current period presentation.
3. Balance Sheet Details
Balance sheet components consist of the following:

	December 31,	June 30,
	2007	2007
	(in thousands)
Inventories:
Raw materials	$—	$47
Inventory in process/transit	363	325
Finished goods	7,420	6,685

Total inventories	$7,783	$7,057

Prepaid expenses and other current assets:
Prepaid expenses	$2,133	$2,600
Deferred cost of revenue	808	772
Deferred taxes	280	—

Total prepaid expenses and other current assets	$3,221	$3,372

Property and equipment:
Computer equipment and tooling	$4,698	$3,573
Software	1,082	982
Furniture and fixtures	657	403
Leasehold improvements	193	203

Total property and equipment	6,630	5,161
Less accumulated depreciation and amortization	3,170	2,228

Property and equipment — net	$3,460	$2,933

Deferred Revenue — current and long-term:
Product	$2,783	$2,618
Support and services	13,977	11,333

	$16,760	$13,951

Short-term Investments:
The following tables summarize the Company’s short-term investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
Corporate notes and bonds	$18,684	$—	$(4)	$18,680
Total	$18,684	$—	$(4)	$18,680
The following table summarizes the maturities of the Company’s fixed income securities at December 31, 2007 (in thousands):

	Amortized	Fair
	Cost	Value
Less than 1 year	$17,182	$17,178
Due in 1 to 2 years	1,502	1,502

Total	$18,684	$18,680

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
4. Related Party Transactions
     Unsecured Promissory Note — In October 1997, the Company issued an unsecured promissory note in the principal amount of $350,000 to an officer and shareholder for the purchase of stock upon exercise of incentive stock options. The note bears interest at 6.34% per annum and allows the Company to repurchase the unvested shares within 60 days of termination at a price equal to the original exercise price. The principal and any accrued but unpaid interest were due on the earlier of (a) October 27, 2004 or (b) two years after the termination of the officer’s employment, the Company’s initial public offering or a merger or acquisition of the Company. In January 2002, the officer was terminated and in connection therewith, the Company forgave $230,000 plus related accrued interest and reserved the remaining principal balance of $120,000 plus related accrued interest. In addition, the Company repurchased the unvested shares and amended the terms of the remaining notes issued, such that they are nonrecourse. Due to the conversion of these full recourse notes to non-recourse, the deemed new awards were subject to variable accounting. As such, additional stock-based compensation expense was recorded to the extent the Company’s share price appreciated above the value for which the Company had already recorded compensation charges. Stock-based compensation expense recorded for these awards in the three and six months ended December 31, 2006 was $367,000 and $1.06 million respectively. In March 2007, the Company entered into a Note Repayment Agreement whereby the borrower surrendered 57,671 shares of the Company’s common stock (with an estimated fair value of $536,000) to repay in full the outstanding principal and interest balances due under this note resulting in a recovery of $191,000 recorded as a reduction of general and administrative expense of $120,000 and interest income of $71,000 for the year ended June 30, 2007.
5. Income Taxes
The benefit from (provision for) income taxes were $522,000 and ($284,000) for the three and six months ended December 31, 2007, respectively, as compared to $22,000 and ($185,000) for the three and six months ended December 31, 2006, respectively.
The income tax benefit for the three months ended December 31, 2007 reflects a decrease in the estimated annual effective tax rate for fiscal 2008 from 24% (as estimated as of the preparation of the interim financial statements for the first quarter of fiscal 2008) to 6% (as currently estimated). The decrease in the estimated annual effective tax for fiscal 2008 reflects the effect of the expected use in fiscal 2008 of net operating loss and tax credit carryforwards based on the Company’s reduction in its annual income projection.
The provision for income taxes of $284,000 and $185,000 for the six months ended December 31, 2007 and December 31, 2006, respectively, is based on the estimated effective tax rates for the respective fiscal years including the impact of the expected use of net operating loss and tax credit carryforwards.
Effective at July 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The cumulative effect of adoption of FIN 48 did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption for federal and state purposes was $0.7 million and $0.45 million, respectively. These gross unrecognized tax benefits would affect the effective tax rate if realized.
The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48. Management determined that no accrual for interest or penalties was needed as of the date of the adoption of FIN 48 and the Company had no amount accrued at December 31, 2007.
While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 31, 2007, management does not believe that the Company’s estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
The federal government’s research tax credit expired on December 31, 2007. Currently, Congress is discussing the extension and/or revision of the research tax credit and no new law has been passed to date.
The Company’s only major tax jurisdiction is the United States. The tax years 1997 through 2006 remain open and subject to tax examination by the appropriate governmental agencies in the United States.
6. Redeemable Convertible Preferred Stock and Stock Warrants
     Upon the Company’s initial public offering in July 2007, all outstanding shares of preferred stock were converted into common stock. In addition, all outstanding warrants to purchase shares of preferred stock were converted into warrants to purchase common stock. As of December 30, 2007, there was no redeemable convertible preferred stock or preferred stock warrants outstanding.
     Preferred Stock Warrants — In prior years, the Company issued warrants to purchase Series E and Series F redeemable convertible preferred stock. These warrants converted to common stock warrants upon the completion of the Company’s IPO in July 2007. The Company recorded the fair value of the warrants at the time of grant using the Black-Scholes option-pricing model.
The Company had the following common stock warrants outstanding as of December 31, 2007.
•	Warrants to purchase 685 shares of common stock issued with respect to an equipment lease line signed in June 1998, exercisable at $21.18 per share.

•	Warrants to purchase 1,224 shares of common stock issued in February 2001 for consulting services, exercisable at $26.22 per share.
     As of June 30, 2007, the Company recorded a liability of $549,000 for the fair value of the Series E and Series F redeemable convertible preferred stock warrants, in accordance with FASB Staff Position FAS 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. The warrants were valued at June 30, 2007 using the Black-Scholes option value model based on the estimated fair value of the underlying Series E and Series F preferred stock, volatility of 55%, expected term of three months and a risk free interest rate of 4.76%. The warrant liability was reclassified to common stock in July 2007 when the Company’s preferred stock converted to common stock upon completion of the Company’s IPO.
     In December 2007, 67,703 common stock warrants outstanding with respect to Series E and Series F offerings were exercised under the net issuance provision. The provision requires that common shares equivalent to the purchase price of the warrants are surrendered in lieu of a cash payment. As a result, 60,705 common shares were issued related to the exercise of Series E and Series F common stock warrants.
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

Common Shares Subject to Repurchase
     At December 31, 2007, 421,304 shares of common stock were subject to repurchase in connection with the early exercise of stock options under the Company’s stock option plan.
Common Shares Reserved for Issuance
     At December 31, 2007, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	7,919
Reserved under employee stock purchase plan	500
Conversion of warrants	2

Total	8,421

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
          Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(revised 2004), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires the Company to apply the provisions of SFAS 123(R) only to awards newly granted, modified, repurchased or cancelled, after the adoption date. Under this transition method, the Company began recognizing stock-based compensation expense July 1, 2006 based on the grant date fair value of stock option awards granted or modified after July 1, 2006. Prior to and during fiscal 2006, the Company categorized options into two classes. Class One includes all options granted with four-year vesting and no ability to exercise prior to vesting. Class Two includes options granted with four-year vesting but allow for early exercisability. The Company discontinued granting Class Two options as of June 30, 2007. The Company recognizes stock-based compensation expense for both Class One and Class Two on a straight-line basis over the options’ expected vesting terms, generally four years. The Company estimated the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model with the following assumptions:

		Six Months Ended
	Six Months Ended	December 31, 2006
	December 31, 2007	Class One	Class Two
Expected life of option plan	6.08 years	6.08 years	4.0 years
Expected life of Employee Stock Purchase Plan (ESPP)	0.50 years	—	—
Risk-free interest rate range for option plan	3.79-4.50%	4.6 - 4.8%	4.6 - 4.8%
Risk-free interest rate for ESPP	3.46%	—	—
Volatility for option plan	62%	68 - 71%	55%
Volatility for ESPP	47%	—	—
Dividend yield	0%	0%	0%
          During the six month periods ended December 31, 2007 and 2006, the Company recorded non-cash stock-based compensation expense of $2.8 million and $1.5 million under SFAS 123(R), respectively. During the three months ended December 31, 2007 and 2006 the Company recorded non-cash stock-based compensation expense of $1.7 million and $0.6 million, respectively. The income tax benefit associated with stock-based compensation expense for the three month and six month periods ended December 31, 2007 were $0.3 million and $0.5 million, respectively, as compared to $0.1 million and $0.3 million for the three and six month periods ended December 31, 2006.
          SFAS 123(R) requires that compensation expense be recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. The estimated forfeiture rate for the six months ended December 31, 2007 and 2006 was 9.9% and 12.5%, respectively. As of December 31, 2007, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $24.8 million, net of estimated forfeitures of $6.6 million. This cost will be amortized on a straight-line basis over a weighted-average vesting period of approximately four years.
9. Stock Option Plan
     In January 1997, the Board of Directors and shareholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price. There were no repurchases of unvested shares in the six months ended December 31, 2007 and 2006. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.
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
     Class Two options granted to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of December 31, 2007 and June 30, 2007, there were 421,304 and 767,612 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $172,000 and $292,000, respectively, of related recorded liability, which is included in accrued liabilities.
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

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

		Shares	Weighted-
	Shares	Subject to	Average
	Available	Options	Exercise
	for Grant	Outstanding	Price
	(Amounts in thousands, except per share amounts)
Outstanding — June 30, 2007	4,504	4,626	$4.57
Termination of remaining shares available for grant under the 1997 Option Plan	(1,076)	—	—
Options granted — (weighted average fair value of $8.90 per share)	(2,384)	2,384	14.65
Options exercised	—	(135)	0.86
Options canceled	167	(167)	8.73

Outstanding — December 31, 2007	1,211	6,708	$8.12

Options exercisable at December 31, 2007		2,254	$1.29

The total pre-tax intrinsic value for options exercised in the six months ended December 31, 2007 and 2006 was $1.8 million and $1.4 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. The weighted average fair value of options granted for the six months ended December 31, 2006 was $5.02 per share. The total fair value of options vested during the six month periods ended December 31, 2007 and 2006 was $5.2 million and $3.1 million, respectively. There were 1,076,000 unissued options that expired under the 1997 Option Plan upon the termination of that plan. These unissued, expired options have been included in the option activity for the six month period ended December 31, 2007.
     The following table summarizes information about outstanding and exercisable options at December 31, 2007:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise	Options	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life (Years)	Price	Value
	(Amounts in thousands, except per share data)
$0.10 — 0.30	680	5.72	$0.21
$0.40 — 0.80	928	7.64	$0.53
$1.00 — 3.20	1,197	8.20	$2.37
$3.60 — 10.50	319	8.86	$8.23
$11.30	717	9.28	$11.30
$11.40 — 13.44	699	9.44	$11.71
$13.73	656	9.65	$13.73
$14.61	850	9.91	$14.61
$15.38 — 15.41	375	9.88	$15.40
$17.00	287	9.77	$17.00

Total Outstanding	6,708	8.67	$8.12	$39,263

Exercisable	2,254	7.19	$1.29	$28,579
Vested and expected to vest	5,561	7.75	$8.49	$36,129
10. Employee Stock Purchase Plan
On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of Company stock at a discount through payroll deductions. The ESPP consists of six-month offering periods, the first period commencing on November 1, 2007 and ending on or prior to April 30, 2008. Employees purchase shares in the purchase period at 90% of the market value of our common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower. As of December 31, 2007, no shares had been issued under the ESPP and 500,000 shares had been reserved for future issuance.

11. Commitments and Contingencies
Leases — The Company leases its facilities under noncancelable operating leases which expire by June 2010. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. On October 1, 2005, the Company renegotiated the lease on its primary facility and increased the square footage under lease. In May 2007, the Company executed a new lease for its existing headquarters facility that extends until October 2009 and provides for minimum monthly base rent payments of $118,000 for the period from October 2007 to October 2008, and $124,000 for the period from October 2008 to October 2009. In addition, in May 2007 the Company executed a two-year lease for additional operational space at another location near its headquarters that terminates in September 2009 and provides for minimum monthly base rent payments of approximately $5,000. Additionally, in December 2007 the Company entered into a new lease for its UK subsidiary that extends until March 2008.
     Future minimum lease payments under the noncancelable leases as of December 31, 2007, are as follows (in thousands):

Years Ending June 30,
2008 (remaining 6 months)	$786
2009	1,590
2010	571

$2,947

     Lease obligations for the Company’s foreign offices are cited in foreign currencies, which were converted herein to U.S. dollars at the interbank exchange rate on December 31, 2007.
     Rent expense for the three months ended December 31, 2007 and 2006 was $472,000 and $200,000 respectively, and $697,000 and $383,000 for six months ended December 31, 2007 and 2006, respectively.
     Purchase commitments — As of December 31, 2007 and June 30, 2007, the Company had non-cancelable purchase commitments with contract manufacturers totaling approximately $19.3 million and $11.9 million, respectively, for finished goods.
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
     This litigation is causing the Company to incur significant expenses and costs. Negative developments with respect to the lawsuit could cause the Company’s stock price to decline, and an unfavorable resolution of this lawsuit could have an adverse and possibly material effect on the Company’s business and results of operations. If the Company does not prevail, it may be required to pay substantial damages, an injunction may be entered against the Company that prevents it from manufacturing, using, selling and importing its products; and a license to continue selling its products may not be available at all or may require the Company to pay substantial ongoing royalties and comply with unfavorable terms, any of which could materially harm the Company’s business. Even if the Company were to prevail, this litigation could be costly and time-consuming, divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential enterprise customers from purchasing the Company’s products. Management believes it has meritorious defenses to Mitel’s claims and intends to vigorously defend the lawsuit against the Company, as well as vigorously pursue its countersuits against Mitel.

     The Company is a party to the following lawsuits that were filed after its preliminary earnings announcement on January 7, 2008:
     U.S. Federal Court litigation. On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against ShoreTel, certain of its officers and directors, and the underwriters of its initial public offering. On January 29, 2007 a second purported stockholder class action captioned Kelley v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against ShoreTel, certain of its officers and directors, and the underwriters of its initial public offering. Both complaints purport to bring suit on behalf of those who purchased the Company’s common stock pursuant to the Company’s initial public offering on July 3, 2007. Both complaints purport to allege claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. Management expects these and any later-filed complaints alleging similar claims to be consolidated into a single action. ShoreTel believes that it has meritorious defenses to these lawsuits and intends to defend the litigation vigorously.
     California State Court derivative action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief arising out of the Company’s initial public offering on July 3, 2007. This action is in its early stages and management is evaluating this lawsuit. It is not possible to quantify the extent of the Company’s potential liability, if any.
     Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products.
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
12. Segment Information
     SFAS No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of IP voice communication systems. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance and allocating resources. The Company has operations in North America, Asia Pacific and Europe; however, the portion of revenues that International operations contribute is less than 10% of consolidated revenues. As such, it does not meet the requirement under SFAS 131 to be reported as a separate segment. Revenue is attributed by geographic location based on the location of the billing address of the channel partner or enterprise customer if sold directly to the enterprise customer. The Company’s assets are primarily located in the United States of America and not allocated to any specific region.
     The following presents total revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
North America	$28,790	$21,610	$59,702	$41,820
International	1,771	870	2,834	1,075

Total	$30,561	$22,480	$62,536	$42,895

13. Subsequent Events
In January 2008, the Company entered into an agreement with a third party software vendor to acquire non-exclusive license rights to software that will be incorporated into the Company’s products, for total consideration of $4.25 million. Under the agreement, an initial payment of $2.25 million was made in January 2008. Additionally, milestone payments aggregating $1.6 million are required over an estimated period of 12 months, along with $0.4 million to be paid in twenty equal monthly installments commencing in January 2009 through August 2010.
On February 6, 2008, the Company’s Board of Directors approved an increase to the number of shares authorized and reserved for issuance under the 2007 Equity Incentive Plan and Employee Stock Purchase Plan by 2.1 million and 0.4 million shares, respectively, pursuant to the terms of those plans.
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
Overview
     We are a leading provider of Pure IP communications systems for enterprises. Our solution is comprised of our ShoreGear switches, ShorePhone IP phones and ShoreWare software applications. We were founded in September 1996 and shipped our first system in 1998. We have continued to develop and enhance our product line since that time. We currently offer eleven models of our switches and ten models of our IP phones.
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
     We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Spain, Australia and Hong Kong. While we expanded our operations to Europe in 2005 and to the Asia Pacific region in 2006, most of our enterprise customers are located in the United States. Revenue from international sales was less than 7% of our total revenue for the three months ended December 31, 2007 and 2006, respectively. Revenue from international sales was less than 5% of our total revenue for the six months ended December 31, 2007 and 2006, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.
     We have experienced significant growth in recent years, with our total revenue growing to $30.6 million in the three months ended December 31, 2007 from $22.5 million in the same period of 2006. For the six months ended December 31, 2007 revenues grew to $62.5 million from $42.9 million in the same period of 2006. This growth in revenue has largely been driven by increased demand for IP telecommunications systems from new enterprise customers, as well as sales of additional products to our installed enterprise customer base. Our operating expenses have also increased significantly to $19.5 million and $37.8 million for the three months and six months ended December 31, 2007, respectively, from $12.6 million and $24.0 million for the same periods of 2006. This growth in operating expenses has primarily been driven by our growth in headcount, to 325 employees at December 31, 2007 as compared with 223 employees at December 31, 2006 as well as the adoption of FAS123(R) which resulted in a significant increase in stock-based compensation expense. We expect to continue to add personnel in most functional areas.
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
     Deferred revenue. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at December 31, 2007 was $16.8 million, consisting of $2.8 million of deferred product revenue and $14.0 million of deferred support and services revenues, of which $12.3 million is expected to be recognized within one year.
     Gross margin. Our gross margin for products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system prices. We have been able to increase our product gross margin by reducing hardware costs through product redesign and volume discount pricing from our suppliers. We have also introduced new, lower cost hardware following these introductions, which has continued to improve our product gross margin. In general, product gross margin on our switches is greater than product gross margin on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross margins and increasing our profitability.
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
     Operating expense management. Our operating costs have been increasing significantly over the past several years due to growth in the company and the need to invest in the business. Because of the additional expenses we incur related to the growth of our general and administrative function as a result of becoming a public company, together with our litigation-related expenses, our operating expenses will likely continue to grow significantly. Our operating expenses are comprised primarily of compensation and benefits for our employees and, therefore, the increase in operating expenses has been primarily related to increases in our headcount. We intend to expand our workforce to support our anticipated growth, and therefore our ability to forecast revenue is critical to managing our operating expenses and profitability.
Basis of Presentation
     Revenue. We derive our revenue from sales of our IP telecommunications systems and related support and services. Our typical system includes a combination of IP phones, switches and software applications. Channel partners buy our products directly from us. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction metrics, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue accounted for 86% and 87% of our total revenue for the three months and six months ended December 31, 2007 and 88% and 89%, respectively, for the same periods in 2006.
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
     Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We are devoting substantial resources to the development of additional functionality for existing products and the development of new products and related software applications. We intend to continue to make investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase in absolute dollars.
     Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, advertising, trade shows, professional services fees and facilities expenses. We plan to continue to invest in development of our distribution channel by increasing the number of our channel partners to enable us to expand into new geographies, including Europe and Asia Pacific, and further increase our sales to large enterprises. In conjunction with channel growth, we plan to continue to invest in our training and support of channel partners to enable them to more effectively sell our products. We also plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category.
     General and administrative expenses. General and administrative expenses relate to our executive, finance, human resources, legal and information technology organizations. Expenses primarily include personnel costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense, software amortization costs, depreciation expense and facilities expenses. We expect that we will continue to incur significant additional accounting, legal and compliance costs, including costs to comply with Sarbanes-Oxley 404 as well as additional insurance, investor relations and other costs associated with being a public company. We also expect to continue to incur additional general and administrative expenses related to our litigation with Mitel and securities lawsuits. In addition, as we expand our business, we expect to increase our general and administrative expenses.
In May 2007, we entered into a new lease for our existing headquarters facility that extends until October 2009. In addition, in May 2007, we executed a new two-year lease for additional operational space in another location near our corporate headquarters that expires in September 2009. In addition, in March 2007, we executed a new three-year lease for our Australian subsidiary that expires in June 2010. As a result of these new leases, our operating lease obligations have increased significantly beginning in the fourth quarter of fiscal 2007. Additionally, in December 2007 we entered into a new lease for our UK subsidiary that extends until March 2008.
     Other income (loss). Other income primarily consists of interest earned on cash balances and the change in fair value of preferred stock warrants.
     Income tax provision. Income tax provision includes federal, state and foreign tax on our income. From inception through 2005 we accumulated substantial net operating loss and tax credit carryforwards. We fully reserved the deferred tax asset from these losses and tax credits on our financial statements. We were profitable in the six month periods ending December 31, 2007 and December 31, 2006 and had an effective tax rate of approximately 6% and 8%, respectively, as a result of utilizing portions of the deferred tax asset and reducing the related valuation allowance.
Critical Accounting Policies and Estimates
     We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to allow for doubtful accounts, the calculation of stock-based compensation expense, and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that with the exception of the adoption of FIN 48, Accounting for Uncertainty of Income Taxes — an interpretation of FASB Statement No. 109, effective July 1, 2007, there have been no significant changes during the six months ended December 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2007 Annual Report on Form 10-K.
Results of Operations
     The following table sets forth selected consolidated statements of income data for the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue:
Product	$26,257	$19,864	$54,382	$38,331
Support and services	4,304	2,616	8,154	4,564

Total revenue	30,561	22,480	62,536	42,895
Cost of revenue:
Product(1)	8,724	6,767	18,128	13,274
Support and services(1)	2,180	1,595	4,339	3,040

Total cost of revenue	10,904	8,362	22,467	16,314

Gross profit	19,657	14,118	40,069	26,581
Operating expenses:
Research and development(1)	6,257	4,051	12,464	7,168
Sales and marketing(1)	8,804	5,755	17,126	11,432
General and administrative(1)	4,478	2,837	8,201	5,410

Total operating expenses	19,539	12,643	37,791	24,010

Operating income	118	1,475	2,278	2,571
Other income (expense) — net	1,197	(395)	2,400	(238)

Income before (provision for) benefit from income tax	1,315	1,080	4,678	2,333
(Provision for) benefit from income taxes	522	22	(284)	(185)

Net income	$1,837	$1,102	$4,394	$2,148

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of product revenue	$17	$3	$25	$4
Cost of support and services revenue	130	24	188	29
Research and development	492	82	746	99
Sales and marketing	572	111	1,023	208
General and administrative	502	415	796	1,117

Total stock-based compensation expense	$1,713	$635	$2,778	$1,457

     The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenue:
Product	86%	88%	87%	89%
Support and services	14%	12%	13%	11%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	29%	30%	29%	31%
Support and services	7%	7%	7%	7%

Total cost of revenue	36%	37%	36%	38%

Gross profit	64%	63%	64%	62%
Operating expenses:
Research and development	20%	18%	20%	17%
Sales and marketing	29%	26%	27%	27%
General and administrative	15%	12%	13%	12%

Total operating expenses	64%	56%	60%	56%

Operating income	0%	7%	4%	6%
Other income (expense), net	4%	(2%)	4%	(1%)

Income before (provision for) benefit from income tax	4%	5%	8%	5%
(Provision for) benefit from income taxes	2%	—	(1%)	—

Net income	6%	5%	7%	5%

     Revenue. Total revenue was $30.6 million in the three month period ended December 31, 2007, an increase of $8.1 million, or 36%, from $22.5 million in the three month period ended December 31, 2006. This increase was primarily attributable to increased sales of our products and services including a significant increase in unit volumes of IP phones, switches and user licenses as well as a small increase in average selling price of IP phones. Product revenue was $26.3 million in the three month period ended December 31, 2007, an increase of $6.4 million, or 32%, from $19.9 million in the three month period ended December 31, 2006. Support and services revenue was $4.3 million in the three month period ended December 31, 2007, an increase of $1.7 million, or 65%, from $2.6 million in the three month period ended December 31, 2006, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training, professional services and installation services.
     Total revenue was $62.5 million in the six month period ended December 31, 2007, an increase of $19.6 million, or 46%, from $42.9 million in the six month period ended December 31, 2006. This increase was primarily attributable to increased sales of our products and services including a significant increase in unit volumes of IP phones, switches and user licenses as well as a small increase in average selling price of IP phones. Product revenue was $54.4 million in the six month period ended December 31, 2007, an increase of $16.1 million, or 42%, from $38.3 million in the six month period ended December 31, 2006. Support and services revenue was $8.1 million in the six month period ended December 31, 2007, an increase of $3.5 million, or 76%, from $4.6 million in the six month period ended December 31, 2006, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training, professional services and installation services.
     Gross margin. Total gross margin increased to 64% in the three month period ended December 31, 2007 from 63% in the three month period ended December 31, 2006. Product gross margin increased to 67% in the three month period ended December 31, 2007 from 66% in the three month period ended December 31, 2006. The increase in product gross margin was due to an improved mix of hardware and software products and improved margins on the hardware products in this mix over the comparable hardware products sold in the same period of the prior year. Support and services gross margin increased to 49% in the three month period ended December 31, 2007 from 39% in the three month period ended December 31, 2006. The increase in support and services gross margin was due to support and service revenue increasing by 65% and service costs only increasing 37%, compared to the same period in 2006. Compensation for support and services employees, the largest category of support and service costs, increased 20% over the same period in 2006, as headcount increased to 46 employees at December 31, 2007 from 36 employees at December 31, 2006.
Total gross margin increased to 64% in the six month period ended December 31, 2007 from 62% in the six month period ended December 31, 2006. Product gross margin increased to 67% in the six month period ended December 31, 2007 from 65% in the six month period ended December 31, 2006. The increase in product gross margin was due to an improved mix of hardware and software products and improved margins on the hardware products in this mix over the comparable hardware products sold in the same period of the prior year. Support and services gross margin increased to 47% in the six month period ended December 31, 2007 from 33% in the six month period ended December 31, 2006. The increase in support and services gross margin was due to support and service revenue increasing by 79% and service costs only increasing 43%, compared to the same period in 2006. Compensation for support and services employees, the largest category of support and service costs, increased 22% over the same period in 2006, as headcount increased from 36 employees at December 31, 2006 to 46 employees at December 31, 2007.
     Research and development. Research and development expenses increased $2.2 million, or 54%, to $6.3 million in the three month period ended December 31, 2007 from $4.1 million in the three month period ended December 31, 2006. These expenses represented 20% and 18% of total revenue, respectively, in those periods. Compensation, including stock based compensation, for research and development employees accounted for $1.1 million of the increase, primarily as a result of a large increase in headcount to 103 employees at December 31, 2007, from 69 employees at December 31, 2006. Non-recurring engineering, beta program fees and facilities expense accounted for $553,000, $202,000 and $238,000, respectively, of the increase.
Research and development expenses increased $5.3 million, or 74%, to $12.5 million in the six month period ended December 31, 2007 from $7.2 million in the six month period ended December 31, 2006. These expenses represented 20% and 17% of total revenue, respectively, in those periods. Compensation, including stock based compensation, for research and development employees accounted for $3.2 million of the increase, primarily as a result of a large increase in headcount to 103 employees at December 31, 2007, from 69 employees at December 31, 2006. Non-recurring engineering, facilities expense, and beta program fees accounted for $1.1 million, $400,000 and $330,000, respectively, of the increase. The remainder of the increase was primarily attributable to various expenses increasing including depreciation, outside services and travel.
     Sales and marketing. Sales and marketing expenses were $8.8 million in the three month period ended December 31, 2007, an increase of $3.0 million, or 52%, from $5.8 million in the three month period ended December 31, 2006. These expenses represented 29% and 26% of total revenue, respectively, in those years. Compensation, including stock based compensation for sales and marketing employees represented $1.9 million of this increase, primarily as a result of an increase in headcount, to 120 employees at December 31, 2007 from 83 employees at December 31, 2006. Additionally, travel, industry research costs, and marketing shows and events accounted for $229,000, $122,000 and $122,000, respectively, of the increase. The remainder of the increase was attributable to various expenses increasing including public relations, recruiting, consulting and temporary help, facilities expense, marketing cooperative advertising, postage and courier and channel marketing expenses.
Sales and marketing expenses were $17.1 million in the six month period ended December 31, 2007, an increase of $5.7 million, or 50%, from $11.4 million in the six month period ended December 31, 2006. These expenses represented 27% and 27% of total revenue, respectively, in those years. Compensation, including stock based compensation for sales and marketing employees represented $3.6 million of this increase, primarily as a result of an increase in headcount, to 120 employees at December 31, 2007 from 83 employees at December 31, 2006. Additionally, travel, marketing shows and events, consulting and temporary labor costs accounted for $557,000, $271,000 and $223,000 respectively, of the increase. The remainder of the increase was primarily attributable to various expenses increasing including facilities expense, recruiting, public relations, marketing cooperative advertising, lead generation, industry research costs and channel marketing expenses..
     General and administrative. General and administrative expenses were $4.5 million in the three month period ended December 31, 2007, an increase of $1.7 million, or 61%, from $2.8 million in the three month period ended December 31, 2006. These expenses represented 15% and 12% of total revenue, respectively, in those years. Compensation for general and administrative employees accounted for $651,000 of the increase, primarily as a result of an increase in headcount, to 39 employees at December 31, 2007 from 22 employees at December 31, 2006. Legal, outside services and office rent accounted for $590,000, $301,000 and $252,000, respectively, of the increase.
General and administrative expenses were $8.2 million in the six month period ended December 31, 2007, an increase of $2.8 million, or 52%, from $5.4 million in the six month period ended December 31, 2006. These expenses represented 13% and 12% of total revenue, respectively, in those years. Compensation for general and administrative employees accounted for $1.0 million of the increase, primarily as a result of an increase in headcount, to 39 employees at December 31, 2007 from 22 employees at December 31, 2006. General and administrative compensation expense in the six month period ended December 31, 2006 included $1.1 million of stock-based compensation expense, most of which is associated with an outstanding option granted prior to the adoption of SFAS 123(R) that was subject to variable accounting. Variable accounting on this outstanding option ceased in March 2007 upon the repayment of the related note receivable in exchange for the surrender of shares of our common stock having a value equal to the amounts outstanding under the note. Legal, consulting and temporary help, outside services, and travel accounted for $663,000, $309,000, $262,000 and $230,000, respectively, of the increase. The remainder of the increase was primarily attributable to various expenses including insurance, depreciation and facilities expense.
     Other income (expense). Other income was $1.2 million in the three month period ended December 31, 2007, an increase of $1.6 million, from an expense of $395,000 in the three month period ended December 31, 2006. The increase was due primarily to interest income of $1.3 million associated with significantly higher average cash, cash equivalents and short-term investment balance resulting from raising $77.4 million net cash proceeds from our initial public offering in early July 2007. Further, for the three months ended December 2006 there was an expense of $579,000 associated with the increase in fair value of preferred stock warrants issued in 2001 and 2003 in conjunction with a line of credit.
     Other income (expense) was $2.4 million in the six month period ended December 31, 2007, an increase of $2.6 million, from an expense of $238,000 in the six month period ended December 31, 2006. The increase was due primarily to interest income of $2.4 million associated with significantly higher average cash, cash equivalents and short-term investment balance resulting from raising $77.4 million net cash proceeds from our initial public offering in early July 2007. Further, for the six months ended December 2006 there was an expense of $579,000 associated with the increase in fair value of preferred stock warrants issued in 2001 and 2003 in conjunction with a line of credit.
     Income tax provision. The (provision for) benefit from income taxes was $522,000 and ($284,000) for the three and six months ended December 31, 2007, respectively, and $22,000 and ($185,000) for the same periods in 2006, respectively. These amounts are based on the estimated effective tax rates for the respective fiscal years including the impact of the change in valuation allowance associated with the utilization of net operating loss and tax credit carryforwards. The decrease in the estimated annual effective tax for fiscal 2008 reflects the effect of the expected use in fiscal 2008 of net operating loss and tax credit carryforwards based on the Company’s reduction in its annual income projection.

Liquidity and Capital Resources
Balance Sheet and Cash Flows
     Cash and Cash Equivalents and Investments
     The following table summarizes our cash and cash equivalents and investments (in thousand):

	December 31,	June 30,
	2007	2007	Increase

Cash and cash equivalents	$86,724	$17,326	$69,398
Short-term investments	18,680	—	18,680

Total	$105,404	$17,326	$88,078

     As of December 31, 2007, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $105.4 million and accounts receivable net of $20.4 million. On July 9, 2007, we closed our initial public offering of 9,085,000 shares of common stock at a price of $9.50 per share, resulting in net proceeds to us of approximately $77.4 million after deducting underwriting discounts and payment of other offering costs.
     Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.
     We believe that our $105.4 million of cash and cash equivalents and short-term investments at December 31, 2007, together with cash flows from our operations will be sufficient to fund our operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended December 31,
	2007	2006
	(In thousands)
Cash provided by operating activities	$8,779	$3,268
Cash used in investing activities	(19,762)	(417)
Cash provided by financing activities	80,381	133
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
Net cash provided by operating activities was $8.8 million and $3.3 million in the six month period ended December 31, 2007 and 2006, respectively. Net income during the six months ended December 31, 2007 and 2006 included non-cash charges of $2.8 million and $1.5 million in stock-based compensation expense, respectively, and $722,000 and $426,000 in depreciation and amortization of fixed assets, respectively.

Cash provided by operating activities during the six months ended December 31, 2007 also reflect net changes in operating assets and liabilities, which provided $1.1 million, consisting primarily of increases in accrued liabilities and other of $1.3 million and deferred revenue of $2.8 million, partially offset by a decrease in account payable of $1.4 million and an increase in accounts receivable and inventories by $865,000 and $726,000, respectively.
Cash provided by operating activities during the six months ended December 31, 2006 reflect net changes in operating assets and liabilities, which used cash totaling $1.3 million, consisting primarily of an increase in accounts receivables and prepaid assets of $4.2 million and $1.1 million, respectively, which was partially offset by increases in accrued liabilities and other of $1 million and deferred revenue of $2.8 million, respectively.
   Cash flows from investing activities
We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact to our overall liquidity.
Net cash used in investing activities was $19.8 million and $417,000 in the first six months of fiscal 2007 and 2006, respectively. Net cash used in investing activities in the first six months of 2007 was primarily related to the investments made in corporate notes and bonds and in 2006 was primarily for capital expenditures, primarily related to manufacturing tooling for the production of our hardware products, computer equipment for our research and development lab and to support our growth in headcount.
   Cash flows from financing activities
Net cash provided by financing activities was $80.4 million and $133,000 in the six months ended December 31, 2007 and 2006, respectively. In the first six months of fiscal 2008, we generated proceeds of $80.3 million from our initial public offering prior to payment of other offering costs. Additionally, $116,000 and $122,000 was generated from the exercise of common stock options in the six months ended December 31, 2007 and 2006, respectively.
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
Contractual obligations and commitments
The following table summarizes our contractual obligations at December 31, 2007 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
		Less than	1-3	4-5	5 years and
	Total	1 year	years	years	after

Operating lease obligations	$2,947	$1,572	$1,375	$—	$—
Non-cancelable purchase commitments for finished goods	19,300	19,300	—	—	—

Total contractual obligations	$22,247	$20,872	$1,375	$—	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward exchange contracts outstanding as of December 31, 2007.
Interest Rate Risk
We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). The unrealized gains and losses were immaterial for the three and six months ended December 31, 2007. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.
The following table presents the hypothetical change in fair values in the financial instruments we held at December 31, 2007 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75 and 50 basis points (BPS).

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100BPS	-75 BPS	-50BPS	50 BPS	75 BPS	100 BPS
Total Fair Market Value	$18,757	$18,738	$18,718	$18,641	$18,621	$18,602
Percent Change in Fair Value	0.41%	0.31%	0.21%	(0.21)%	(0.31)%	(0.41)%
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
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There were no material developments in our legal proceedings with Mitel during the quarter ended December 31, 2007.
     We are a party to the following lawsuits that were filed after our earnings announcement on January 7, 2008:
     U.S. Federal Court litigation. On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against ShoreTel, certain of its officers and directors, and the underwriters of its initial public offering. On January 29, 2007 a second purported stockholder class action captioned Kelley v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against ShoreTel, certain of its officers and directors, and the underwriters of its initial public offering. Both complaints purport to bring suit on behalf of those who purchased our common stock pursuant to our initial public offering on July 3, 2007. Both complaints purport to allege claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. We expect these and any later-filed complaints alleging similar claims to be consolidated into a single action. ShoreTel believes that it has meritorious defenses to these lawsuits and intends to defend the litigation vigorously.
     California State Court derivative action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against ShoreTel, Inc. (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief arising out of our initial public offering on July 3, 2007 and are based on essentially the same allegations as the class actions. This action is in its early stages and we are evaluating this lawsuit. It is not possible for us to quantify the extent of our potential liability, if any.
     Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling our products and dissuade potential customers from purchasing our products.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
Our operating results may fluctuate in the future, which could cause our stock price to decline.
Our historical revenues and operating results have varied from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. For example, in response to our announcement regarding our financial results for the quarter ended December 31, 2007, our stock price declined substantially. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:
•	the purchasing and budgeting cycles of enterprise customers;

•	the timing and volume of shipments of our products during a quarter, particularly as we have recently begun to experience an increased level of sales occurring towards the end of a quarter;

•	delays in purchasing decisions by our customers from one quarter to the next, or later;

•	adverse conditions specific to the IP telecommunications market, including decreased demand due to overall economic conditions or reduced discretionary spending by enterprises, rates of adoption of IP telecommunications systems and introduction of new standards;

•	the timing and success of new product introductions by us or our competitors;

•	the timing of recognition of revenue from sales to our customers;

•	changes in our or our competitors’ pricing policies or sales terms;

•	changes in the mix of our products and services sold during a particular period;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party manufacturing costs and costs of components;

•	our ability to obtain sufficient supplies of components;

•	our ability to maintain sufficient production volumes for our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R);

•	publicly-announced litigation, such as the lawsuit by Mitel or stockholder litigation, and the impact of such litigation on our sales;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	changes in domestic and international regulatory environments affecting the Internet and telecommunications industries;

•	seasonality in our target markets; and

•	general economic conditions or economic recession.
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
     While we have been profitable in recent periods, we had an accumulated deficit of $80.4 million as of December 31, 2007. This accumulated deficit is attributable to net losses incurred from our inception in September 1996 through the end of the third quarter of fiscal 2005. We may not succeed in maintaining or increasing our profitability and could incur losses in future periods. We expect to incur significant additional operating expenses associated with being a public company. We also expect that our operating expenses, including recognition of stock-based compensation, will continue to increase in all areas as we seek to grow our business. If our gross profit does not increase to offset these expected increases in operating expenses, our operating results will be negatively affected. You should not consider our recent growth rates in terms of revenue and net income as indicative of our future growth. Accordingly we cannot assure you that we will be able to maintain or increase our profitability in the future.

Our business could be harmed by adverse economic conditions in our target markets or reduced spending on information technology and telecommunication products.
     Our business depends on the overall demand for information technology, and in particular for telecommunications systems. The market we serve is emerging and the purchase of our products involves significant upfront expenditures. In addition, the purchase of our products can be discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions in our target markets, or a reduction in information technology or telecommunications spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and reduced unit sales. For example, we estimate that 16% of our sales in the quarter ended December 31, 2007 were derived from the financial services market, which is experiencing a downturn related to the sub-prime mortgage market defaults.
The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are.
     The market for IP telecommunications and other telecommunications systems is extremely competitive. Our competitors include companies that offer IP systems, such as Cisco Systems, Inc. and 3Com Corporation, and that offer hybrid systems, such as Alcatel-Lucent, Avaya, Inc., Inter-Tel Incorporated, Mitel Networks Corporation (which recently acquired Inter-Tel Incorporated) and Nortel Networks Corporation who is cooperating with Microsoft to enter the unified communications market. Several of the companies that offer hybrid systems are beginning to also offer IP telecommunications systems. Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources. We could also face competition from new market entrants, whether from new ventures or from established companies moving in to the market. These competitors have various other advantages over us, including:
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
     The convergence of voice and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications market and offer products that compete with our systems, commonly referred to as Unified Communications. Competition from these potential market entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation has recently announced its unified communications product roadmap. This includes its recently introduced “Office Communicator 2007,” which Microsoft stated will allow end users to control communications, including voice over IP, through the Office Communicator application on their PC, which we expect will provide functionality similar to that offered by our Personal Call Manager application. Microsoft has also introduced “Office Communications Server 2007,” a product that offers competing unified messaging capabilities. Microsoft has also developed an IP phone and has licensed the rights to produce such phones to third parties. In addition, Microsoft has also entered into alliances with several of our competitors, and in July 2006 announced an extensive relationship with Nortel for the production of IP-based communications equipment that will be integrated with the Microsoft systems and Office Communicator. Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this market.
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
If the emerging market for enterprise IP telecommunications systems does not fully develop or is delayed due to an economic slowdowns , our future business would be harmed.
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
We rely on third-party resellers to sell our products, and disruptions to, or our failure to develop and manage our distribution channels and the processes and procedures that support them could adversely affect our business.
     Approximately 96% and 95% of our total revenue in the three and six months ended December 31, 2007, respectively, was generated through indirect channel sales. These indirect sales channels consist of third-party resellers that market and sell telecommunications systems and other products and services to customers. We expect indirect channel sales will continue to generate a substantial majority of our total revenue in the future. Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of third-party resellers of telecommunications products and services. Our success in expanding our customer base to larger enterprises will depend in part on our ability to expand our channel to partners that serve those larger enterprises. In addition, we rely on these entities to provide many of the installation, implementation and support services for our products. Accordingly, our success depends in large part on the effective performance of these channel partners. By relying on channel partners, we may in some cases have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing enterprise customer requirements and respond to evolving enterprise customer needs. This difficulty could be more pronounced in international markets, where we expect that enterprise customers will purchase our systems from a channel partner that purchased through a distributor. Additionally, some of our channel partners are smaller companies that may not have the same financial resources as other of our larger channel partners, which could in some cases expose us to additional collections risk.
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
If we fail to forecast demand for our products accurately, we may have excess or insufficient inventory, which may increase our operating costs, decrease our revenues and harm our business.
     We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers and typically prior to receiving a purchase order from our customers. We therefore make significant investments before our resellers or customers are contractually obligated to purchase our products and before we know if corresponding shipment forecasts will be changed. Our resellers and customers are not contractually bound by the forecasts they provide us until they sign a purchase order, and the orders we ultimately receive often differ from original forecasts. If we underestimate demand for our products, we will have inadequate inventory, which could result in delays in shipments, loss of orders and reduced revenues. This is exacerbated by the fact that lead times for materials and components that we need can vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. On the other hand, if we overestimate demand for our products and increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory, we will face a risk of significant inventory write-downs and our expenditures for infrastructure will be depreciated across fewer units, raising our per unit costs. Our failure to forecast demand accurately on a timely basis could result in a decrease in our revenues and gross margins.
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
     We rely on sole or limited numbers of suppliers for several key components utilized in the assembly of our products. For example, we source semiconductors that are essential to the operation of our phones from separate single suppliers, and we have not identified or qualified any alternative suppliers for these components. We do not have supply agreements with our sole source suppliers, and the components for our products are typically procured by our contract manufacturers. If we lose access to these components we may not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our products or to qualify alternative suppliers. This reliance on a sole source or limited number of suppliers involves several additional risks, including:
•	supplier capacity constraints;

•	price increases;

•	purchasing lead times;

•	timely delivery ; and

•	component quality.
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
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The level of materiality can be affected by our profitability, so as profits decrease, the materiality threshold can decrease as well. As a result, if our profits decrease, we are at a greater risk of material weaknesses since formerly immaterial issues can become material at lower profitability levels. In addition, our financial reporting processes depend in part on manual processes and information technology that systems are not linked together, which exposes us to greater risk of deficiencies.
     We are in the process of taking steps intended to remedy this material weakness, and we will not be able to fully address this material weakness until these steps have been completed. If we fail to maintain the number and expertise of our staff for our accounting and finance functions, and to improve and maintain internal control over financial reporting adequate to meet the demands of a public company, including the requirements of the Sarbanes- Oxley Act, we may be unable to report our financial results accurately. If we cannot do so, our business, reputation and stock price may decline.
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
     As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, have imposed a variety of new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel are devoting a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance, and we will be required to incur substantial costs to maintain the same or similar coverage.
     In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur additional substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group. We have hired additional accounting and financial staff with public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm continues to note or identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.
     The increased costs associated with operating as a public company has decreased our net income and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

If we fail to develop and introduce new products and features in a timely manner, or if we fail to manage product transitions, we could experience decreased revenue or decreased selling prices in the future.
     Our future growth depends on our ability to develop and introduce new products successfully. Due to the complexity of the type of products we produce, there are significant technical risks that may affect our ability to introduce new products and features successfully. For example, our future success will depend in part on our ability to introduce new applications such as contact center systems, which are based on complex software, and our ability to integrate our products with other business applications, such as Microsoft Office. In addition, we must commit significant resources to developing new products and features before knowing whether our investments will result in products that are accepted by the market. The success of new products depends on many factors, including:
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
     Our future success will depend, to a significant extent, on our ability to attract, integrate and retain our key personnel, namely our management team and experienced sales and engineering personnel. We may experience difficulty assimilating our newly hired personnel, which may adversely affect our business. In addition, we must retain and motivate high quality personnel, and we must also attract and assimilate other highly qualified employees. Competition for qualified management, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. We have recently begun to experience an increase in employee turnover. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract, integrate and retain key employees, our ability to manage and grow our business could be harmed.
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
     Our success and ability to compete are substantially dependent upon our intellectual property. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, enterprise customers, strategic partners and others to protect our intellectual proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We currently have three issued patents and 14 patent applications in the United States. We also have one foreign patent application relating to one of our U.S. patents. We cannot assure you that any additional patents will be issued. Even if patents are issued, they may not adequately protect our intellectual property rights or our products against competitors, and third-parties may challenge the scope, validity and/or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.
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

     Litigation with respect to intellectual property rights in the telecommunications industries is not uncommon and can often involve patent holding companies who have little or no product revenue and against whom our own patents may provide little or no deterrence. We may also be obligated to indemnify our enterprise customers or business partners in connection with any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements. We may not be able to obtain these agreements on terms acceptable to us or at all. We may have to incur substantial cost in re-designing our products to avoid infringement claims. In addition, disputes regarding our intellectual property rights may deter distributors selling our products and dissuade potential enterprise customers from purchasing such products. As such, third-party claims with respect to intellectual property may increase our cost of goods sold or reduce the sales of our products, and may have a material and adverse effect on our business.
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
     We face certain litigation risks.
We are a party to certain lawsuits. Litigation can be lengthy, time-consuming, expensive, disruptive to normal business operations and may divert management time and resources. The results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, results of operations or financial condition. For additional information regarding the material lawsuits in which we are involved, see Item 1 “Legal Proceedings.”
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. On December 29, 2007, the lock-up and market stand off arrangements relating to our initial public offering expired. Accordingly, all of our outstanding shares are freely tradable without restriction or further registration under the federal securities laws, subject in some cases to the volume, manner of sale and other limitations under Rule 144 and 701. In addition, pursuant to our investor rights agreement, some of our early investors may require us to register their shares for public sale which could result in a substantial volume of shares being sold in a short period of time. The company may, or may not, participate in any secondary offering.
We are exposed to fluctuations in the market values of our money market funds and investments; impairment of our money market funds or investments could harm our earnings
     We maintain an investment portfolio of various holdings, types, and maturities. These securities are recorded on our Consolidated Balance Sheets at fair value. The unrealized gains or losses on these investments at December 31, 2007 were immaterial. This portfolio includes money market funds which have some exposure to asset-backed structured investment vehicles (SIVs). If the SIVs incur significant losses, we may recognize in earnings a decline in fair value of our money market funds below the cost basis when the decline is judged to be other-than-temporary.
     We also hold notes, bonds and commercial paper of various issuers. If the debt of these issuers is downgraded, the carrying value of these investments could be impaired. In addition, we could also face default risk from some of these issuers, which could also cause the carrying value to be impaired.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Public Offering of Common Stock
     The Form S-1 Registration Statement (Registration No. 333-140630) relating to our IPO was declared effective by the SEC on June 29, 2007, and the offering commenced July 3, 2007. Lehman Brothers Inc. and J.P. Morgan Securities Inc. acted as joint book-running managers for the offering, and Piper Jaffray & Co., JMP Securities LLC and Wedbush Morgan Securities Inc. acted as co-managers of the offering.
     The securities registered were 7,900,000 shares of common stock, plus 1,185,000 additional shares to cover the underwriters’ over-allotment option. On July 5, 2007, the underwriters exercised the over-allotment option as to 1,185,000 shares, all of which were sold by us. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $86,307,500 and the offering has terminated.
Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:
•	Underwriting discount — $6,041,525

•	Other expenses — approximately $2,900,000

•	Total expenses — approximately $8,900,000
     None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others. The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $77.4 million.
     We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
     Our management will retain broad discretion in the allocation and use of the net proceeds of our IPO, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offering in short-term, interest-bearing obligations, investment grade securities, certificates of deposit or direct or guaranteed obligations of the United States. The goal with respect to the investment of the net proceeds will be capital preservation and liquidity so that such funds are readily available to fund our operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2007 Annual Meeting of Stockholders on November 16, 2007. The first matter voted upon at the meeting was the election of three Class I directors to serve until the 2010 Annual Meeting of Stockholders. At the meeting, Mark F. Bregman, John W. Combs and Edward F. Thompson were elected as Class I directors, in an uncontested election, by the following vote:

Name	Shares For	Shares Withheld
Mark F. Bregman	38,222,584	176,469
John W. Combs	37,710,088	688,965
Edward F. Thompson	38,176,422	222,631
     Our board of directors consists of eight members and is divided into three classes, with each class serving staggered three-year terms. The term of the Class II directors, who are currently Edwin J. Basart and Kenneth D. Denman, will expire at the 2008 Annual Meeting of Stockholders, and the term of the Class III directors, currently Gary J. Daichendt and Charles D. Kissner, will expire at the 2009 Annual Meeting of Stockholders.

     The second matter voted upon at the meeting was the ratification of the appointment of Deloitte & Touche LLP as ShoreTel’s independent registered public accounting firm for the fiscal year ending June 30, 2008. At the meeting, the appointment of Deloitte & Touche LLP as independent accountants was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining
38,213,963	53,661	32,429
ITEM 5. OTHER INFORMATION
     Not applicable.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Date: February 12, 2008

ShoreTel, Inc.
By:	/s/ Michael E. Healy
Michael E. Healy
Chief Financial Officer

INDEX TO FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX

Exhibit
Number	Exhibit Title

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 (1)	Section 1350 Certification of Chief Executive Officer.
32.2 (1)	Section 1350 Certification of Chief Financial Officer.

(1)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.
     (b) Financial Statement Schedules.
     All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.