Form 10-Q
period 2008-03-31
ShoreTel Inc
filed 2008-05-13
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of April 30, 2008, 43,300,541 shares of the registrant’s common stock were outstanding.

SHORETEL, INC.
FORM 10-Q for the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (Unaudited)
SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31,	June 30,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,981	$17,326
Short-term investments	7,000	—
Accounts receivable, net of allowance of $544 and $320 as of March 31, 2008 and June 30, 2007, respectively	20,922	19,411
Inventories	11,328	7,057
Prepaid expenses and other current assets	4,151	3,372

Total current assets	139,382	47,166
PROPERTY AND EQUIPMENT — Net	3,646	2,933
OTHER ASSETS	2,228	2,935

TOTAL	$145,256	$53,034

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$8,214	$7,433
Accrued liabilities and other	3,778	2,807
Accrued employee compensation	4,998	3,782
Deferred revenue	13,046	10,126

Total current liabilities	30,036	24,148

LONG-TERM LIABILITIES:
Preferred stock warrant liability	—	549
Long-term deferred revenue	4,698	3,825

Total long-term liabilities	4,698	4,374

Total liabilities	34,734	28,522

COMMITMENTS AND CONTINGENCIES (Note 13)

REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized, 0 and 23,586 shares, as of March 31, 2008 and June 30, 2007, respectively; issued and outstanding 0 and 23,316 shares as of March 31, 2008 and June 30, 2007, respectively (aggregate liquidation preference of $44,250 at June 30, 2007)	—	56,341

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $.001 per share, authorized 5,000 and 0 shares as of March 31, 2008 and June 30, 2007, respectively; none issued and outstanding	—	—
Common stock, par value $.001 per share, authorized 500,000 shares as of March 31, 2008 and June 30, 2007, respectively; issued and outstanding, 43,171and 10,132 shares as of March 31, 2008 and June 30, 2007, respectively	192,787	53,206
Deferred stock compensation	(163)	(237)
Accumulated other comprehensive income	16	—
Accumulated deficit	(82,118)	(84,798)

Total shareholders’ equity (deficit)	110,522	(31,829)

TOTAL	$145,256	$53,034

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
				(As restated
				for diluted
				EPS; see
				Note 4)
REVENUE:
Product	$26,610	$23,142	$80,992	$61,473
Support and services	4,879	2,867	13,033	7,431

Total revenue	31,489	26,009	94,025	68,904
COST OF REVENUE:
Product (1)	9,322	7,997	27,450	21,271
Support and services (1)	2,649	1,813	6,988	4,853

Total cost of revenue	11,971	9,810	34,438	26,124
GROSS MARGIN	19,518	16,199	59,587	42,780

OPERATING EXPENSES:
Research and development (1)	7,064	4,282	19,528	11,450
Sales and marketing (1)	10,309	7,009	27,435	18,441
General and administrative (1)	4,909	2,973	13,110	8,383

Total operating expenses	22,282	14,264	60,073	38,274

INCOME (LOSS) FROM OPERATIONS	(2,764)	1,935	(486)	4,506
OTHER INCOME (EXPENSE):
Interest income	1,011	266	3,434	611
Increase in fair value of warrants	—	(45)	—	(624)
Other	(60)	10	(83)	6

Total other income (expense)	951	231	3,351	(7)

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	(1,813)	2,166	2,865	4,499
(PROVISION FOR) BENEFIT FROM INCOME TAXES	99	(126)	(185)	(311)

NET INCOME (LOSS)	(1,714)	2,040	2,680	4,188
ACCRETION OF PREFERRED STOCK	—	(12)	—	(38)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(1,714)	$2,028	$2,680	$4,150

Net income (loss) per common share available to common shareholders:
Basic	$(0.04)	$0.23	$0.06	$0.50

Diluted	$(0.04)	$0.05	$0.06	$0.11

Shares used in computing net income (loss) per share available to common shareholders:
Basic	42,651	8,887	42,223	8,342
Diluted	42,651	35,754	44,941	35,425

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$19	$3	$44	$7
Cost of support and services revenue	164	26	352	55
Research and development	602	91	1,348	190
Sales and marketing	690	123	1,713	331
General and administrative	690	353	1,486	1,470

Total stock-based compensation expense	$2,165	$596	$4,943	$2,053

See Notes to Condensed Consolidated Financial Statements.

SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2008	2007
		(As restated; see Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,680	$4,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,181	651
Accretion of discount on investments	(216)	—
Stock compensation expense	4,943	2,053
Loss on disposal of property and equipment	192	31
Provision for doubtful accounts receivable	266	127
Change in fair value of warrants	—	624
Recovery from settlement of note receivable	—	(191)
Changes in assets and liabilities:
Accounts receivable	(1,777)	(7,438)
Inventories	(4,271)	(2,127)
Prepaid expenses and other current assets	(779)	(1,327)
Other assets	(2,159)	(86)
Accounts payable	677	3,245
Accrued liabilities and other	1,135	398
Accrued employee compensation	1,216	82
Deferred revenue	3,793	5,398

Net cash provided by operating activities	6,881	5,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,049)	(1,106)
Purchases of investments	(19,569)	—
Proceeds from maturities of investments	12,801	—

Net cash used in investing activities	(8,817)	(1,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	80,265	—
Repayment of capital leases	—	(1)
Exercise of common stock options (including proceeds from unvested shares)	326	534
Repayment of shareholder notes issued in connection with stock option exercises	—	12
Deferred initial public offering costs included in other assets	—	(589)

Net cash provided by (used in) financing activities	80,591	(44)

NET INCREASE IN CASH AND CASH EQUIVALENTS	78,655	4,478
CASH AND CASH EQUIVALENTS — Beginning of period	17,326	12,333

CASH AND CASH EQUIVALENTS — End of period	$95,981	$16,811

NONCASH INVESTING AND FINANCING ACTIVITIES:

Conversion of redeemable convertible preferred stock to common stock	$56,341	$—
Reclassification of initial public offering costs from other assets to common stock	$2,866	$—
Deferred initial public offering costs included in period-end accounts payable	$—	$535
Reclassification of preferred stock warrant liability to common stock	$549	$—
Vesting of accrued early exercised stock options	$164	$157
Purchase of property and equipment included in period-end accounts payable	$37	$349
Surrender of common stock for settlement of notes receivable	$—	$536
Accretion of preferred stock	$—	$38
Preferred stock warrants reclassified to liabilities	$—	$41
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
2. Basis of Presentation and Significant Accounting Policies
          The accompanying financial data as of March 31, 2008 and for the three months and nine months ended March 31, 2008 and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
          In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2008 results of operations for the three and nine months ended March 31, 2008 and 2007, and cash flows for the nine months ended March 31, 2008 and 2007, as applicable, have been made. The results of operations for the three months and nine months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Computation of Net Income (loss) per Share
          Basic net income (loss) per common share available to common shareholders is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares available to common shareholders during the period. Diluted net income per common share available to common shareholders is determined by dividing net income available to common shareholders by the weighted average number of common shares available to common shareholders used in the basic net income (loss) per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. In addition, both the numerator and denominator used in calculating diluted net income per share available to common shareholders are adjusted, as necessary, for purposes of determining the potential impact of the Company’s outstanding preferred stock warrants, in accordance with EITF Topic D-72. Potentially dilutive securities were not included in the computation of dilutive net loss per share for the three months ended March 31, 2008, because to do so would have been anti-dilutive.
Cash and Cash Equivalents
          The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Investments
          The Company’s short-term investments are comprised of corporate notes and bonds. These investments are held in the custody of a major financial institution. The specific identification method is used to determine the cost basis of fixed income securities disposed of. At March 31, 2008, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments were not material at March 31, 2008.
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
Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 was adopted by the Company effective July 1, 2007 (See Note 6).
     In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. Originally, this Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB released FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.
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
Reclassifications
     Separate line item disclosure of the provision for doubtful accounts receivable has been provided in the condensed consolidated statement of cash flows for the nine months ended March 31, 2007 to conform to the current period presentation.
3. Balance Sheet Details
Balance sheet components consist of the following:

	March 31,	June 30,
	2008	2007
	(in thousands)
Inventories:
Raw materials	$2	$47
Inventory in process/transit	1,074	325
Finished goods	10,252	6,685

Total inventories	$11,328	$7,057

Prepaid expenses and other current assets:
Prepaid expenses	$3,208	$2,600
Deferred cost of revenue	663	772
Deferred taxes	280	—

Total prepaid expenses and other current assets	$4,151	$3,372

Property and equipment:
Computer equipment and tooling	$4,458	$3,573
Software	1,045	982
Furniture and fixtures	702	403
Leasehold improvements	206	203

Total property and equipment	6,411	5,161
Less accumulated depreciation and amortization	2,765	2,228

Property and equipment — net	$3,646	$2,933

Deferred Revenue — current and long-term:
Product	$2,536	$2,618
Support and services	15,208	11,333

	$17,744	$13,951

Short-term Investments:
The following tables summarize the Company’s short-term investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2008	Cost	Gains	Losses	Value
Corporate notes and bonds	$6,984	$16	$—	$7,000
Total	$6,984	$16	$—	$7,000
     All short-term investments have contractual maturities of less than 1 year at March 31, 2008. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The Company did not have any short-term investments at June 30, 2007.
Other assets:
     In January 2008, the Company entered into an agreement with a third party software vendor to acquire non-exclusive license rights to an upgraded version of software that is currently incorporated into the Company’s products. Under the agreement, an initial payment of $2.25 million was made in January 2008 and development milestone payments aggregating $1.6 million are required over an estimated period of 12 months, along with $0.4 million to be paid in twenty equal monthly installments commencing in January 2009 through August 2010, subject to satisfactory completion of the milestones by the vendor. The first milestone under the arrangement was successfully completed by the vendor during the quarter ended March 31, 2008 and the Company paid the associated $100,000 milestone payment. Payments made to the vendor under this arrangement are applied towards royalty payments that the Company would have otherwise paid to the vendor for the use of the current version of the software that is incorporated into the Company’s products. Consequently, the payments to the vendor under the arrangement are treated as a long-term prepaid royalty and amortized to cost of sales based on usage. The carrying amount of the prepaid royalties, included within Other long-term assets at March 31, 2008 was approximately $2.0 million, net of approximately $350,000 of accumulated amortization.
4. Restatement
Diluted Net Income per Common Share Available to Common Shareholders and Cash Flows for the Nine Months Ended March 31, 2007
     Subsequent to the filing of the Company’s final prospectus with the Securities and Exchange Commission on July 2, 2007, management discovered, as noted in the Company’s previously issued Form 10-K for the year ended June 30, 2007, that the Company’s previously issued consolidated financial statements, did not reflect the effect of the assumed conversion of 23,316,406 shares of redeemable convertible preferred stock on diluted net income per common share available to common shareholders. In addition, management determined that such diluted net income per common share available to common shareholders calculation required adjustment to decrease the numerator by $83,547 and decrease the denominator by 67,703 shares to reflect the dilutive effect of preferred stock warrants (which did not affect any previously reported periods). As a result, diluted net income per common share available to common shareholders for the nine months ended March 31, 2007 has been restated. Further, management concluded that the condensed consolidated statements of cash flows for the nine months ended March 31, 2007 should be restated to reclassify deferred IPO costs as a financing activity (rather than as an operating activity) and to correct the cash flow classification of the related accounts payable. The effect of the restatement for the nine months ended March 31, 2007 is as follows:

	As Previously
	Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations:
Net income per common share available to common shareholders — Diluted	$0.34	$(0.23)	$0.11
Shares used in computing net income per common share available to common shareholders — Diluted	12,176,351	23,248,703	35,425,054

Condensed Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Change in assets and liabilities:
Other assets	$(1,210)	$1,124	$(86)
Accounts payable	$3,780	$(535)	$3,245
Net cash provided by operating activities	$5,039	$589	$5,628
Cash flows from financing activities:
Deferred initial public offering costs included in other assets	$—	$(589)	$(589)
Net cash provided by (used in) financing activities	$545	$(589)	$(44)
The restatement did not impact the Company’s previously reported condensed consolidated balance sheet (including cash balances), consolidated statement of redeemable convertible preferred stock and shareholders’ deficit, net income, or basic net income per share available to common stockholders.

5. Related Party Transactions
     Unsecured Promissory Note — In October 1997, the Company issued an unsecured promissory note in the principal amount of $350,000 to an officer and shareholder for the purchase of stock upon exercise of incentive stock options. The note bore interest at 6.34% per annum. The principal and any accrued but unpaid interest were due on the earlier of (a) October 27, 2004 or (b) two years after the termination of the officer’s employment, the Company’s initial public offering or a merger or acquisition of the Company. In January 2002, the officer was terminated and in connection therewith, the Company forgave $230,000 plus related accrued interest and reserved the remaining principal balance of $120,000 plus related accrued interest. In March 2007, the Company entered into a Note Repayment Agreement whereby the borrower surrendered 57,671 shares of the Company’s common stock (with an estimated fair value of $536,000) to repay in full the outstanding principal and interest balances due under this note resulting in a recovery of $191,000 recorded as a reduction of general and administrative expense of $120,000 and interest income of $71,000 for the nine months ended March 31, 2007 and under notes issued for stock purchases (see Note 10).
     On February 6, 2008, the Board of Directors approved non-employee director compensation guidelines. Under the new guidelines, non-employee directors may elect to receive a fully-vested award of common stock (an “Award Bonus”), pursuant to Section 7 of the Company’s 2007 Equity Incentive Plan in lieu of the current annual cash retainer. Non-employee directors must elect at the beginning of each year whether to receive an Award Bonus in lieu of the cash retainer, and the election will be binding for the full amount of the retainer for that year. The shares issued under the Award Bonus shall have an aggregate value based on 120% of the cash retainer for the year and shall be issued quarterly, on the last trading day of each fiscal quarter. For the fiscal year ending June 30, 2008, all non-employee directors elected to receive restricted stock awards in lieu of an annual cash retainer (see Note 12).
6. Income Taxes
     The Company recorded an income tax provision (benefit) of ($0.1) million and $0.2 million for the three and nine months ended March 31, 2008, respectively, as compared to the income tax provision of $0.1 million and $0.3 million for the three and nine months ended March 31, 2007, respectively.
     In prior quarters, the Company’s provision for income taxes was based on the estimated effective tax rates for the respective fiscal years including the impact of the expected use of net operating loss and tax credit carryforwards. During the quarter ended March 31, 2008 management determined that a reliable estimate of the Company’s annual effective tax rate could no longer be made due to the wide variability in the effective tax rate that could result from the impact of significant permanent differences, primarily non-deductible stock option expense, coupled with management’s assessment of the Company’s current business outlook for the remainder of fiscal 2008. Accordingly, in accordance with FASB Interpretation 18, Accounting for Income Taxes in Interim Periods, the tax provision for the three and nine months ended March 31, 2008 was determined on a discrete basis, based upon actual operating results and available net operating loss and tax credit carryforwards.

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
     The cumulative effect of adoption of FIN 48 did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption for federal and state was $0.7 million and $0.45 million, respectively. These gross unrecognized tax benefits could affect the effective tax rate if realized.
     The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of operations did not change as a result of implementing the provisions of FIN 48. Management determined that no accrual for interest and penalties was needed as of the date of the adoption of FIN 48 and the Company had no amount accrued at March 31, 2008.
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
     The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes the tax years 2000 through 2007 remain open and subject to tax examination by the appropriate federal or state taxing authorities.
7. Redeemable Convertible Preferred Stock and Stock Warrants
     Upon the Company’s initial public offering in July 2007, all outstanding shares of preferred stock were converted into common stock. In addition, all outstanding warrants to purchase shares of preferred stock were converted into warrants to purchase common stock. As of March 31, 2008, there were no redeemable convertible preferred stock or preferred stock warrants outstanding.
     Preferred Stock Warrants — In prior years, the Company issued warrants to purchase Series E and Series F redeemable convertible preferred stock. These warrants converted to common stock warrants upon the completion of the Company’s IPO in July 2007. The Company recorded the fair value of the warrants at the time of grant using the Black-Scholes option-pricing model.
     The Company had the following common stock warrants outstanding as of March 31, 2008.
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
8. Common Stock
Reverse Stock Split
          In June 2007, the Company effected a 1-for-10 reverse stock split of its common stock and redeemable convertible preferred stock (collectively, “Capital Stock”). All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-10 reverse stock split.
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
Common Shares Subject to Repurchase
          At March 31, 2008, 285,443 shares of common stock were subject to repurchase in connection with the early exercise of stock options under the Company’s stock option plan.
Common Shares Reserved for Issuance
          At March 31, 2008, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	9,521
Reserved under employee stock purchase plan	927
Conversion of warrants	2

Total	10,450

9. Stock-Based Compensation
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

		Nine Months Ended
	Nine Months Ended	March 31, 2007
	March 31, 2008	Class One	Class Two
Expected life of option plan	6.08 years	6.08 years	4.0 years
Expected life of Employee Stock Purchase Plan ESPP)	0.50 years	—	—
Risk-free interest rate range for option plan	2.42-4.50%	4.6 - .8%	4.6 - 4.8%
Risk-free interest rate for ESPP	2.67%	—	—
Volatility for option plan	62%	71%	55%
Volatility for ESPP	47%	—	—
Dividend yield	0%	0%	0%

          During the nine month periods ended March 31, 2008 and 2007, the Company recorded non-cash stock-based compensation expense of $4.9 million and $0.6 million under SFAS 123(R), respectively. During the three month periods ended March 31, 2008 and 2007 the Company recorded non-cash stock-based compensation expense of $2.2 million and $0.6 million, respectively. The income tax benefit associated with stock-based compensation expense for the three month and nine month periods ended March 31, 2008 were $0.4 million and $0.9 million, respectively, as compared to $0.1 million and $0.5 million for the three and nine month periods ended March 31, 2007.
          SFAS 123(R) requires that compensation expense be recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. The estimated forfeiture rate for the nine months ended March 31, 2008 and 2007 was 9.4% and 13%, respectively. As of March 31, 2008, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $25.3 million, net of estimated forfeitures of $6.3 million. This cost will be amortized on a straight-line basis over a weighted-average vesting period of approximately four years.
10. Stock Option Plan
          In January 1997, the Board of Directors and shareholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price (“Class Two Options”). There were no repurchases of unvested shares in the nine months ended March 31, 2008. During the nine months ended March 31, 2007, 57,669 unvested shares were repurchased. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.
          In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of incentive common stock options (“ISOs”), nonqualified common stock options (“NSOs”), restrictive stock units (“RSUs”) and restrictive stock awards (“RSAs”) to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. On February 6, 2008, the Company’s Board of Directors approved an increase to the number of shares authorized and reserved for issuance under the 2007 Equity Incentive Plan by 2.1 million, pursuant to the terms of that plan.
          Class Two Options granted under the 1997 Plan to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of March 31, 2008 and June 30, 2007, there were 285,443 and 767,612 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $126,000 and $292,000, respectively, of related recorded liability, which is included in accrued liabilities.
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
          Transactions under the 1997 and 2007 Option Plans are summarized as follows:

		Stock Options
		Outstanding
		Shares	Weighted-
	Shares	Subject to	Average
	Available	Options	Exercise
	for Grant	Outstanding	Price
	(Amounts in thousands, except per share amounts)
Outstanding — June 30, 2007	4,504	4,626	$4.57
Shares Authorized	2,137
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(1,169)	—	—
Options granted — (weighted average grant date fair value of $7.46 per share)	(3,150)	3,150	12.32
Options exercised	—	(561)	0.58
Options canceled	282	(282)	6.67
Restricted stock awards (see Note 12)	(66)	—	—

Outstanding — March 31, 2008	2,538	6,933	$8.33

Options exercisable at March 31, 2008		1,898	$1.81

The total pre-tax intrinsic value for options exercised in the nine months ended March 31, 2008 and 2007 was $4.0 million and $6.6 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. The weighted average grant date fair value of options granted for the nine months ended March 31, 2007 was $5.00 per share. The total fair value of options vested during the nine month periods ended March 31, 2008 and 2007 was $2.5 million and $5.8 million, respectively. There were 1,169,000 unissued options that expired under the 1997 Option Plan upon the termination of that plan. These unissued, expired options have been included in the option activity for the nine month period ended March 31, 2008.
          The following table summarizes information about outstanding and exercisable options at March 31, 2008:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise	Options	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life (Years)	Price	Value
	(Amounts in thousands, except years and per share data)
$0.10 — 0.40	976	6.45	$0.31
$0.80 — 3.20	1,314	7.93	$2.15
$3.60 — 4.93	693	9.72	$4.76
$4.94 — 10.50	385	9.15	$8.24
$11.30	717	9.04	$11.30
$11.40 — 13.73	1,339	9.30	$12.69
$14.61	850	9.67	$14.61
$15.38	68	9.70	$15.38
$15.41	304	9.62	$15.41
$17.00	287	9.52	$17.00

Total Outstanding	6,933	8.72	$8.33	$8,847

Exercisable	1,898	7.14	$1.81	$6,899
Vested and expected to vest	5,742	8.62	$8.06	$7,935

11. Employee Stock Purchase Plan
          On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of Company stock at a discount through payroll deductions. The ESPP consists of six-month offering periods, the first period commencing on November 1, 2007 and ending on or prior to April 30, 2008. Employees purchase shares in the purchase period at 90% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower.
          On February 6, 2008, the Company’s Board of Directors approved an increase to the number of shares authorized and reserved for issuance under the ESPP by 0.4 million shares, pursuant to the terms of that plan.
          As of March 31, 2008, no shares had been issued under the ESPP and 927,000 shares had been reserved for future issuance.
12. Restricted Stock
          Under the 2007 Plan, during the nine months ending March 31, 2008, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer (see Note 5). Restricted stock units can be issued to eligible employees, and generally vest 50% two years from the date of grant and 25% annually thereafter.
          Restricted stock award and restricted stock unit activity for the nine months ended March 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Beginning balance	—	—
Awarded	66	—
Released	(16)	—
Forfeited	—	—

Ending balance	50	—

Information regarding restricted stock units outstanding at March 31, 2008 is summarized below:

		Weighted
		Average
	Number of	Remaining	Aggregate
	Shares	Contractual	Intrinsic Value
	(thousands)	Life	(thousands)
Shares outstanding	50	2.62 years	$256
Shares vested and expected to vest	38	2.55 years	$196
Shares exercisable	—	—	$—
13. Commitments and Contingencies
     Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2013. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. On October 1, 2005, the Company renegotiated the lease on its primary facility and increased the square footage under lease. In May 2007, the Company executed a new lease for its existing headquarters facility that extends until October 2009 and provides for minimum monthly base rent payments of $118,000 for the period from October 2007 to October 2008, and $124,000 for the period from October 2008 to October 2009. In addition, in May 2007 the Company executed a two-year lease for additional operational space at another location near its headquarters that terminates in September 2009 and provides for minimum monthly base rent payments of approximately $5,000.
          In December 2007, the Company extended a lease for its UK subsidiary through March 2008. In March 2008, the Company entered into a new five year lease for its UK subsidiary that expires in February 2013 and provides a base monthly rental of $6,800 for the period from March 2008 to February 2009, and $13,600 for the period from March 2009 to March 2013.
     Future minimum lease payments under the noncancelable leases as of March 31, 2008, are as follows (in thousands):

Years Ending June 30,
2008 (remaining 3 months)	$404
2009	1,702
2010	737
2011	163
2012	163
2013	108

Total	$3,277

          Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted herein to U.S. dollars at the interbank exchange rate on March 31, 2008.
          Rent expense for the three months ended March 31, 2008 and 2007 was $446,000 and $179,000 respectively, and $1.1 million and $562,000 for the nine months ended March 31, 2008 and 2007, respectively.
          Purchase commitments — As of March 31, 2008 and June 30, 2007, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $15.6 million and $11.9 million, respectively.
          Mitel Patent Litigation — On June 27, 2007, a lawsuit was filed against the Company by Mitel Networks Corporation in the United States District Court for the Eastern District of Texas. Mitel alleges that the Company infringed four of its U.S. patents: U.S. Patent No. 5,940,834, entitled “Automatic Web Page Generator,” U.S. Patent No. 5,703,942 entitled “Portable Telephone User Profiles Using Central Computer,” U.S. Patent No. 5,541,983 entitled “Automatic Telephone Feature Selector” and U.S. Patent No. 5,657,446 entitled “Local Area Communications Server.” On August 21, 2007, Mitel filed an amended complaint, which alleges that the Company infringes two additional U.S. patents held by Mitel: U.S. Patent No. 5,007,080, entitled “Communications System Supporting Remote Operations,” and U.S. Patent No. 5,657,377, entitled “Portable Telephone User Profiles.” The lawsuit includes claims that relate to components or features that are material to the Company’s products. In relation to its claims under each patent, Mitel seeks a permanent injunction against infringement, attorney’s fees and compensatory damages.
          ShoreTel Countersuits — On July 31, 2007, the Company filed counterclaims in the Eastern District of Texas. In addition to denying all of Mitel’s claims of patent infringement, the counterclaim alleges that Mitel’s IP phone systems, including the Mitel 3300 IP Communications Platform, infringes the Company’s U.S. Patent No. 7,167,486 B2 entitled “Voice Traffic Through a Firewall.” The Company also filed claims for approximately $10 million in damages to its initial public offering and an injunction against Mitel in Ontario Superior Court for making false or misleading statements about the Company’s alleged infringement. In April 2008, the Company expanded its trade libel complaint and increased its damages claim to $20 million.
          The Mitel patent litigation and countersuits are causing the Company to incur significant expenses and costs. Negative developments with respect to the lawsuit could cause the Company’s stock price to decline, and an unfavorable resolution of this lawsuit could have an adverse and possibly material effect on the Company’s business and results of operations. If the Company does not prevail, it may be required to pay substantial damages, an injunction may be entered against the Company that prevents it from manufacturing, using, selling and importing its products; and a license to continue selling its products may not be available at all or may require the Company to pay substantial ongoing royalties and comply with unfavorable terms, any of which could materially harm the Company’s business. Even if the Company were to prevail, this litigation could be costly and time-consuming, divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential enterprise customers from purchasing the Company’s products. Management believes it has meritorious defenses to Mitel’s claims and intends to vigorously defend the lawsuit against the Company, as well as vigorously pursue its countersuits against Mitel.

          Securities-related litigation
     U.S. Federal Court litigation — On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against ShoreTel, certain of its officers and directors, and the underwriters of its initial public offering. On January 29, 2008 a second purported stockholder class action captioned Kelley v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against ShoreTel, certain of its officers and directors, and the underwriters of its initial public offering. Both complaints purport to bring suit on behalf of those who purchased the Company’s common stock pursuant to the Company’s initial public offering on July 3, 2007. Both complaints purport to allege claims for violations of the federal securities laws and seek unspecified compensatory damages and other relief. Management expects these and any later-filed complaints alleging similar claims to be consolidated into a single action. ShoreTel believes that it has meritorious defenses to these lawsuits and intends to defend the litigation vigorously. It is not possible to quantify the extent of the Company’s potential liability, if any.
     California State Court derivative action — On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief arising out of the Company’s initial public offering on July 3, 2007. This action is in its early stages and management is evaluating this lawsuit. It is not possible to quantify the extent of the Company’s potential liability, if any. On May 6, 2008, the parties stipulated to, and Court entered an order for, a temporary standstill of the case, pending completion of the pleadings stage of the U.S. federal court litigation described above.
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
     The Company also has entered into customary indemnification agreements with each of its officers and directors. The Company also has indemnification obligations to the underwriters of its initial public offering pursuant to the underwriting agreement executed in connection with that offering. As a result, the Company may have indemnification obligations to its officers, directors and underwriters in connection with the above-referenced securities-related litigation.
14. Segment Information
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
     The following presents total revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
North America	$29,665	$25,375	$89,367	$67,195
International	1,824	634	4,658	1,709

Total	$31,489	$26,009	$94,025	$68,904

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
Overview
     We are a leading provider of Pure IP communications systems for enterprises. Our solution is comprised of our ShoreGear switches, ShorePhone IP phones and ShoreWare software applications. We were founded in September 1996 and shipped our first system in 1998. We have continued to develop and enhance our product line since that time. We currently offer thirteen models of our switches and eleven models of our IP phones.
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
     We outsource the manufacturing of our products to contract manufacturers. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain a manufacturing operation. Our switch products are manufactured by a contract manufacturer in San Jose, California and our phone products are manufactured by a contract manufacturer in China. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement, final testing and assembly of our products. We work closely with our contract manufacturers to manage the cost of components, since our total manufacturing costs are directly tied to component costs. We regularly provide longer term forecasts to our contract manufacturers, and we order products from our contract manufacturers based on our projected sales levels well in advance of receiving actual orders from our enterprise customers. We seek to maintain sufficient levels of finished goods inventory to meet our forecasted product sales with limited levels of inventory to compensate for unanticipated shifts in sales volume and product mix.

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
     We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Spain, Australia and Hong Kong. While we expanded our operations to Europe in 2005 and to the Asia Pacific region in 2006, most of our enterprise customers are located in the United States. Revenue from international sales was less than 6% of our total revenue for the three months ended March 31, 2008 and 2007, respectively and less than 5% of our total revenue for the nine months ended March 31, 2008 and 2007, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.
     We have experienced revenue growth in recent years, with our total revenue increasing to $31.5 million in the three months ended March 31, 2008 from $26.0 million in the same period of 2007. For the nine months ended March 31, 2008 revenues grew to $94.0 million from $68.9 million in the same period of 2007. This growth in revenue has largely been driven by increased demand for IP telecommunications systems from new enterprise customers, as well as sales of additional products to our installed enterprise customer base. However, our rate of revenue growth may be slowing in the near term due to recessionary pressures in the United States economy.
     Our operating expenses have also increased significantly to $22.3 million and $60.1 million for the three months and nine months ended March 31, 2008, respectively, from $14.3 million and $38.3 million for the same periods of 2007. This growth in operating expenses has primarily been driven by our growth in headcount to 347 employees at March 31, 2008 as compared with 250 employees at March 31, 2007 as well as the adoption of FAS123(R) which resulted in a significant increase in stock-based compensation expense. We expect to continue to add personnel in most functional areas.
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
     Deferred revenue. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at March 31, 2008 was $17.7 million, consisting of $2.5 million of deferred product revenue and $15.2 million of deferred support and services revenues, of which $13.0 million is expected to be recognized within one year.
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
Basis of Presentation
     Revenue. We derive our revenue from sales of our IP telecommunications systems and related support and services. Our typical system includes a combination of IP phones, switches and software applications. Channel partners buy our products directly from us. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction metrics, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue accounted for 85% and 86% of our total revenue for the three months and nine months ended March 31, 2008 and 89% and 89%, respectively, for the same periods in 2007.
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
     Cost of revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of product sold. Cost of support and services revenue consists of salary and related overhead costs of personnel engaged in support and services, and are substantially fixed in the near term.
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
     General and administrative expenses. General and administrative expenses relate to our executive, finance, human resources, legal and information technology organizations. Expenses primarily include personnel costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense, software amortization costs, depreciation expense and facilities expenses. We expect that we will continue to incur significant additional accounting, legal and compliance costs, including costs to comply with Sarbanes-Oxley 404 as well as additional insurance, investor relations and other costs associated with being a public company. We also expect to continue to incur significant legal expenses related to our litigation with Mitel and securities lawsuits. In addition, as we continue efforts to expand our business, we expect to increase our general and administrative expenses.
     In May 2007, we entered into a new lease for our existing headquarters facility that extends until October 2009. In addition, in May 2007, we executed a new two-year lease for additional operational space in another location near our corporate headquarters that expires in September 2009. In addition, in March 2007, we executed a new three-year lease for our Australian subsidiary that expires in June 2010. As a result of these new leases, our operating lease obligations have increased significantly beginning in the fourth quarter of fiscal 2007. In December 2007, we extended the lease for our UK facility through March 2008. In March 2008, we entered into a new lease for our UK subsidiary that expires in March 2013.
     Other income (expense). Other income (expense) primarily consists of interest earned on cash balances and (for periods prior to our IPO in July 2007) the change in fair value of preferred stock warrants.
     Income tax provision. Income tax provision includes federal, state and foreign tax on our income. From inception through 2005 we accumulated substantial net operating loss and tax credit carryforwards. We fully reserved the deferred tax asset from these losses and tax credits on our financial statements. We were profitable in the nine month periods ending March 31, 2008 and March 31, 2007 and had an effective tax rate of approximately 6% and 7%, respectively, as a result of utilizing portions of the deferred tax asset and reducing the related valuation allowance.
Critical Accounting Policies and Estimates
     We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to allow for doubtful accounts, the calculation of stock-based compensation expense, and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that with the exception of the adoption of FIN 48, Accounting for Uncertainty of Income Taxes — an interpretation of FASB Statement No. 109, effective July 1, 2007, there have been no significant changes during the nine months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2007 Annual Report on Form 10-K.

Results of Operations
     The following table sets forth selected consolidated statements of income data for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenue:
Product	$26,610	$23,142	$80,992	$61,473
Support and services	4,879	2,867	13,033	7,431

Total revenue	31,489	26,009	94,025	68,904
Cost of revenue:
Product(1)	9,322	7,997	27,450	21,271
Support and services(1)	2,649	1,813	6,988	4,853

Total cost of revenue	11,971	9,810	34,438	26,124

Gross margin	19,518	16,199	59,587	42,780
Operating expenses:
Research and development(1)	7,064	4,282	19,528	11,450
Sales and marketing(1)	10,309	7,009	27,435	18,441
General and administrative(1)	4,909	2,973	13,110	8,383

Total operating expenses	22,282	14,264	60,073	38,274

Operating income (loss)	(2,764)	1,935	(486)	4,506
Other income (expense) — net	951	231	3,351	(7)

Income (loss) before (provision for) benefit from income tax	(1,813)	2,166	2,865	4,499
(Provision for) benefit from income taxes	99	(126)	(185)	(311)

Net income (loss)	$(1,714)	$2,040	$2,680	$4,188

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Cost of product revenue	$19	$3	$44	$7
Cost of support and services revenue	164	26	352	55
Research and development	602	91	1,348	190
Sales and marketing	690	123	1,713	331
General and administrative	690	353	1,486	1,470

Total stock-based compensation expense	$2,165	$596	$4,943	$2,053

     The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenue:
Product	85%	89%	86%	89%
Support and services	15%	11%	14%	11%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	30%	31%	29%	31%
Support and services	8%	7%	8%	7%

Total cost of revenue	38%	38%	37%	38%

Gross margin	62%	62%	63%	62%
Operating expenses:
Research and development	22%	16%	21%	17%
Sales and marketing	33%	27%	29%	27%
General and administrative	16%	12%	14%	12%

Total operating expenses	71%	55%	64%	56%

Operating income (loss)	(9%)	7%	(1%)	6%
Other income (expense), net	3%	1%	4%	—

Income (loss) before (provision for) benefit from income tax	(6%)	8%	3%	6%
(Provision for) benefit from income taxes	1%	—	—	—

Net income (loss)	(5%)	8%	3%	6%

     Revenue. Total revenue was $31.5 million in the three month period ended March 31, 2008, an increase of $5.5 million, or 21%, from $26.0 million in the three month period ended March 31, 2007. This increase was primarily attributable to increased sales of our products and services including IP phones, switches and user licenses and a significant increase in our national distribution channel. Product revenue was $26.6 million in the three month period ended March 31, 2008, an increase of $3.5 million, or 15%, from $23.1 million in the three month period ended March 31, 2007. Support and services revenue was $4.9 million in the three month period ended March 31, 2008, an increase of $2.0 million, or 69%, from $2.9 million in the three month period ended March 31, 2007, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training, professional services and installation services.
     Total revenue was $94.0 million in the nine month period ended March 31, 2008, an increase of $25.1 million, or 36%, from $68.9 million in the nine month period ended March 31, 2007. This increase was primarily attributable to increased sales of our products and services including IP phones, switches and user licenses and a significant increase in our national distribution channel. Product revenue was $81.0 million in the nine month period ended March 31, 2008, an increase of $19.5 million, or 32%, from $61.5 million in the nine month period ended March 31, 2007. Support and services revenue was $13.0 million in the nine month period ended March 31, 2008, an increase of $5.6 million, or 76%, from $7.4 million in the nine month period ended March 31, 2007, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training, professional services and installation services.
     Gross margin. Total gross margin was 62% in the three month periods ended March 31, 2008 and March 31, 2007 respectively. Product gross margin remained at 65% in the three month period ended March 31, 2008 and March 31, 2007 respectively. Support and services gross margin increased to 46% in the three month period ended March 31, 2008 from 37% in the three month period ended March 31, 2007. The increase in support and services gross margin was due to support and service revenue increasing by 69% and service costs only increasing 50%, compared to the same period in 2007. Compensation for support and services employees, the largest category of support and service costs, increased 42% over the same period in 2007, as headcount increased to 62 employees at March 31, 2008 from 44 employees at March 31, 2007.
     Total gross margin increased to 63% in the nine month period ended March 31, 2008 from 62% in the nine month period ended March 31, 2007. Product gross margin increased to 66% in the nine month period ended March 31, 2008 from 65% in the nine month period ended March 31, 2007. The increase in product gross margin was due to an improved mix of hardware and software products and improved margins on the hardware products in this mix over the comparable hardware products sold in the same period of the prior year. Support and services gross margin increased to 46% in the nine month period ended March 31, 2008 from 34% in the nine month period ended March 31, 2007. The increase in support and services gross margin was due to support and service revenue increasing by 76% and service costs only increasing 44%, compared to the same period in 2007. Compensation for support and services employees, the largest category of support and service costs, increased 29% over the same period in 2007, as headcount increased from 44 employees at March 31, 2007 to 62 employees at March 31, 2008.
     Research and development. Research and development expenses increased $2.8 million, or 65%, to $7.1 million in the three month period ended March 31, 2008 from $4.3 million in the three month period ended March 31, 2007. These expenses represented 22% and 16% of total revenue, respectively, in those periods. Compensation, including stock based compensation, for research and development employees accounted for $1.7 million of the increase, primarily as a result of an increase in headcount to 110 employees at March 31, 2008, from 81 employees at March 31, 2007. Non-recurring engineering, software license fees and outside services accounted for $0.6 million, $0.2 million and $0.2 million, respectively, of the increase.
Research and development expenses increased $8.0 million, or 70%, to $19.5 million in the nine month period ended March 31, 2008 from $11.5 million in the nine month period ended March 31, 2007. These expenses represented 21% and 17% of total revenue, respectively, in those periods. Compensation, including stock based compensation, for research and development employees accounted for $4.9 million of the increase, primarily as a result of a large increase in headcount to 110 employees at March 31, 2008, from 81 employees at March 31, 2007. Non-recurring engineering, facilities expense, outside services and beta program fees accounted for $1.7 million, $0.6 million, $0.4 million and $0.35 million, respectively, of the increase.
     Sales and marketing. Sales and marketing expenses were $10.3 million in the three month period ended March 31, 2008, an increase of $3.3 million, or 47%, from $7.0 million in the three month period ended March 31, 2007. These expenses represented 33% and 27% of total revenue, respectively, in those years. Compensation, including stock based compensation for sales and marketing employees represented $2.3 million of this increase, primarily as a result of an increase in headcount, to 117 employees at March 31, 2008 from 87 employees at March 31, 2007. Additionally, travel, public relations and equipment costs accounted for $0.4 million, $0.2 million and $0.2 million, respectively, of the increase. The remainder of the increase was attributable to various expenses increasing including consulting and temporary help, facilities expense, marketing cooperative advertising, postage and courier and channel marketing expenses.
     Sales and marketing expenses were $27.4 million in the nine month period ended March 31, 2008, an increase of $9.0 million, or 49%, from $18.4 million in the nine month period ended March 31, 2007. These expenses represented 29% and 27% of total revenue, respectively, in those years. Compensation, including stock based compensation for sales and marketing employees represented $5.9 million of this increase, primarily as a result of an increase in headcount, to 117 employees at March 31, 2008 from 87 employees at March 31, 2007. Additionally, travel expenses, accounted for $0.9 million of the increase. The remainder of the increase was primarily attributable to various expenses increasing including marketing shows and events, consulting and temporary labor costs, facilities expense, recruiting, public relations, marketing cooperative advertising, lead generation, industry research costs and channel marketing expenses.
     General and administrative. General and administrative expenses were $4.9 million in the three month period ended March 31, 2008, an increase of $1.9 million, or 63%, from $3.0 million in the three month period ended March 31, 2007. These expenses represented 16% and 12% of total revenue, respectively, in those years. Compensation for general and administrative employees accounted for $1.1 million of the increase, primarily as a result of an increase in headcount, to 40 employees at March 31, 2008 from 24 employees at March 31, 2007. Legal expenses and office rent accounted for $0.6 million and $0.2 million, respectively, of the increase.
General and administrative expenses were $13.1 million in the nine month period ended March 31, 2008, an increase of $4.7 million, or 56%, from $8.4 million in the nine month period ended March 31, 2007. These expenses represented 14% and 12% of total revenue, respectively, in those years. Compensation for general and administrative employees accounted for $2.1 million of the increase, primarily as a result of an increase in headcount, to 40 employees at March 31, 2008 from 24 employees at March 31, 2007. General and administrative compensation expense in the nine month period ended March 31, 2007 included $1.5 million of stock-based compensation expense, most of which is associated with an outstanding option granted prior to the adoption of SFAS 123(R) that was subject to variable accounting. Variable accounting on this outstanding option ceased in March 2007 upon the repayment of the related note receivable in exchange for the surrender of shares of our common stock having a value equal to the amounts outstanding under the note. Legal expenses, office rent, and costs for consulting and temporary help accounted for $1.3 million, $0.5 million and $0.3 million respectively, of the increase. The remainder of the increase was primarily attributable to various expenses including insurance, depreciation and facilities expense.
     Other income (expense). Other income was $0.95 million in the three month period ended March 31, 2008, an increase of $0.72 million, from an income of $0.23 million in the three month period ended March 31, 2007. The increase was due primarily to interest income of $1.0 million associated with significantly higher average cash, cash equivalents and short-term investment balance resulting from raising $77.4 million net cash proceeds from our initial public offering in early July 2007.
     Other income (expense) was $3.4 million in the nine month period ended March 31, 2008, an increase of $3.4 million, from an expense of $7,000 in the nine month period ended March 31, 2007. The increase was due primarily to interest income of $3.4 million associated with significantly higher average cash, cash equivalents and short-term investment balance resulting from raising $77.4 million net cash proceeds from our initial public offering in early July 2007. Further, for the nine months ended March 2007 there was an expense of $0.6 million associated with the increase in fair value of preferred stock warrants issued in 2001 and 2003 in conjunction with a line of credit.
     Income tax provision. The (provision for) benefit from income taxes was $0.1 million and ($0.2) million for the three and nine months ended March 31, 2008, respectively, as compared to ($0.1) million and ($0.3) million for the three and nine month periods ended March 31, 2008, respectively. The tax provisions include the impact of the change in valuation allowance associated with the utilization of net operating loss and tax credit carryforwards.

Liquidity and Capital Resources
Balance Sheet and Cash Flows
     Cash and Cash Equivalents and Investments
     The following table summarizes our cash and cash equivalents and investments (in thousands):

	March 31,	June 30,
	2008	2007	Increase

Cash and cash equivalents	$95,981	$17,326	$78,655
Short-term investments	7,000	—	7,000

Total	$102,981	$17,326	$85,655

     As of March 31, 2008, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $103.0 million and accounts receivable net of $20.9 million. On July 9, 2007, we closed our initial public offering of 9,085,000 shares of common stock at a price of $9.50 per share, resulting in net proceeds to us of approximately $77.4 million after deducting underwriting discounts and payment of other offering costs.
     Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.
     We believe that our $103.0 million of cash and cash equivalents and short-term investments at March 31, 2008, together with cash flows from our operations will be sufficient to fund our operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended March 31,
	2008	2007
	(In thousands)
Cash provided by operating activities	$6,881	$5,628
Cash used in investing activities	(8,817)	(1,106)
Cash provided by (used in) financing activities	80,591	(44)
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
     Net cash provided by operating activities was $6.9 million and $5.6 million in the nine month period ended March 31, 2008 and 2007, respectively. Net income during the nine months ended March 31, 2008 and 2007 included non-cash charges of $4.9 million and $2.1 million in stock-based compensation expense, respectively, and $1.2 million and $0.65 million in depreciation and amortization of fixed assets, respectively.

Cash provided by operating activities during the nine months ended March 31, 2008 also reflect net changes in operating assets and liabilities, which used $2.2 million, consisting primarily of a significant increase in inventories of $4.3 million due to ordering product months earlier based on then-current higher revenue growth assumptions, an increase in other assets of $2.2 million, and an increase in accounts receivables of $1.8 million primarily due to an increase in days sales outstanding and the sequential increase in revenue, partially offset by an increases in deferred revenue of $3.8 million, accrued employee compensation of $1.2 million and accrued liabilities and others by $1.1 million.
Cash provided by operating activities during the nine months ended March 31, 2007 reflect net changes in operating assets and liabilities, which used $1.9 million, consisting primarily of an increase in accounts receivables, inventories, and prepaid expenses of $7.4 million, $2.1 million, and $1.3 million, respectively, which was partially offset by increase in accounts payable of $3.2 million and deferred revenue of $5.4 million, respectively.
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
Net cash used in investing activities was $8.8 million and $1.1 million in the first nine months of fiscal 2008 and 2007, respectively. Net cash used in investing activities in the first nine months of 2008 was primarily related to the investments made in corporate notes and bonds and in 2007 was primarily for capital expenditures, primarily related to manufacturing tooling for the production of our hardware products, computer equipment for our research and development lab and to support our growth in headcount.
  Cash flows from financing activities
Net cash provided by (used in) financing activities was $80.6 million and ($44,000) in the nine months ended March 31, 2008 and 2007, respectively. In the first nine months of fiscal 2008, we generated proceeds of $80.3 million from our initial public offering prior to payment of other offering costs. Additionally, $0.3 million and $0.5 million was generated from the exercise of common stock options in the nine months ended March 31, 2008 and 2007, respectively.
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
Contractual obligations and commitments
The following table summarizes our contractual obligations as of March 31, 2008 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
		Less than	1-3	4-5	5 years and
	Total	1 year	years	years	after

Operating lease obligations	$3,277	$1,663	$1,302	$312	$—
Non-cancelable purchase commitments for finished goods	11,728	11,728	—	—	—

Purchase commitments for software license use	3,906	2,229	1,677	—	—

Total contractual obligations	$18,911	$15,620	$2,979	$312	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward exchange contracts outstanding as of March 31, 2008.
Interest Rate Risk
     We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). The unrealized gains and losses were immaterial for the three and nine months ended March 31, 2008. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.
     The following table presents the hypothetical change in fair values in the financial instruments we held at March 31, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $7.0 million at March 31, 2008. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75 and 50 basis points (BPS).

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100BPS	-75 BPS	-50BPS	50 BPS	75 BPS	100 BPS
Total Fair Market Value	$7,018	$7,014	$7,009	$6,990	$6,986	$6,981
Percent Change in Fair Value	0.27%	0.20%	0.13%	(0.13)%	(0.20)%	(0.27)%
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
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Mitel Litigation. There were no material developments in the Company’s litigation with Mitel Networks Corp. during the quarter ended March 31, 2008. However, in April 2008, the Company expanded its trade libel complaint against Mitel and increased its damages claim to $20 million, alleging that Mitel has made and continues to make false and misleading statements about the Company. Previously, the Company had filed claims for approximately $10 million in damages to its initial public offering and an injunction against Mitel in Ontario Superior Court for making false or misleading statements about the Company’s alleged infringement.
     We are a party to the following securities-related lawsuits that were filed during the quarter ended March 31, 2008:
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
     California State Court derivative action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against ShoreTel, Inc. (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief arising out of our initial public offering on July 3, 2007 and are based on essentially the same allegations as the class actions. This action is in its early stages and we are evaluating this lawsuit. It is not possible for us to quantify the extent of our potential liability, if any. On May 6, 2008, the parties stipulated to, and Court entered an order for, a temporary standstill of the case, pending completion of the pleadings stage of the U.S. federal court litigation described above.
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
Our historical revenues and operating results have varied from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. For example, in response to our announcement regarding our financial results for the quarter ended December 31, 2007 our stock price declined substantially. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:
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
Our past profitability and growth rates may not be indicative of our future profitability or growth, and we may not be able to continue to maintain or increase our profitability or growth.
     While we have been profitable in prior periods, we had an accumulated deficit of $82.1 million as of March 31, 2008 and a net loss of $1.7 million in the three months ended March 31, 2008. This accumulated deficit is attributable to net losses incurred from our inception in September 1996 through the end of the third quarter of fiscal 2005. We may not succeed in maintaining or increasing our profitability and could incur losses in future periods. We expect to incur significant additional operating expenses associated with being a public company. We also expect that our operating expenses, including recognition of stock-based compensation, will continue to increase in all areas as we seek to grow our business. If our gross margin does not increase to offset these expected increases in operating expenses, our operating results will be negatively affected. You should not consider our historic growth rates in terms of revenue and net income as indicative of our future growth. Accordingly we cannot assure you that we will be able to maintain or increase our profitability in the future.
Our business could be harmed by adverse economic conditions in our target markets or reduced spending on information technology and telecommunication products.
     Our business depends on the overall demand for information technology, and in particular for telecommunications systems. The market we serve is emerging and the purchase of our products involves significant upfront expenditures. In addition, the purchase of our products can be discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions in our target markets, or a reduction in information technology or telecommunications spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and reduced unit sales. For example, we estimate that approximately 20% of our sales in the quarter ended March 31, 2008 were derived from the financial services market, which is experiencing a downturn related to the sub-prime mortgage market defaults and conditions in the credit markets.
The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are.
     The market for IP telecommunications and other telecommunications systems is extremely competitive. Our competitors include companies that offer IP systems, such as Cisco Systems, Inc. and 3Com Corporation, and that offer hybrid systems, such as Alcatel-Lucent, Avaya, Inc., Mitel Networks Corporation and Nortel Networks Corporation who is cooperating with Microsoft to enter the unified communications market. Several of the companies that offer hybrid systems are beginning to also offer IP telecommunications systems. Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources. We could also face competition from new market entrants, whether from new ventures or from established companies moving in to the market. These competitors have various other advantages over us, including:
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
     The convergence of voice and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications market and offer products that compete with our systems, commonly referred to as Unified Communications. Competition from these potential market entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation has recently announced its unified communications product roadmap. This includes its recently introduced “Office Communicator 2007,” which Microsoft stated will allow end users to control communications, including voice over IP, through the Office Communicator application on their PC, which we expect will provide functionality similar to that offered by our Personal Call Manager application. Microsoft has also introduced “Office Communications Server 2007,” a product that offers competing unified messaging capabilities. Microsoft has also developed an IP phone and has licensed the rights to produce such phones to third parties. In addition, Microsoft has also entered into alliances with several of our competitors, and in July 2007 announced an extensive relationship with Nortel for the production of IP-based communications equipment that will be integrated with the Microsoft systems and Office Communicator. Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this market.
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

If the emerging market for enterprise IP telecommunications systems does not fully develop or is delayed due to an economic slowdowns, our future business would be harmed.
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
     Approximately 94% and 95% of our total revenue in the three and nine months ended March 31, 2008, respectively, was generated through indirect channel sales. These indirect sales channels consist of third-party resellers that market and sell telecommunications systems and other products and services to customers. We expect indirect channel sales will continue to generate a substantial majority of our total revenue in the future. Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of third-party resellers of telecommunications products and services. Our success in expanding our customer base to larger enterprises will depend in part on our ability to expand our channel to partners that serve those larger enterprises. In addition, we rely on these entities to provide many of the installation, implementation and support services for our products. Accordingly, our success depends in large part on the effective performance of these channel partners. By relying on channel partners, we may in some cases have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing enterprise customer requirements and respond to evolving enterprise customer needs. This difficulty could be more pronounced in international markets, where we expect that enterprise customers will purchase our systems from a channel partner that purchased through a distributor. Additionally, some of our channel partners are smaller companies that may not have the same financial resources as other of our larger channel partners, which could in some cases expose us to additional collections risk.

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
     We incorporate certain third-party technologies, such as our contact center, collaboration bridge and network monitoring software, into our products, and intend to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology or updates to those technologies may not continue to be available to us on commercially reasonable terms, or at all. Furthermore, we do not own the electronic design for our phones, so it may be difficult for us to arrange for an alternate of or a replacement for these products in a timely manner. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business.
Failure to protect our intellectual property could substantially harm our business.
     Our success and ability to compete are substantially dependent upon our intellectual property. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, enterprise customers, strategic partners and others to protect our intellectual proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We currently have three issued patents and 17 patent applications in the United States. We also have one foreign patent application relating to one of our U.S. patents. We cannot assure you that any additional patents will be issued. Even if patents are issued, they may not adequately protect our intellectual property rights or our products against competitors, and third-parties may challenge the scope, validity and/or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.
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
     There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. Third-parties have in the past sent us correspondence regarding their intellectual property and have filed litigation against us, and in the future we may receive claims that our products infringe or violate their intellectual property rights. In this regard, on June 27, 2007, Mitel Networks Corporation, one of our competitors, filed a lawsuit alleging that we infringed six of its patents. See “Business — Legal Proceedings” for a further discussion of this lawsuit. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
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
     We are in the process of taking steps intended to remedy this material weakness. For example, we have hired additional staff and have instituted new processes to address this area. We will not be able to fully address this material weakness until these steps have been completed. If we fail to maintain the number and expertise of our staff for our accounting and finance functions, and to improve and maintain internal control over financial reporting adequate to meet the demands of a public company, including the requirements of the Sarbanes- Oxley Act, we may be unable to report our financial results accurately. If we cannot do so, our business, reputation and stock price may decline.
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
     We have experienced a period of rapid growth in our headcount and operations. In the last two years, we have more than doubled our workforce and significantly expanded our channel partner network and the number and size of enterprise customers implementing our systems. We anticipate that we will further expand our operations. This growth has placed, and anticipated future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in filling enterprise customer orders, declines in product quality or customer satisfaction, increases in costs or other production and distribution difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

We intend to expand our international operations, which could expose us to significant risks.
     To date we have limited international operations and have had low amounts of revenue from international enterprise customers. The future success of our business will depend, in part, on our ability to expand our operations and enterprise customer base successfully worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including:
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
     As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, have imposed a variety of requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel are devoting a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance, and we will be required to incur substantial costs to maintain the same or similar coverage.
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
     Currently, more than 50% our shares are held by our venture capital investors. If these investors or any of our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. On December 29, 2007, the lock-up and market stand off arrangements relating to our initial public offering expired. Accordingly, all of our outstanding shares are freely tradable without restriction or further registration under the federal securities laws, subject in some cases to the volume, manner of sale and other limitations under Rule 144 and 701. In addition, pursuant to our investor rights agreement, some of our early investors may require us to register their shares for public sale which could result in a substantial volume of shares being sold in a short period of time.

We are exposed to fluctuations in the market values of our money market funds and investments; impairment of our money market funds or investments could harm our earnings
     We maintain an investment portfolio of various holdings, types, and maturities. These securities are recorded on our Consolidated Balance Sheets at fair value. The unrealized gains or losses on these investments at March 31, 2008 were immaterial. This portfolio includes money market funds which have some exposure to asset-backed structured investment vehicles (SIVs). If the SIVs incur significant losses, we may recognize in earnings a decline in fair value of our money market funds below the cost basis when the decline is judged to be other-than-temporary.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Public Offering of Common Stock
     The effective date of the registration statement for our initial public offering was July 2, 2007. As of March 31, 2008, the proceeds from our initial public offering were primarily invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
See Index to Exhibits following the signature page to this 10-Q, which is incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 13, 2008

ShoreTel, Inc.
By:	/s/ Michael E. Healy
Michael E. Healy
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.1	Employment Agreement with Don Girskis dated January 23, 2008
31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 (1)	Section 1350 Certification of Chief Executive Officer.
32.2 (1)	Section 1350 Certification of Chief Financial Officer.

(1)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.
(b)	Financial Statement Schedules.
     All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.