Form 10-K
period 2008-06-30
ShoreTel Inc
filed 2008-09-12
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33506

SHORETEL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	3661	77-0443568
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial code number)	(I.R.S. employer identification no.)

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

Large accelerated filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007 was approximately $207.8 million based on the number of shares held by non-affiliates of the registrant as of December 31, 2007 and based on the reported last sale price of common stock on December 31, 2007. This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by ten percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of September 2, 2008 was 43,403,974.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on November 12, 2008, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended June 30, 2008 are incorporated by reference into Part III of this Report.

TRADEMARKS

The ShoreTel logo, ShoreTel, ShoreCare, ShoreGear and ShoreWare are registered trademarks of ShoreTel, Inc. in the United States and/or other countries. ShorePhone is a trademark of ShoreTel, Inc. in the United States and/or other countries. All other trademarks, tradenames and service marks herein are the property of their respective owners.

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

Overview

We are a leading provider of Internet Protocol, or IP, unified communications systems for enterprises. Our systems are based on our distributed software architecture and switch-based hardware platform which enable multi-site enterprises to be served by a single system. Our systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, we believe our systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.

Our solution is comprised of ShoreGear switches, ShorePhone IP telephones and ShoreWare software applications. We provide our systems to enterprises across all industries, including to small, medium and large companies and public institutions. Our enterprise customers include multi-site Fortune 500 companies. As of June 30, 2008, we had sold our IP unified communications systems to close to 8,000 enterprise customers. We sell our systems through our extensive network of over 600 channel partners.

We have achieved broad industry recognition for our technology and high customer satisfaction. Our enterprise IP unified communications systems have been voted “Best in Show” for the last two years at the industry’s flagship tradeshow, VoiceCon. For the last five years, IT executives surveyed by Nemertes Research, an independent research firm, have rated ShoreTel highest in customer satisfaction among leading enterprise unified communications systems providers.

We have increased our total revenue over the last four fiscal years, from $35.5 million in fiscal 2005 to $128.7 million in fiscal 2008, and we generated net income available to common stockholders of $2.6 million in fiscal 2008. As of June 30, 2008, we had an accumulated deficit of $82.2 million and total stockholders’ equity of $113.2 million.

We were originally incorporated in California in September 1996, and reincorporated into Delaware in June 2007.

Products

We provide a switch-based IP unified communications system for enterprises. Our systems are based on our distributed software architecture and switch-based hardware platform that enable a single system to serve multi-site enterprises. This architecture provides high network reliability and allows for a single point of management and administration of a system across all sites of a multi-site enterprise. System administrators can make changes anywhere throughout the system through a web browser interface that presents a user-friendly view of the system’s configuration. Our architecture also provides end users with a consistent and full set of features across an enterprise, regardless of location.

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

ShoreGear switches.    Our switches provide call management functionality, and each switch in the system is capable of independently establishing and terminating calls without relying on a centralized call control server. As a result, enterprise unified communications can survive a variety of LAN, WAN and hardware failures. The high reliability of our switches is enhanced by two key design features: the use of flash memory in lieu of disk drives and running an embedded operating system optimized for real-time processing, such as call management. Unlike disk drives, flash memory does not rely on mechanical movement, and therefore is less likely to break down and cause our systems to fail. Furthermore, our embedded operating system enables a higher performing and more reliable software platform relative to server-centric IP systems because it is optimized for real-time processing. The reliability of each site within the system can be further improved by adding a single additional switch to that site to create “n+1” redundancy, rather than requiring a dedicated back-up switch for each primary switch to improve reliability as needed by alternative systems. In addition, our switches connect to the public telephone network via one of several interfaces, including high-density T1 and E1 interfaces. We offer thirteen switches of varying capabilities to meet the needs of enterprises of all sizes. The modular nature of our switches allows our enterprise customers to easily expand their system capacity by deploying additional switches across their network.

ShorePhone IP phones.    We offer a range of innovative, high performance phones to meet the needs of the different types of end users across the enterprise. Our phones are designed to provide a superior combination of ergonomics, sound quality and appearance. We offer eleven phones that vary by size, display features, line capacity and Gigabit Ethernet support. ShorePhone IP phones are designed to function without any configuration, simplifying installation. Our systems also support Wi-Fi phones for mobile workers.

ShoreWare software applications.    Our ShoreWare software features a number of applications that facilitate the end user experience and enterprise system management. In addition, we offer additional business applications that integrate with core business processes to provide improved functionality and enhanced end user productivity. An industry standard server is used to support these applications, as opposed to the call management functions of our systems, which run entirely on ShoreGear switches. Our ShoreWare software consists of our proprietary software as well as third-party applications and includes

•

ShoreWare desktop applications and features.    ShoreWare desktop applications and features for end users include the following primary offerings: Personal Call Manager, Unified Messaging, Office Anywhere, Automated Attendant and a softphone.

•

Personal Call Manager.    Personal Call Manager is an application that allows end users to manage their communications from their desktops. With the click of a mouse, end users can initiate, manage, terminate, and receive calls, convene and manage conference calls, and see the availability of others on the network. This functionality is enhanced by the integration of our Personal Call Manager application with Microsoft Outlook, which allows the end user to initiate calls from a contact list. An enhanced version of this application, Professional Call Manager, adds desktop video, instant messaging (IM) and softphone capabilities.

•

Unified Messaging.    Unified Messaging integrates our voicemail application with Microsoft Outlook. This enables end users to receive, send, be notified of and play voice mail messages through their Microsoft Outlook email.

•

Office Anywhere.    The Office Anywhere feature enables end users outside the office to manage calls with Personal Call Manager and to enjoy the same call handling productivity benefits as their office-based colleagues. Calls directed to the end user’s office phone are forwarded to the end user’s location, and the end user’s outbound calls appear to the called party as if they originated in the end user’s office. Using Office Anywhere, end users have the same call management and unified messaging features and functionality at remote locations as they have in their offices.

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

•

ShoreWare Director.    ShoreWare Director provides enterprises with a single point of system management, enabling IT administrators to view and manage the entire unified communications system of the enterprise from any location using a single application. A new end user’s extension, mailbox and automated attendant profile can be added from a single management screen, avoiding the additional work required with most PBXs, voice mail systems and automated attendants.

•

ShoreWare System Monitor.    ShoreWare System Monitor is an IP voice management tool that is designed to continuously measure the performance of every link in the network, enabling an enterprise to identify and address voice quality issues.

•	ShoreTel Contact Center. ShoreTel Contact Center allows enterprises to efficiently manage significant inbound or outbound call activities.

•

Additional business applications.    We offer other business applications, such as ShoreTel Converged Conferencing and integration with third party applications. ShoreTel Converged Conferencing enables enterprises to conduct large audio conferences and provides collaboration tools for application sharing, desktop sharing, instant messaging and end user availability information. Our third party applications integrations include several customer relationship management (CRM) solutions (Salesforce.com, Microsoft Dynamics, Netsuite and RightNow) as well as cost recovery applications (Equitrak and Copitrak) These integrations are designed to improve the productivity of end users that use these application by seamlessly integrating communications capabilities into their data driven workflow.

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

•

System design and installation services include the assessment of the unified communications requirements of a particular enterprise, the configuration of a system to maximize its efficiency, the management of the installation, and the subsequent testing and implementation of our systems.

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

The key elements of our distributed software architecture are:

•	software that allows a geographically distributed system to operate and be managed as a single system

•	software that enables calling between switches and allows calls to be distributed among switches instead of using a single centralized switch;

•	software that enables ShoreGear switches to obtain call routing information;

•	software that monitors the bandwidth consumed on each WAN segment and prevents the system from exceeding bandwidth limitations;

•	software that monitors all call activity on ShoreGear switches, and enables integration of ShoreTel and third-party applications;

•	software that coordinates the functions of all servers on the system, allowing them to perform as a single, virtual server;

•	software that enables remote ShoreTel and third-party applications to access and modify our systems;

•	software that enables the switch to communicate with the application server, and receive system configuration information;

•	software that allows each switch to maintain a comprehensive view of the system; and

•	software that provides a graphical user interface for our phones.

Our switch-based software also uses industry-standard Media Gateway Control Protocol, or MGCP, and Session Initiation Protocol, or SIP, for setting up calls.

ShoreGear switches are comprised of off-the-shelf, embedded microprocessors and networking components, such as Ethernet controllers, and customized integrated circuits. These switches run on an embedded operating system, and use random access memory and flash memory and our switch call management software for application processing. ShorePhone IP phones are comprised of enterprise IP phone chips manufactured by Broadcom Corporation and customized LCD displays, microphones and speaker circuitry.

Enterprise Customers

Our enterprise customers include small, medium and large companies and public institutions in a wide range of vertical markets, including professional services, financial services, government, education, health care, manufacturing, non-profit organization, and technology industries. As of June 30, 2008, we had sold our IP unified communications systems to close to 8,000 enterprise customers. Our broad enterprise customer base reflects our historical strength in the small and medium-sized business and public institution sectors.

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

Sales and Marketing

We sell our products and services primarily through an extensive network of channel partners, including distributors in most international markets. As of June 30, 2008, we had over 600 channel partners in our network. These channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services. Our channel partners market and sell our products into both the large enterprise and small-to-medium enterprise markets.

We maintain a sales organization that recruits, qualifies and trains new channel partners, participates in sales presentations to potential enterprise customers and assesses customer feedback to assist in developing product roadmaps. As part of our increased focus on sales to large accounts, we also have a major accounts program whereby sales personnel assist our channel partners in selling to and providing support for large enterprise customer accounts. No single channel partner accounted for 10% or more of our total revenue in fiscal 2008.

We believe our channel partner network allows us to effectively sell our systems without the need to build large dedicated in-house sales and service capabilities. We continue to work with existing channel partners to expand their sales of our systems and to recruit new channel partners with a focus on increasing market coverage.

Our internal marketing team focuses on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. In addition to providing marketing materials, we communicate product and service offerings through our installed base news letters, direct mail campaigns, web postings, press releases and web-based training.

Research and Development

We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet enterprise customer requirements is essential to our success. To this end, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, unified communications network design, data networking and software engineering. Our principal research and development activities are conducted in Sunnyvale, California. We have invested significant time and financial resources into the development of our architecture, including our switches and related software. We intend to continue to expand our product offerings, improve the features available on our products and integrate our systems with third-party enterprise applications. Research and development expenses were $26.7 million, $17.2 million and $9.7 million in fiscal 2008, 2007 and 2006, respectively.

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

We regularly provide forecasts for orders, and we order products from our contract manufacturers based on our projected sales levels, which is well in advance of receiving customer orders. However, enterprise customers may generally cancel or reschedule orders without penalty, and delivery schedules requested by enterprise customers in these orders frequently vary based upon each enterprise customer’s particular needs.

We also rely on sole or limited numbers of suppliers for several key components utilized in the assembly of our products. For example, our contract manufacturers purchase semiconductors that are essential to the production of our phones from a single source supplier, and we have not identified any alternative suppliers for these components. This reliance is amplified by the fact that our contract manufacturers maintain relatively low inventories and acquire components only as needed. As a result, our ability to respond to enterprise customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. We cannot assure you that we will be able to obtain a sufficient quantity of these components in a timely manner to meet the demands of our enterprise customers or that prices of these components will not increase. Any delays or any disruption of the supply of these components could also materially and adversely affect our operating results.

Financial Information about Geographic Areas

For financial information about geographic areas, refer to Note 13 of the notes to the Consolidated Financial Statements in Item 8 of this report.

Competition

The market for enterprise IP unified communications systems is quickly evolving, highly competitive and subject to rapid technological change. As a result of the convergence of voice, video, messaging and data networking technologies that characterize IP enterprise unified communications systems, we compete with providers of enterprise unified communications systems, such as:

•	Providers of IP systems, including 3Com and Cisco Systems; and

•	Providers of hybrid and IP systems, including Avaya, Alcatel-Lucent, Mitel Networks and Nortel Networks.

In addition, because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise unified communications market, including companies that currently compete in other sectors of the information technology, communications and software industries or communications companies that serve residential rather than enterprise customers. In particular, as more enterprises converge their voice and data networks, the business information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications, such as Microsoft. We could also face competition from new market entrants, whether from new ventures or from established companies moving into the market. Competition from these and other potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering. In addition, technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. Many of our current and potential competitors are substantially larger than we are and have significantly greater financial, sales, marketing, and distribution, technical, manufacturing and other resources. We believe that we currently compete favorably with regard to the principal competitive factors applicable to our products, which include:

•	price of products and services and total cost of ownership;

•	system reliability;

•	voice, video, and messaging quality and product features;

•	ease of administration and installation, including system scalability;

•	customer service and technical support;

•	relationships with buyers and decision makers;

•

the ability to integrate various products into an enterprise customer’s existing networks, including the ability of a provider’s products to interoperate with other providers’ communications products; and

For more information concerning competition, please see “Risk Factors — Risks Related To Our Business — The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are” and “— As voice, video, messaging and data networks converge, we are likely to face increased competition from companies in the information technology, personal and business applications and software industries.”

Intellectual Property

A factor to our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have five patents issued in the United States, which expire in 2019, 2023, 2023, 2025 and 2025, and have 19 patent applications in the United States. We also have one foreign patent application relating to one of our U.S. patents.

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

Employees

As of June 30, 2008, we had 365 employees in North America, Europe, Asia and Australia, of which 125 were in sales and marketing, 120 were in engineering, 59 were in global support services, 42 were in general and administrative functions and 19 were in operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.

Executive Officers

The following table sets forth information about our executive officers as of September 2, 2008:

Name	Age (Years)	Position
John W. Combs	61	Chairman, President and Chief Executive Officer
Edwin J. Basart	59	Founder, Chief Technology Officer and Director
Michael E. Healy	47	Chief Financial Officer
Donald J. Girskis	48	Senior Vice President, Worldwide Sales
Pedro E. Rump	52	Vice President, Engineering and Operations
Walter Weisner	52	Vice President, Global Services
William P. Garvey	43	Vice President, General Counsel and Secretary

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

Donald J. Girskis has served as our Senior Vice President of Worldwide Sales since February 2008. From 1993 to 2008, Mr. Girksis held a variety of executive positions at Sprint-Nextel, a telecommunications company, most recently as the Senior Vice President and General Manager of Boost Mobile, a subsidiary of Sprint-Nextel. At Nextel, Mr. Girskis held the position of Area Vice President of Sales, Area Vice President of Marketing, Vice President of Engineering, and General Manager. Prior to Sprint-Nextel, Mr. Girskis held sales management positions with Businessland, and Los Angeles Cellular Telephone Company. Mr. Girskis holds a B.A. in business administration from California State University at Fullerton.

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

William P. Garvey has served as our Vice President, General Counsel and Secretary since April 2008. From January 2005 to September 2007, Mr. Garvey served as General Counsel, Vice President of Corporate Development, and Secretary of Rackable Systems, Inc., a publicly traded computer server manufacturer. From September 1997 to December 2004, Mr. Garvey served as General Counsel, Vice President of Corporate Development and Secretary for Actuate Corporation, a publicly traded software company. Mr. Garvey holds a B.S. in applied sciences and engineering from the United States Military Academy and a J.D. from Stanford Law School.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our historical revenues and operating results have varied from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. For example, in response to our announcement regarding our preliminary financial results for the quarter ended December 31, 2007 our stock price declined substantially. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

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

•	the timing and success of new product introductions by us or our competitors;

•	the timing of recognition of revenue from sales to our customers;

•	changes in our or our competitors’ pricing policies or sales terms;

•	changes in the mix of our products and services sold during a particular period;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party manufacturing costs and costs of components;

•	our ability to obtain sufficient supplies of components;

•	our ability to maintain sufficient production volumes for our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R);

•	publicly-announced litigation, such as the lawsuit by Mitel or stockholder litigation, and the impact of such litigation on our operating expenses and sales;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	changes in domestic and international regulatory environments affecting the Internet and telecommunications industries;

•	our ability to successfully expand our international operations;

•	seasonality in our target markets; and

•	general economic conditions or economic recession.

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

We may not be profitable in future periods and our past growth rates may not be indicative of our future growth, and we may not be able to continue to maintain or increase our growth.

We have not been profitable in some prior periods and we had an accumulated deficit of $82.2 million as of June 30, 2008. We may not succeed in sustaining profitability in future periods. We incur significant operating expenses associated with being a public company. We also expect that our operating expenses will continue to increase in all areas as we seek to grow our business. If our gross profit does not increase to offset these expected increases in operating expenses, our operating results will be negatively affected. You should not consider our historic revenue growth rates as indicative of our future growth. Accordingly we cannot assure you that we will be able to maintain or grow our revenue in the future.

The gross margins on our products may decrease due to competitive pressures or otherwise, which could negatively impact our profitability.

It is possible that the gross margins on our products will decrease in the future in response to competitive pricing pressures, new product introductions by us or our competitors, changes in the costs of components, manufacturing issues, royalties we need to pay to use certain intellectual property, or other factors. If we experience decreased gross margins and we are unable to respond in a timely manner by introducing and selling new, higher-margin products successfully and continually reducing our product costs, our gross margins may decline, which will harm our business and results of operations.

Our business could be harmed by adverse economic conditions in our target markets or reduced spending on information technology and telecommunication products.

Our business depends on the overall demand for information technology, and in particular for telecommunications systems. The market we serve is emerging and the purchase of our products involves significant upfront expenditures. In addition, the purchase of our products can be discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions in our target markets, or a reduction in information technology or telecommunications spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and reduced unit sales. For example, we estimate that a significant percentage of our sales in the year ended June 30, 2008 were derived from the financial services market, which is experiencing a downturn related to the sub-prime mortgage market defaults and conditions in the credit markets.

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

As voice and data networks converge, we are likely to face increased competition from Microsoft and other companies in the information technology, personal and business applications and software industries.

The convergence of voice and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications market and offer products that compete with our systems, commonly referred to as Unified Communications. Competition from these potential market entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation has recently announced its unified communications product roadmap. This includes its recently introduced “Office Communicator 2007,” which Microsoft stated will allow end users to control communications, including voice over IP, through the Office Communicator application on their PC, which we expect will provide functionality similar to that offered by our Personal Call Manager application. Microsoft has also introduced “Office Communications Server 2007,” a product that offers competing unified messaging capabilities. Microsoft has also developed an IP phone and has licensed the rights to produce such phones to third parties. In addition, Microsoft has also entered into alliances with several of our competitors, and in July 2007 announced an extensive relationship with Nortel for the production of IP-based communications equipment that will be integrated with the Microsoft systems and Office Communicator Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this market.

If Microsoft continues to move into the telecommunications market or if other new competitors from the information technology, personal and business applications or software industries enter the telecommunications market, the market for IP telecommunications systems will become increasingly competitive. If the solutions offered by Microsoft or other new competitors achieve substantial market penetration, or if we cannot integrate our products with Microsoft’s, we may not be able to maintain or improve our market position, and our failure to do so could materially and adversely affect our business and results of operations.

If the emerging market for enterprise IP telecommunications systems does not continue to grow and if we do not increase our market share, our future business would be harmed.

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

Even if enterprise IP telecommunications systems become more widespread in the future, we cannot assure you that our products will attain broad market acceptance. We estimate that our sales represent a very small percentage of the total available market for enterprise IP telecommunications systems. We must increase our market penetration in order to maintain and expand our business.

We rely on third-party resellers to sell our products, and disruptions to, or our failure to develop and manage our distribution channels and the processes and procedures that support them could adversely affect our business.

Substantially all of our total revenue is generated through indirect channel sales. These indirect sales channels consist of third-party resellers that market and sell telecommunications systems and other products and services to customers. We expect indirect channel sales will continue to generate a substantial majority of our total revenue in the future. Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of third-party resellers of telecommunications products and services. Our success in expanding our customer base to larger enterprises will depend in part on our ability to expand our channel to partners that serve those larger enterprises. In addition, we rely on these entities to provide many of the installation, implementation and support services for our products. Accordingly, our success depends in large part on the effective performance of these channel partners. By relying on channel partners, we may in some cases have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing enterprise customer requirements and respond to evolving enterprise customer needs. This difficulty could be more pronounced in international markets, where we expect that enterprise customers will purchase our systems from a channel partner that purchased through a distributor. Additionally, some of our channel partners are smaller companies that may not have the same financial resources as other of our larger channel partners, which exposes us to collections risks.

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

Our future growth depends on our ability to develop and introduce new products successfully. Due to the complexity of the type of products we produce, there are significant technical risks that may affect our ability to introduce new products and features successfully. For example, our future success will depend in part on our ability to introduce new applications such as contact center systems, which are based on complex software, and our ability to integrate our products with other business applications, such as Microsoft Office. In addition, we must commit significant resources to developing new products and features before knowing whether our invest-

ments will result in products that are accepted by the market. The success of new products depends on many factors, including:

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

Our success and ability to compete are substantially dependent upon our intellectual property. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, enterprise customers, strategic partners and others to protect our intellectual proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We currently have a very small number of issued U.S. patents and a small number of patent applications pending in the U.S. and outside the U.S. We cannot assure you that any additional patents will be issued. Even if patents are issued, they may not adequately protect our intellectual property rights or our products against competitors, and third-parties may challenge the scope, validity and/or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, own or claim to own intellectual property relating to our industry and may have substantially larger and broader patent portfolios than we do. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. Third-parties have in the past sent us correspondence regarding their intellectual property and have filed litigation against us, and in the future we may receive claims that our products infringe or violate their intellectual property rights. In this regard, on June 27, 2007, Mitel Networks Corporation, one of our competitors, filed a lawsuit alleging that we infringed six of its patents. See “Business — Legal Proceedings” for a further discussion of this lawsuit. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

This reliance is exacerbated by the fact that we maintain a relatively small amount of inventory and our contract manufacturers typically acquire components only as needed. As a result, our ability to respond to enter-

prise customer orders efficiently may be constrained by the then-current availability or the terms and pricing of these components. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our relationships with current and prospective enterprise customers. Also, from time to time we have experienced component quality issues with products obtained from our contract manufacturers. In addition, any increase in the price of these components could reduce our gross margin and adversely impact our profitability. We may not be able to obtain a sufficient quantity of these components to meet the demands of enterprise customers in a timely manner or that prices of these components may increase. In addition, problems with respect to yield and quality of these components and timeliness of deliveries could occur. These delays could also materially and adversely affect our operating results.

If we fail to offer high quality customer support and services, our business would suffer.

Once our telephone systems are deployed within our end customers’ sites, our customers depend on our support organization to resolve any issues relating to our products. A high level of customer support and services is important for the successful marketing and sale of our products. If we or our channel partners do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our products to existing customers would suffer and our reputation with potential customers would be harmed. Many of our channel partners offer primary support for the products they sell to customers. If the channel partners fail to provide timely and effective services, our business could be harmed. As we expand our sales, we will be required to hire and train additional support personnel. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we fail to maintain high quality customer support or to grow our support organization to match any future sales growth, our business will suffer.

Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies.

We outsource the manufacturing of our products. Currently, we have arrangements for the production of our products with a contract manufacturer in California and a contract manufacturer located in China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules.

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

We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers and typically prior to receiving a purchase order from our customers. We therefore make significant investments before our resellers or customers are contractually obligated to purchase our products and before we know if corresponding shipment forecasts will be changed. Our resellers and customers are not contractually bound by the forecasts they provide us until they sign a purchase order, and the orders we ultimately receive often differ from original forecasts. If we underestimate demand for our products, we will have inadequate inventory, which could result in delays in shipments, loss of orders and reduced revenues. This is exacerbated by the fact that lead times for materials and components that we need can vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. On the other hand, if we overestimate demand for our products and increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory and we will face a risk of significant inventory write-downs. Our failure to forecast demand accurately on a timely basis could result in a decrease in our revenues and gross margins.

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

We have experienced a period of rapid growth in our headcount and operations. In the last two years, we have substantially increased our workforce and significantly expanded our channel partner network and the number and size of enterprise customers implementing our systems. We anticipate that we will further expand our operations. This growth has placed, and anticipated future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in filling enterprise customer orders, declines in product quality or customer satisfaction, increases in costs or other production and distribution difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

We face certain litigation risks.

We are a party to certain lawsuits. Litigation can be lengthy, time-consuming, expensive, disruptive to normal business operations and may divert management time and resources. The results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, results of operations or financial condition. In addition, we may incur higher general and administrative expenses than we have in the past in order to defend and prosecute this litigation, which could adversely affects our operating results. For additional information regarding the material lawsuits in which we are involved, see Item 3 “Legal Proceedings.”

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

Our products must interface with enterprise customer software, equipment and systems in their networks, each of which may have different specifications. To the extent our competitors supply network software, equip-

ment or systems to our enterprise customers, it is possible these competitors could design their technologies to be closed or proprietary systems that are incompatible with our products or to work less effectively with our products than their own. As a result, enterprise customers would be incentivized to purchase products that are compatible with the products and technologies of our competitors over our products. A lack of interoperability may result in significant redesign costs and harm relations with our enterprise customers. If our products do not interoperate with our enterprise customers’ networks, installations could be delayed or orders for our products could be cancelled, which would result in losses of revenue and enterprise customers that could significantly harm our business.

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

Although we anticipate that our current cash on hand and the proceeds from our initial public offering, which was completed in July 2007, will be sufficient to meet our currently anticipated cash needs through fiscal 2009, if our cash and cash equivalents balances and any cash generated from operations and from our initial public offering are not sufficient to meet our future cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:

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

We are exposed to fluctuations in the market value of our money market funds and investments and financial pressure on investment institutions managing our investments may lead to restrictions on access to our investments which could harm our financial condition.

We maintain an investment portfolio of various holdings and maturities. These securities are recorded on our consolidated balance sheets at fair value. This portfolio includes money market funds which have some exposure to asset-backed structured investment vehicles (SIVs). If the SIVs incur significant losses, we may recognize a decline in fair value of our money market funds below our cost basis which could negatively impact our earnings. We also hold notes, bonds and commercial paper of various issuers. If the debt of these issuers is downgraded, the carrying value of these investments could be impaired. In addition, we could also face default risk from some of these issuers, which could also cause the carrying value to be impaired. In addition, financial institutions have been under significant pressure over the past several quarters. Should one or more of the financial institutions managing our invested funds experience increased financial pressure resulting in bankruptcy or the threat of bankruptcy access to our funds may be restricted for a period of time and may also result in losses on those funds.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the SEC, beginning with the year ended June 30, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financing reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NASDAQ Stock Market, or NASDAQ, or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

Our current level of net income as reported on our financial statements could increase the likelihood of identifying a material weakness in our internal controls.

The threshold for determining whether or not we have a material weakness in our internal controls and procedures as defined by the Sarbanes-Oxley Act is, in part, based on our net income. If our net income should remain at its current level or decrease, the materiality threshold associated with deficiencies discovered in our internal controls and procedures would remain relatively low or decrease, increasing our risk of identifying and having to disclose material control weaknesses, which negatively impact the price of our stock.

Our principal offices and the facilities of our contract manufacturers are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could damage our facilities or the facilities of our contract manufacturers, which could cause us to curtail our operations.

Our principal offices, our disaster recovery site, and the facilities of one of our contract manufacturers are located in California near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We and our contract manufacturers are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from dis-

asters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Risks Related to Ownership of Our Common Stock

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.

Our stock has been publicly traded for a relatively short period of time, having first begun trading in July 2007. During that time our stock price has fluctuated significantly, from a low of approximately $4 per share to a high of approximately $20 per share. At times the stock price has changed very quickly. For example, in January 2008, our stock price dropped from approximately $13 per share to approximately $6 per share, and as a result, we were named in the lawsuits described in Item 3. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	fluctuations in the overall stock market;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	actual or anticipated fluctuations in our operating results;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell enterprise communication products in particular;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of one or more key customers;

•	the loss of key personnel;

•	the development and sustainability of an active trading market for our common stock;

•	lawsuits threatened or filed against us and the outcome of such lawsuits;

•	future sales of our common stock by our officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the Nasdaq Global Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have initiated securities class action litigation following declines in stock prices of technology companies. Our current litigation is, and any future litigation may, subject us to substantial costs, divert resources and the attention of management from our business, which could harm our business and operating results.

Future sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

Currently, more than 50% our shares are held by our venture capital investors. If these investors or any of our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. All of our outstanding shares are freely tradable without restriction or further registration under the federal securities laws, subject in some cases to the volume, manner of sale and other limitations under Rule 144 and 701. In addition, pursuant to our investor rights agreement, some of our early investors may require us to register their shares for public sale which could result in a substantial volume of shares being sold in a short period of time. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Our headquarters is located in Sunnyvale, California in a 63,781 square foot facility that we lease through October 2009. In June 2008, we entered into an office space lease for 10,683 square foot in Austin, Texas which commences in September 2008. We also maintain leased sales offices in Europe and Australia.

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

Information with respect to this item may be found in Note 11 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on The NASDAQ Global Market under the symbol “SHOR” since July 3, 2007. Prior to then, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by The NASDAQ Global Market.

Year Ending June 30, 2008	High	Low
First Quarter (from July 3)	$16.50	$12.15
Second Quarter	18.32	13.25
Third Quarter	13.69	4.75
Fourth Quarter	5.64	4.42

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business

Holders of Record

As of September 2, 2008, there were 195 stockholders of record of our common stock, although we believe there are approximately 2,100 beneficial owners since many brokers and other institutions hold our common stock on behalf of stockholders. On September 2, 2008, the last reported sales price of our common stock on the Nasdaq Global Market was $5.72 per share.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Performance Graph (1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on July 3, 2007, the date our common stock first started trading on the NASDAQ National Market through June 30, 2008, for (i) our common stock, (ii) the S&P 500 Index and (iii) the NASDAQ Telecommunications Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of 1 Year Cumulative Total Return

Assumes Initial Investment of $100

June 2008

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of ShoreTel, Inc. under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of June 30, 2008. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	7,245,000	$8.10	2,903,000
Equity compensation plans not approved by security holders	—	—	—

Total	7,245,000	$8.10	2,903,000

(1)	The number of securities remaining available for future issuance in column (c) includes 2,903,000 shares of common stock authorized and available for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”) and our 2007 Equity Incentive Plan (the “2007 Plan”). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to 1% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors and the number of shares authorized for issuance under the 2007 Plan is subject to an annual increase equal to 5% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of June 30, 2008.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Revenue:
Product	$110,496	$87,095	$55,300	$31,970	$16,587
Support and services	18,233	10,732	6,308	3,512	2,241

Total revenue	128,729	97,827	61,608	35,482	18,828
Cost of revenue:
Product(1)	37,451	29,751	21,855	13,961	7,725
Support and services(1)	9,994	6,837	5,425	2,907	1,660

Total cost of revenue	47,445	36,588	27,280	16,868	9,385

Gross profit	81,284	61,239	34,328	18,614	9,443
Operating expenses:
Research and development(1)	26,691	17,224	9,720	7,034	5,517
Sales and marketing(1)	37,780	26,126	15,699	10,050	8,004
General and administrative(1)	17,420	11,673	4,936	3,045	2,166

Total operating expenses	81,891	55,023	30,355	20,129	15,687

Operating income (loss)	(607)	6,216	3,973	(1,515)	(6,244)
Other income — net	4,101	273	248	124	(7)

Income (loss) before provision for income tax	3,494	6,489	4,221	(1,391)	(6,251)
Income tax provision	(861)	(408)	(219)	(11)	—

Net income (loss)	2,633	6,081	4,002	(1,402)	(6,251)
Accretion of preferred stock	—	(50)	(51)	(32)	(26)

Net income (loss) available to common stockholders	$2,633	$6,031	$3,951	$(1,434)	$(6,277)

Net income (loss) per common share available to common stockholders(2):
Basic	$0.06	$0.70	$0.60	$(0.27)	$(1.27)

Diluted	$0.06	$0.17	$0.12	$(0.27)	$(1.27)

Shares used in computing net income (loss) per share available to common stockholders:
Basic	42,413	8,565	6,609	5,352	4,935
Diluted	44,861	35,581	33,431	5,352	4,935

(1)	Includes stock-based compensation expense as follows:

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands)
Cost of product revenue	$59	$12	$—	$—	$—
Cost of support and services revenue	503	99	16	—	—
Research and development	1,885	384	14	—	—
Sales and marketing	2,358	533	7	—	—
General and administrative	2,135	1,658	45	82	45

Total stock-based compensation expense	$6,940	$2,686	$82	$82	$45

(2)	See Note 3 to our consolidated financial statements for a description of the method used to compute basic and diluted net income (loss) per share available to common stockholders, which gives effect to the 1-for-10 reverse split of our outstanding common stock on June 22, 2007.

Effective July 1, 2006, we adopted SFAS 123(R) “Share-Based Payment.” Stock-based compensation expense for years prior to fiscal 2007 was calculated based on provisions of APB 25 “Accounting for Stock Issued to Employees.”

	As of June 30,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents and short-term investments	$102,811	$17,326	$12,333	$5,373	$723
Working capital	111,993	23,018	16,208	10,741	1,320
Total assets	147,797	53,034	30,885	20,960	7,962
Redeemable convertible preferred stock	—	56,341	56,332	56,281	46,300
Total stockholders’ equity (deficit)	113,213	(31,829)	(41,168)	(45,713)	(44,596)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.” We report results on a fiscal year ending June 30. For ease of reference within this section, 2008 refers to the fiscal year ended June 30, 2008, 2007 refers to the fiscal year ended June 30, 2007, and 2006 refers to the fiscal year ended June 30, 2006.

Overview

We are a leading provider of IP telecommunications solutions for enterprises. Our solution is comprised of our ShoreGear switches, ShorePhone IP phones and ShoreWare software applications. We were founded in September 1996 and shipped our first system in 1998. We have continued to develop and enhance our product line since that time. We currently offer a variety of models of our switches and IP phones.

We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including to small, medium and large companies and public institutions. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners has more than doubled since June 30, 2004 to over 600 as of June 30, 2008. Channel partners typically purchase our products directly from us. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

Most channel partners generally perform installation and implementation services for the enterprises that use our systems. In most cases, our channel partners provide the post-contractual support to the enterprise customer by providing first-level support services and purchasing additional services from us under a post-contractual support contract. For channel partners without support capabilities or that do not desire to provide support, we offer full support contracts to provide all of the support to enterprise customers.

We outsource the manufacturing of our products to contract manufacturers. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain a manufacturing operation. Our phone and switch products are manufactured by two contract manufacturers located in San Jose, California and China. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement, final testing and assembly of our products. We work closely with our contract manufacturers to manage the cost of components, since our total manufacturing costs are directly tied to component costs. We regularly provide forecasts to our contract manufacturers, and we order products from our contract manufacturers based on our projected sales levels well in advance of receiving actual orders from our enterprise customers. We seek to maintain sufficient levels of finished goods inventory to meet our forecasted product sales with limited levels of inventory to compensate for unanticipated shifts in sales volume and product mix.

Although we have historically sold our systems primarily to small and medium sized enterprises, we expanded our sales and marketing activities to increase our focus on larger enterprise customers. Accordingly, we have a major accounts program whereby our sales personnel assist our channel partners to sell to large enterprise accounts, and we coordinate with our channel partners to enable them to better serve large multi-site enterprises. To the extent we are successful in penetrating larger enterprise customers, we expect that the sales cycle for our products will increase, and that the demands on our sales and support infrastructure will also increase.

We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. While we expanded our operations to Europe in 2005 and to the Asia Pacific region in 2006, most of our enterprise customers are located in the United States. Revenue from international sales has been 5% or less of our total revenue for 2008, 2007, and 2006, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

We have experienced significant growth in past two years, with our total revenue growing to $128.7 million for 2008 from $61.6 million for 2006. This growth in revenue has largely been driven by increased demand for IP telecommunications systems from new enterprise customers, as well as sales of additional products to our installed enterprise customer base. Our operating expenses have also increased significantly to $81.9 million for 2008 from $30.4 million for 2006. This growth in operating expenses has primarily been driven by our growth in headcount, to 365 employees at June 30, 2008, as compared with 174 employees at June 30, 2006. We expect to continue to add personnel in all functional areas.

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

Deferred revenue.    Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at June 30, 2008 was $18.7 million, of which $13.9 million is expected to be recognized within one year.

Gross margin.    Our gross margin for products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system prices. We strive to increase our product gross margin by reducing hardware costs through product redesign and volume discount pricing from our suppliers. In general, product gross margin on our switches is greater than product gross margin on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall margin on system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross margins and increasing our profitability.

Gross margin for support and services is significantly lower than gross margin for products, and is impacted primarily by personnel costs and labor related expenses. The primary goal of our support and services function is to ensure a high level of customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we will be able to improve gross margin for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

Operating expense management.    Our operating expenses are comprised primarily of compensation and benefits for our employees and, therefore, the increase in operating expenses has been primarily related to increase in our headcount. We intend to expand our workforce to support our anticipated growth, and therefore our ability to forecast revenue is critical to managing our operating expenses.

Basis of Presentation

Revenue.    We derive our revenue from sales of our IP telecommunications systems and related support and services. Our typical system includes a combination of IP phones, switches and software applications. Channel partners buy our products directly from us. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction metrics, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue has accounted for 86%, 89%, and 90% of our total revenue for 2008, 2007 and 2006, respectively.

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

General and administrative expenses.    General and administrative expenses relate to our executive, finance, human resources, legal and information technology organizations. Expenses primarily include personnel costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense, software amortization costs, depreciation expense and facilities expenses. We also expect to incur additional general and administrative expenses related to our securities litigation matters and litigation with Mitel. In addition, as we expand our business, we expect to increase our general and administrative expenses.

Other income (expense).    Other income (expense) primarily consists of interest earned on cash and investments and other miscellaneous income (expenses).

Income tax provision.    Income tax provision includes federal, state and foreign tax on our income. From inception through 2005 we accumulated substantial net operating loss and tax credit carryforwards. We fully reserved the deferred tax asset from these losses and tax credits on our financial statements. We were profitable in 2008, 2007 and 2006 and had an effective tax rate of approximately 24.6%, 6.3% and 5.2%, respectively, as a result of utilizing portions of the deferred tax asset and reducing the related valuation allowance. The increase in the effective tax rate from 2007 to 2008 is primarily driven by the increase in non-deductible stock based compensation, the usage of available net operating losses in earlier years as well as the decrease in deferred tax assets available to offset taxable income.

We believe we have had multiple ownership changes, as defined under Section 382 of the Internal Revenue Code, due to significant stock transactions in previous years, which may limit the future realization of our net operating losses and tax credit carryforwards under Sections 382 and 383 of the Internal Revenue Code in future periods. Based on our final analysis, we believe the provisions of Section 382 will result in the forfeiture of federal and California net operating loss carryforwards of $71.5 million and $19.7 million, respectively, and federal and California research and development tax credit carryforwards of $1.5 million and $0.7 million, respectively.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2008	2007	2006
Revenue:
Product	86%	89%	90%
Support and services	14%	11%	10%

Total revenue	100%	100%	100%
Cost of revenue:
Product	29%	30%	35%
Support and services	8%	7%	9%

Total cost of revenue	37%	37%	44%

Gross profit	63%	63%	56%
Operating expenses:
Research and development	21%	18%	16%
Sales and marketing	29%	27%	26%
General and administrative	13%	12%	8%

Total operating expenses	63%	57%	50%

Operating income (loss)	—	6%	6%
Other income, net	3%	—	—

Income before provision for income tax	3%	6%	6%
Provision for income taxes	(1)%	—	—

Net income	2%	6%	6%

Fiscal 2008 compared to Fiscal 2007

Revenue.

	Year ended		Change
	June 30, 2008	June 30, 2007
			$	%
(in thousands, except percentages)
Revenue	$128,729	$97,827	$30,902	32%

The increase was primarily attributable to increased sales of our products and services. Product revenue was $110.5 million in 2008, an increase of $23.4 million, or 27%, from $87.1 million in 2007. Support and services revenue was $18.2 million in 2008, an increase of $7.5 million, or 70%, from $10.7 million in 2007, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training services and installations.

Gross margin.

	Year ended		Change
	June 30, 2008	June 30, 2007
			$	%
	(in thousands, except percentages)
Cost of revenue	$47,445	$36,588	$10,857	30%
Gross profit	$81,284	$61,239	$20,045	33%
Gross margin	63.1%	62.6%	n/a	1%

The increase in gross margin was attributable to an increase in support and services gross margin from 36% in 2007 to 45% in 2008. Support and services gross margin increased due to support and services revenue increasing by 70% and service costs only increasing 46%, compared to the same period in 2007. Compensation for support and services employees, the largest category of support and service costs, increased 33% in 2008, as headcount increased from 42 employees at June 30, 2007 to 52 employees at June 30, 2008. The product gross margin remained at 66% in 2008 and 2007.

Operating expenses

	Year ended		Change
	June 30, 2008	June 30, 2007
			$	%
	(in thousands, except percentages)
OPERATING EXPENSES:
Research and development	$26,691	$17,224	$9,467	55%
Sales and marketing	$37,780	$26,126	$11,654	45%
General and administrative	$17,420	$11,673	$5,747	49%

Research and development.    These expenses represented 21% and 18% of total revenue in 2008 and 2007, respectively. Compensation, including stock based compensation, for research and development employees accounted for $6.3 million of the increase, primarily as a result of an increase in headcount to 125 employees at June 30, 2008, from 102 employees at June 30, 2007. Additionally, outside engineering charges, facilities costs and consulting and professional services, accounted for $1.6 million, $0.8 million and $0.3 million, respectively, of the increase.

Sales and marketing.    These expenses represented 29% and 27% of total revenue in 2008 and 2007, respectively. Compensation, including stock based compensation for sales and marketing employees represented $7.9 million of the increase, primarily as a result of an increase in headcount, to 127 employees at June 30, 2008 from 94 employees at June 30, 2007. Additionally, travel and entertainment, consulting and temporary labor costs, public relations, trade shows, marketing cooperative advertising, issued equipment, depreciation and facilities expense accounted for $1.0 million, $0.4 million, $0.3 million, $0.2 million, $0.2 million, $0.3 million $0.2 million and $0.3 million, respectively, of the increase.

General and administrative.    These expenses represented 13% and 12% of total revenue in 2008 and 2007, respectively. Compensation for general and administrative employees, including stock based compensation, accounted for $3.3 million of the increase, primarily as a result of an increase in headcount, to 42 employees at June 30, 2008 from 33 employees at June 30, 2007. Legal expenses including litigation expenses, office rent, insurance, and depreciation accounted for $1.5 million, $0.8 million, $0.4 million and $0.3 million, respectively, of the increase. These increases were partially offset by decreases in recruiting costs and software license and maintenance fees by $0.4 million and $0.1 million, respectively.

Other income

	Year ended		Change
	June 30, 2008	June 30, 2007
			$	%
(in thousands, except percentages)
Other Income, net	$4,101	$273	$3,828	1402%

Other income.    The increase is primarily attributable to increase in interest income by $3.3 million on account of higher cash and investment balances in 2008 as compared to 2007. Additionally, in 2007 there were expenses of $0.5 million associated with an increase in fair value of preferred stock warrants that were converted in connection with our initial public offering that were partially offset against other income.

Income tax provision.

	Year ended		Change
	June 30, 2008	June 30, 2007
			$	%
(in thousands, except percentages)
Tax provision	$861	$408	$453	111%

The income tax provision was $861,000 in 2008, an increase of $453,000, from $408,000 in 2007, primarily due to an increase in our effective tax rate from 6.3% to 24.6%.

Fiscal 2007 compared to Fiscal 2006

Revenue.

	Year ended		Change
	June 30, 2007	June 30, 2006
			$	%
(in thousands, except percentages)
Revenue	$97,827	$61,608	$36,219	59%

The revenue growth in 2007 was primarily attributable to increased sales of our products and services. Product revenue was $87.1 million in 2007, an increase of $31.8 million, or 57%, from $55.3 million in 2006. Support and services revenue was $10.7 million in 2007, an increase of $4.4 million, or 70%, from $6.3 million in 2006, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training services and installations.

Gross margin.

	Year ended		Change
	June 30, 2007	June 30, 2006
			$	%
	(in thousands, except percentages)
Cost of revenue	$36,588	$27,280	$9,308	34%
Gross profit	$61,239	$34,328	$26,911	78%
Gross margin	62.6%	55.7%	n/a	12%

In 2007, the increase in total gross margin was attributable to product gross margin of 66% compared to 60% in 2006. The increase in product gross margin was due to improved margins on hardware products as a result of sales of hardware products introduced in April 2006 that have higher margins than the hardware products that they replaced. Support and services gross margin increased to 36% in 2007 from 14% in 2006. The increase in support and services gross margin was due to support and service revenue increasing by 70% and service costs only increasing 26%, compared to the same period in 2006. Compensation for support and services employees, the largest category of support and service costs, increased 41% in 2007, as headcount increased from 31 employees at June 30, 2006 to 42 employees at June 30, 2007.

Operating expenses

	Year ended		Change
	June 30, 2007	June 30, 2006
			$	%
	(in thousands, except percentages)
OPERATING EXPENSES:
Research and development	$17,224	$9,720	$7,504	77%
Sales and marketing	$26,126	$15,699	$10,427	66%
General and administrative	$11,673	$4,936	$6,737	136%

Research and development.    Compensation, including stock based compensation, for research and development employees accounted for $5.1 million of the increase in 2007 compared to 2006, primarily as a result of an increase in headcount to 102 employees at June 30, 2007, from 48 employees at June 30, 2006. Additionally, consulting and professional services, non-recurring engineering charges, software license and maintenance fees and equipment costs accounted for $0.8 million, $0.5 million, $0.3 million and $0.2 million, respectively, of the increase.

Sales and marketing.    Compensation, including stock based compensation for sales and marketing employees represented $7.2 million of the increase in 2007 compared to 2006, primarily as a result of an increase in headcount, to 94 employees at June 30, 2007 from 66 employees at June 30, 2006. Additionally, travel, promotional and lead generation programs, marketing shows and events and advertising and public relations accounted for $1.0 million, $1.0 million, $0.7 million and $0.6 million, respectively, of the increase.

General and administrative.    Compensation for general and administrative employees accounted for $2.6 million of the increase in 2007 compared to 2006, primarily as a result of an increase in headcount, to 33 employees at June 30, 2007 from 18 employees at June 30, 2006. General and administrative compensation expense in 2007 also included $1.7 million of stock-based compensation expense most of which is associated with an outstanding option granted prior to the adoption of SFAS 123(R) that was subject to variable accounting. Variable accounting on this outstanding option ceased in March 2007 upon the repayment of the related note receivable in exchange for the surrender of shares of our common stock having a value equal to the amounts outstanding under the note. Audit, legal and professional services accounted for $1.5 million and $1.5 million, respectively, of the increase. The remainder of the increase was primarily attributable to various expenses including travel expenses, software license and maintenance, training, and facility expenses.

Other income/(expense).

	Year ended		Change
	June 30, 2007	June 30, 2006
			$	%
(in thousands, except percentages)
Other Income, net	$273	$248	$25	10%

Other income (expense).    The increase in 2007 compared to 2006 was due to increased interest income of $0.5 million associated with higher average cash balances and interest rates in 2007 as compared to 2006. The increase was partially offset by an expense of $0.5 million associated with the increase in fair value of preferred stock warrants issued in 2001 and 2003 in conjunction with a line of credit.

Income tax provision.

	Year ended		Change
	June 30, 2007	June 30, 2006
			$	%
(in thousands, except percentages)
Tax provision	$408	$219	$189	86%

The increase in 2007 compared to 2006 was primarily due to an increase in our taxable income and in our effective tax rate from 5.2% to 6.3%.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments (in thousands):

	June 30, 2008	June 30, 2007	June 30, 2006
Cash and cash equivalents	$68,672	$17,326	$12,333
Short-term investments	34,139	—	—

Total	$102,811	$17,326	$12,333

As of June 30, 2008, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $102.8 million and accounts receivable (net) of $21.9 million. We do not hold any auction rate securities in our cash and cash equivalents and short-term investments portfolio. On July 9, 2007, we closed our initial public offering of 9,085,000 shares of common stock at a price of $9.50 per share, resulting in net proceeds to us of approximately $77 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $102.8 million of cash and cash equivalents and short-term investments at June 30, 2008, together with cash flows from our operations will be sufficient to fund our operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Cash provided by operating activities	$8,153	$7,910	$7,266
Cash (used in) investing activities	(36,519)	(2,224)	(1,293)
Cash provided by (used in) financing activities	79,712	(693)	987

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in areas such as research and development, sales and marketing and administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and typically collect in 30 to 60 days. We also prepay for license rights to third-party products in advance of sales.

Net cash provided by operating activities was $8.2 million, $7.9 million, and $7.3 million in 2008, 2007 and 2006, respectively. Net cash provided by operating activities in 2008 partly consisted of net income of $2.6 million. Noncash adjustments were higher in 2008 compared to 2007, including stock-based compensation expense, which was higher in 2008 by $4.3 million. This was partially off set by a higher deferred tax benefit of $1.7 million in 2008. In addition, the period-to-period change in cash flows relating to operating activities was also affected by an increase in deferred revenue of $4.7 million, primarily due to the deferral of revenue from sales of post contractual support contracts exceeding the revenue recognized from post contractual support contracts, and an increase in accrued liabilities and other of $2.3 million, accrued employee compensation of $1.8 million, primarily attributable to increased headcount. These sources of cash were partially offset by uses of cash associated with an increase in accounts receivable of $2.7 million due to increased sales in 2008 compared to 2007, an increase in inventories of $5.0 million primarily due to business growth and an increase in other assets of $1.9 million.

Net cash provided by operating activities in 2007 primarily consisted of net income of $6.1 million. Noncash adjustments were higher in 2007 compared to 2006, including stock-based compensation expense, which was higher in 2007 by $2.7 million due to $1.4 million of stock-based compensation expense associated with an award that was subject to variable accounting and the adoption of SFAS 123(R) on July 1, 2006, and an increase in fair value of the preferred stock warrants by $0.5 million. In addition to the higher net income and non-cash adjustments, the period-to-period change in cash flows relating to operating activities was also affected by an increase in deferred revenue of $7.4 million, due primarily to the deferral of revenue from sales of post contractual support contracts exceeding the revenue recognized from post contractual support contracts, and an increase in accounts payable of $2.0 million, primarily attributable to increased purchasing activity required to support our business growth and increased headcount. These sources of cash were partially offset by uses of cash associated with an increase in accounts receivable of $8.2 million due to increased sales in 2007 compared to 2006, an increase in prepaid expenses and other current assets of $2.5 million and an increase in inventory of $2.4 million.

Net cash provided by operating activities in 2006 primarily consisted of net income of $4.0 million, depreciation and amortization expense of $0.7 million and an increase of $2.3 million related to net changes in working capital. Of this $2.3 million, the primary sources of cash were a $1.9 million increase to accrued employee compensation, largely employee bonuses relating to company performance, increased deferred revenue relating to support contracts of $1.5 million and increased accounts payable of $809,000, which was partially offset by increases to accounts receivable of $2.4 million.

Cash flows from investing activities

We have classified our investment portfolio as “available for sale” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact to our overall liquidity.

Net cash used in investing activities was $36.5 million, $2.2 million, and $1.3 million in 2008, 2007 and 2006, respectively. Net cash used in investing activities in 2008 was primarily related to investments made in US government sponsored securities and corporate bonds and commercial paper and in 2007 was primarily for capital expenditures related to manufacturing tooling for the production of our hardware products, computer equipment for our research and development lab and to support our growth in headcount. Net cash used in investing activities in 2006 was for capital expenditures, primarily related to computer and lab equipment to support our growth in headcount and manufacturing tooling for production of our hardware products. Our requirements for additional capital expenditures are subject to change depending upon several factors, including our needs based on our changing business and industry and market conditions.

Cash flows from financing activities

Net cash provided by (used in) financing activities was $79.7 million, ($0.7) million and $1.0 million, in 2008, 2007 and 2006, respectively. In 2008, we generated proceeds of $78.6 million from our initial public offering including payment of other offering costs, $0.9 million from exercise of common stock options and received tax benefit of stock options exercised of $0.3 million. In 2007, we incurred $1.3 million of costs related to our initial public offering and generated $0.6 million of net proceeds from the exercise of common stock options. In 2006, we generated $1.0 million of net proceeds from the exercise of common stock options.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2008:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$3,488	$1,771	$1,307	$410	$—
Non-cancellable purchase commitments for finished goods	6,857	6,857	—	—	—
Purchase commitments for software license use	3,544	1,995	1,549	—	—

Total	$13,889	$10,623	$2,856	$410	$—

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

Revenue Recognition

Product Revenue.    Our software is integrated with our hardware and is essential to the functionality of the integrated system product. Product sales typically include a perpetual license to our software, except in limited circumstances such as sales of spare or replacement handsets, back-up switches and additional business applications. We recognize revenue for these sales in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, or Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, as applicable, depending on whether the hardware is sold in a multiple-element arrangement with software and post-contractual support or on a standalone basis if the enterprise customer purchases hardware, software, or maintenance support separately. For the initial sale, we generally bundle together the hardware, software, and post-contractual support contracts with terms of up to five years. Thereafter, if the enterprise customer increases the number of end user deployments and/or functionality, it may add more hardware, software, and related post-contractual support by purchasing them separately. We evaluate existence of vendor-specific objective evidence, or VSOE, of fair value for post-contractual support and, installation and services and training, as noted below.

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

We have arrangements with channel partners to reimburse the channel partners for cooperative marketing costs meeting specified criteria. The reimbursements are limited to 50% of the actual costs charged to the channel partners by third-party vendors for advertising, trade shows and other related sales and marketing activities for which we receive an identifiable benefit, subject to a limit of the total cooperative marketing allowance earned by each channel partner. In accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), we record the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations.

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

Installation and training.    Installation services are sold on an elective basis. Channel partners or enterprise customers generally perform installations without our involvement, so we do not recognize substantial revenue from installation services. As installation is typically performed by the channel partner or enterprise customer, it is not considered essential to the functionality of the delivered elements. Installation is generally priced at established rates based on estimated hours to install our systems. Training services are also sold on an elective basis, both to channel partners and to enterprise customers, and is purchased both with system orders and on a standalone basis. VSOE of fair value has been established for training. We recognize revenue related to installation services and training upon delivery of the service.

If VSOE of fair value does not exist for installation, training or commitments to provide specified upgrades, services or additional products to customers in the future, as has been the case from time to time in the past, we defer all revenue from the arrangement until the earlier of the point at which VSOE of fair value does exist or all such elements from the arrangement have been delivered.

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

Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards newly granted, modified, repurchased or cancelled, after the adoption date. Under this transition method, our stock-based compensation expense recognized beginning July 1, 2006 is based on the grant date fair value of stock option awards we grant or modify after July 1, 2006. Prior to and during fiscal year 2007, we categorized our options into two classes. Class One includes all options granted with standard four-year vesting and no ability to exercise prior to vesting. Class Two includes options granted with standard four-year vesting but allow for early exercisability. We discontinued granting Class Two options as of June 30, 2007. We recognize stock-based compensation expense for both Class One and Class Two on a straight-line basis over the options’ expected vesting terms, generally four years. We estimated the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model with the following assumptions:

	Year Ended June 30, 2008	Year Ended June 30, 2007
		Class One	Class Two
Expected life of option plan	6.08 years	6.08 years	4.0 years
Expected life of Employee Stock Purchase Plan (ESPP)	0.50 years	—	—
Risk-free interest rate range for option plan	2.42-4.50%	4.6-4.8%	4.6-4.8%
Risk-free interest rate for ESPP	2.03-2.49%	—	—
Volatility for option plan	62%	71%	55%
Volatility for ESPP	47-136%	—	—
Dividend yield	0%	0%	0%

During 2008, we recorded non-cash stock-based compensation expense of $6.9 million under SFAS 123(R). In future periods, stock-based compensation expense is expected to increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. Our estimated forfeiture rate in the year ended June 30, 2008 was 10.7%. As of June 30, 2008, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $23.6 million, net of estimated forfeitures of $6.7 million. This cost will be amortized on a straight-line basis over a weighted-average vesting period of approximately three years.

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

Inventory Valuation

Inventories consist principally of finished goods and are stated at the lower of cost or market value, with cost being determined under a standard cost method that approximates first-in, first out. A small portion of our inventory also relates to evaluation units located at enterprise customer locations and service inventory. Inventory valuation reserves are established to reduce the carrying amounts of our inventories to their net estimated realizable values. Inventory valuation reserves are based on historical usage, expected demand and, with respect to evaluation units, conversion rate and age. Inherent in our estimates of market value in determining inventory valuation reserves are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory valuation reserves could be required and would be reflected in cost of product revenue in the period in which the reserves are taken. Inventory valuation reserves were $0.3 million and $0.4 million as of June 30, 2008 and 2007, respectively. Once a reserve is established, it is maintained until the unit to which it relates is sold or scrapped. The reduced costs associated with the revenue from this unit results in an increase in gross profit and gross margin.

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit of which future realization is uncertain. See Note 5 regarding the adoption of Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective July 1, 2007.

The total valuation allowance decreased by approximately $28.8 million in 2008, primarily due to a reduction of deferred tax assets associated with net operating loss and tax credit carryforwards that management determined could not be utilized, based on a final analysis of the Company’s multiple ownership changes since inception as a result of significant stock transactions, as defined by Section 382 of the Internal Revenue Code, In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of June 30, 2008, management does not believe it is more likely than not that $5.4 million of the $7.1 million net deferred tax assets relating to U.S. federal and state operations are realizable. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements in this Form 10-K for a discussion of the expected impact of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward exchange contracts outstanding as of June 30, 2008.

In addition, we currently hold our investment portfolio in accounts with two financial firms. While we do not invest our cash in obligations of these firms, if either one or both of these firms were to experience financial or other regulatory difficulties, it might be difficult for us to access our investments in a timely manner. We intend to place our investment portfolio with additional firms in an effort to spread our investment holdings with a number of different firms.

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

The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $34.1 million at June 30, 2008. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 75 and 50 basis points (BPS).

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-75 BPS	-50 BPS	50 BPS	75 BPS	100 BPS
Total Fair Market Value	$34,401	$34,336	$34,270	$34,008	$33,942	$33,877
Percent Change in Fair Value	0.77%	0.58%	0.38%	(0.38)%	(0.58)%	(0.77)%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHORETEL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ShoreTel, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of ShoreTel, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoreTel, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, on July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. In addition, as discussed in Note 1 to the consolidated financial statements, effective July 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

September 12, 2008

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
	(Amounts in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,672	$17,326
Short-term investments	34,139	—
Accounts receivable, net of allowances of $414 and $320 as of June 30, 2008 and June 30, 2007, respectively	21,909	19,411
Inventories	12,008	7,057
Prepaid expenses and other current assets	5,063	3,372

Total current assets	141,791	47,166
PROPERTY AND EQUIPMENT — Net	3,649	2,933
OTHER ASSETS	2,357	2,935

TOTAL	$147,797	$53,034

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,952	$7,433
Accrued liabilities and other	4,420	2,807
Accrued employee compensation	5,547	3,782
Deferred revenue	13,879	10,126

Total current liabilities	29,798	24,148
LONG-TERM LIABILITIES:
Preferred stock warrant liability	—	549
Long-term deferred revenue	4,786	3,825

Total long-term liabilities	4,786	4,374

Total liabilities	34,584	28,522

COMMITMENTS AND CONTINGENCIES (Note 11)
REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized 0 and 23,586 shares as of June 30, 2008 and June 30, 2007; issued and outstanding 0 and 23,316 shares as of June 30, 2008 and June 30, 2007 (aggregate liquidation preference of $44,250 at June 30, 2007)	—	56,341

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $.001 per share, authorized 5,000 and 0 shares as of June 30, 2008 and June 30, 2007, respectively; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000 shares as of June 30, 2008 and June 30, 2007, respectively; issued and outstanding, 43,341 and 10,132 shares as of June 30, 2008 and June 30, 2007, respectively	195,596	53,206
Deferred compensation	(142)	(237)
Accumulated other comprehensive loss	(76)	—
Accumulated deficit	(82,165)	(84,798)

Total stockholders’ equity (deficit)	113,213	(31,829)

TOTAL	$147,797	$53,034

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2008	2007	2006
	(Amounts in thousands, except per share amounts)
REVENUE:
Product	$110,496	$87,095	$55,300
Support and services	18,233	10,732	6,308

Total revenue	128,729	97,827	61,608
COST OF REVENUE:
Product	37,451	29,751	21,855
Support and services	9,994	6,837	5,425

Total cost of revenue	47,445	36,588	27,280
GROSS PROFIT	81,284	61,239	34,328

OPERATING EXPENSES:
Research and development	26,691	17,224	9,720
Sales and marketing	37,780	26,126	15,699
General and administrative	17,420	11,673	4,936

Total operating expenses	81,891	55,023	30,355

INCOME (LOSS) FROM OPERATIONS	(607)	6,216	3,973
OTHER INCOME:
Interest income	4,141	803	292
Interest expense	—	—	(31)
Change in fair value of warrants	—	(508)	—
Other	(40)	(22)	(13)

Total other income	4,101	273	248

INCOME BEFORE PROVISION FOR INCOME TAXES	3,494	6,489	4,221
PROVISION FOR INCOME TAXES	(861)	(408)	(219)

NET INCOME	2,633	6,081	4,002
ACCRETION OF PREFERRED STOCK	—	(50)	(51)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$2,633	$6,031	$3,951

Net income per common share available to common stockholders:
Basic	$0.06	$0.70	$0.60

Diluted	$0.06	$0.17	$0.12

Weighted average shares used in computing net income per share available to common stockholders:
Basic	42,413	8,565	6,609
Diluted	44,861	35,581	33,431

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY ( DEFICIT) AND COMPREHENSIVE INCOME

	Redeemable Convertible Preferred Stock		Common Stock and Additional Paid- In-Capital		Deferred Stock Compensation	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
	(Amounts in thousands)
BALANCE — July 1, 2005	23,316	$56,281	5,993	$49,576	$(36)	$(372)	$—	$(94,881)	$(45,713)
Accretion of preferred stock		51		(51)					(51)
Exercise of common stock options			3,429	521					521
Stock-based compensation expense				381	(299)				82
Repurchase of shares exercised under note receivable			(46)	(141)		141
Repurchase of shares early exercised			(87)	(9)					(9)
Net income and comprehensive income								4,002	4,002

BALANCE — June 30, 2006	23,316	56,332	9,289	50,277	(335)	(231)	—	(90,879)	(41,168)
Accretion of preferred stock		50		(50)					(50)
Exercise of common stock options			901	573					573
Stock-based compensation expense				2,588	98				2,686
Repayment of note receivable from shareholder						12			12
Vesting of accrued early exercised stock options				228					228
Warrants reclassified to liabilities		(41)
Surrender of common stock for settlement of notes receivable (Note 4)			(58)	(410)		219			(191)
Net income and comprehensive income								6,081	6,081

BALANCE — June 30, 2007	23,316	56,341	10,132	53,206	(237)	—	—	(84,798)	(31,829)
Proceeds from initial public offering, net of offering costs			9,085	77,328					77,328
Conversion of preferred stock to common stock	(23,316)	(56,341)	23,316	56,341					56,341
Preferred stock warrants converted to common stock warrants				549					549
Exercise of warrants			61
Common stock issued under stock based compensation plans			747	857					857
Stock-based compensation expense				6,845	95				6,940
Vesting of accrued early exercised stock options				220					220
Income tax benefit related to stock option exercises				250					250
Components of comprehensive income:
Unrealized loss on short-term investments							(76)		(76)
Net income								2,633	2,633

Comprehensive income									2,557

BALANCE — June 30, 2008	—	$—	43,341	$195,596	$(142)	$—	$(76)	$(82,165)	$113,213

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,633	$6,081	$4,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,606	956	716
Accretion of discount on investments	(198)	—	—
Stock compensation expense	6,940	2,686	82
Excess tax benefit from stock options exercised	(250)	—	—
Loss on disposal of property and equipment	270	38	160
Increase in fair value of warrants	—	508	—
Deferred tax benefit	(1,748)	—	—
Recovery from settlement of note receivable	—	(191)	—
Provision for doubtful accounts receivable	245	238	250
Changes in assets and liabilities:
Accounts receivable	(2,743)	(8,170)	(2,395)
Inventories	(4,951)	(2,401)	7
Prepaid expenses and other current assets	57	(2,520)	(335)
Other assets	(1,880)	(55)	4
Accounts payable	(586)	2,034	809
Accrued liabilities and other	2,283	463	605
Accrued employee compensation	1,761	864	1,856
Deferred revenue	4,714	7,379	1,505

Net cash provided by operating activities	8,153	7,910	7,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,407)	(2,106)	(1,308)
Purchase of investments	(51,267)	—	—
Proceeds from sale/maturities of investments	17,250	—	—
Decrease in restricted cash	—	—	15
Long-term deposit on operating facility	(95)	(118)	—

Net cash used in investing activities	(36,519)	(2,224)	(1,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, received net of underwriting discounts	80,265	—	—
Initial public offering costs	(1,660)	(1,277)	—
Borrowings under line of credit agreement	—	—	1,000
Repayments under line of credit agreement	—	—	(1,000)
Repayment of capital leases	—	(1)	(7)
Exercise of common stock options (including proceeds from unvested shares)	857	573	1,003
Repurchase of shares early exercised	—	—	(9)
Repayment of shareholder notes issued in connection with stock option exercises	—	12	—
Excess tax benefit from stock options exercised	250	—	—

Net cash provided by (used in) financing activities	79,712	(693)	987

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,346	4,993	6,960
CASH AND CASH EQUIVALENTS — Beginning of period	17,326	12,333	5,373

CASH AND CASH EQUIVALENTS — End of period	$68,672	$17,326	$12,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—	$31
Cash paid during the period for income taxes	1,398	697	82
NONCASH FINANCING AND INVESTING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$56,341	$—	$—
Reclassification of initial public offering costs from other assets to common stock	2,752	—	—
Reclassification of preferred stock warrant liability to common stock	549	—	—
Accretion of preferred stock	—	50	51
Surrender of common stock for settlement of notes receivable	—	536	—
Repurchase of shares exercised under notes receivable	—	—	141
Purchase of property and equipment included in period-end accounts payable	185	265	79
Deferred initial public offering costs included in period-end accounts payable and accrued liabilities	—	1,476	—
Warrants reclassified to liabilities	—	41	—
Vesting of accrued early exercised stock options	220	228	—
Other assets included in accounts payable and accrued liabilities	200	—	—

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The use of estimates are included in certain areas including revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory and other assets valuation, and accounting for income taxes. Actual results could differ from those estimates.

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

Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalent, short-term investments and accounts receivable. As of June 30, 2008, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by two financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from the customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2008 and 2007, no enterprise customer or channel partner comprised more than 10% of total accounts receivable.

Fair Value of Financial Instruments    The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The fair values of

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

short-term investments are determined using quoted market prices for those securities or similar financial instruments.

Dependence on Suppliers — The Company depends in part upon contractors to manufacture, assemble, and deliver items in a timely and satisfactory manner. The Company obtains certain components and subsystems from a single or a limited number of sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company’s operations.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Investments — The Company’s short-term investments are comprised of US government sponsored securities, corporate notes and commercial paper. These investments are held in the custody of two major financial institutions. The specific identification method is used to determine the cost basis of fixed income securities disposed of. At June 30, 2008, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of tax.

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

Allowance for Doubtful Accounts.    The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,
	2008	2007	2006
Allowance for doubtful accounts — beginning	$320	$378	$200
Current period provision	245	238	250
Write-offs charged to allowance (net of recoveries)	(151)	(296)	(72)

Allowance for doubtful accounts — ending	$414	$320	$378

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

Long-Lived Assets — The Company evaluates the carrying value of long-lived assets to be held and used including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

Product Revenue.    The Company’s software is integrated with hardware and is essential to the functionality of the integrated system product. Revenue is recognized for these sales in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, as applicable, depending on whether the hardware is sold in a multiple-element arrangement with software and post-contractual support or on a stand alone basis if the customer purchases hardware, software, or post- contractual support separately. At the initial purchase, the customer generally bundles together the hardware, software components and up to five years of post-contractual support. Thereafter, if the enterprise customer increases end users and functionality, it may add more hardware, software, and related post-contractual support by purchasing them separately. The Company evaluates vendor-specific objective evidence (VSOE) of fair value for post-contractual support, installation services and training, and other undelivered elements as noted below.

Product revenue is recognized when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with customers generally do not include rights of return or acceptance provisions. To the extent that the Company’s agreements contain acceptance terms, the Company recognizes revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which the Company will accept a return. The Company maintains a reserve for such returns based on historical experience. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Provisions for return allowances and product warranties are recorded at the time revenue is recognized based on the Company’s historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to account receivables on the balance sheet.

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

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Installation and Training.    Installation is sold on an elective basis. As installation is typically performed by the channel partner or enterprise customer, and it is not considered essential to the functionality of the delivered elements. Installation, when performed by the Company, is by its nature sold only with an accompanying system order. Installation is generally priced at established rates based on estimated hours required to install the accompanying system.

Training is also sold on an elective basis both to channel partners and to their enterprise customers and is purchased both with system orders and on a standalone basis. VSOE of fair value has been established for training.

The Company recognizes revenue related to installation services and training upon delivery of the service.

If VSOE of fair value does not exist for installation, training or commitments to provide specified upgrades, services or additional products to customers in the future, as has been the case from time to time in the past, we defer all revenue from the arrangement until the earlier of the point at which VSOE of fair value does exist or all such elements from the arrangement have been delivered.

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

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision for product warranties are recorded within cost of goods sold on the statement of operations and included within accrued liabilities on the balance sheet.

The change in accrued warranty expense is summarized as follows (in thousands):

	June 30,
	2008	2007	2006
Accrued warranty balance — beginning	$167	$206	$100
Current period accrual	313	512	646
Warranty expenditures charged to accrual	(241)	(416)	(540)
Adjustment to estimate	—	(135)	—

Accrued warranty balance — end	$239	$167	$206

Research and Development Costs — Research and development expenditures, which include software development costs, are expensed as incurred. Software development costs incurred subsequent to the time a product’s technological feasibility has been established through the time the product is available for general release to customers are subject to capitalization.

Income Taxes — The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit of which future realization is uncertain. See Note 5 for adoption of the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

Stock-Based Compensation — On July 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company elected to use the Prospective Transition method such that SFAS 123R applies to new awards and to awards modified, repurchased or canceled after the effective date. The Company has a stock-based employee compensation plan (Option Plan). Generally, stock options granted to employees vest 25% one year or 50% two years from the grant date and 1/48 each month thereafter, and have a term of ten years.

Prior to July 1, 2006, the Company accounted for these plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and FIN No. 44, Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25. Accordingly, no compensation expense was recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period. Compensation costs for the portion of awards for which the required service period has not been rendered (such as unvested options) that were outstanding as of July 1, 2006 are recognized as the remaining required services are rendered.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2008, 2007 and 2006 (in thousands):

	Year Ended June 30,
	2008	2007	2006
Cost of product revenue	$59	$12	$—
Cost of support and services revenue	503	99	16
Research and development	1,885	384	14
Sales and marketing	2,358	533	7
General and administrative	2,135	1,658	45

Total stock-based compensation expense	$6,940	$2,686	$82

The income tax benefit associated with stock-based compensation expense for the year ended June 30, 2008 was $1.4 million. The income tax benefit for years ended June 30, 2007 and 2006 was not significant.

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

Other income — Other income includes net foreign currency transaction gains (losses) of ($34,000), $13,000, ($19,000), in the years ended June 30, 2008, 2007 and 2006, respectively.

Comprehensive Income (Loss) — Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive loss. Other comprehensive loss refers to losses that under generally accepted accounting principals are recorded as an element of stockholders’ equity (deficit). The Company’s other comprehensive loss is comprised of unrealized losses on marketable securities categorized as available-for-sale.

Recent Accounting Pronouncements — In June 2008, the FASB ratified FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend- equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS No. 162), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to US Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (SFAS No.142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 on its consolidated financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. Early adoption and retroactive application of SFAS No. 141R to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on the Company’s consolidated financial position, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. Originally, this Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB released FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements. The Company is currently evaluating the potential impact, if any, of the adoption of FSP SFAS 157-2 on the Company’s consolidated financial position, results of operations and cash flows.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    BALANCE SHEET COMPONENTS

Balance sheet components consist of the following:

	As of June 30,
	2008	2007
	(Amounts in thousands)
Inventories:
Raw materials	$—	$47
Inventory in process/transit	253	325
Finished goods	11,755	6,685

Total inventories	$12,008	$7,057

Prepaid expenses and other current assets:
Prepaid expenses	$2,614	$2,600
Deferred cost of revenue	701	772
Deferred taxes	1,748	—

Total prepaid expenses and other current assets	$5,063	$3,372

Property and equipment:
Computer equipment and tooling	$4,656	$3,573
Software	943	982
Furniture and fixtures	759	403
Leasehold improvements	298	203

Total property and equipment	6,656	5,161
Less accumulated depreciation and amortization	3,007	2,228

Property and equipment — Net	$3,649	$2,933

Deferred revenue:
Product	$2,410	$2,618
Support and services	16,255	11,333

	$18,665	$13,951

As of June 30, 2008 and 2007, computer equipment and tooling included $0.4 million and $0.1 million, respectively, of inventory items held within various departments of the Company for demonstration, testing and development purposes, net of accumulated depreciation.

As of June 30, 2008 and 2007, deferred revenue includes $1.1 million and $0, respectively, of revenue deferred due to lack of VSOE of fair value of installation and services on a select class of customer.

Short-term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$15,607	$5	$(58)	$15,554
US Govt. sponsored entity securities	18,608	2	(25)	18,585

Total	$34,215	$7	$(83)	$34,139

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of the Company’s fixed income securities at June 30, 2008 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$27,490	$27,472
Due in 1 to 2 years	6,725	6,667
Due in 2 to 5 years	—	—
Due after 5 years	—	—

Total	$34,215	$34,139

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The Company did not have any short-term investments at June 30, 2007.

Other assets:

In January 2008, the Company entered into an agreement with a third party software vendor to acquire non-exclusive license rights to an upgraded version of software that is currently incorporated into the Company’s products. Under the agreement, an initial payment of $2.25 million was made in January 2008 and development milestone payments aggregating $1.6 million are required over an estimated period of 12 months, along with $0.4 million to be paid in twenty equal monthly installments commencing in January 2009 through August 2010, subject to satisfactory completion of the milestones by the vendor. Payments made to the vendor under this arrangement are applied towards royalty payments that the Company would have otherwise paid to the vendor for the use of the current version of the software that is incorporated into the Company’s products. Consequently, the payments to the vendor under the arrangement are treated as a long-term prepaid royalty and expensed to cost of sales based on usage. In fiscal 2008, $0.8 million of prepaid royalties were expensed to cost of sales. The carrying amount of the prepaid royalties, included within Other long-term assets at June 30, 2008 was approximately $1.8 million.

Other assets also includes long term deposit on office facilities of $0.2 million and $0.1 million at June 30, 2008 and 2007, respectively.

Other assets at June 30, 2007 included approximately $2.8 million of deferred initial public offering costs that were reclassified to common stock upon the completion of the initial public offering in July 2007.

3.    NET INCOME PER COMMON SHARE

Basic net income per common share available to common stockholders is determined by dividing net income available to common stockholders by the weighted average number of common shares during the period. Diluted net income per common share available to common stockholders is determined by dividing net income available to common stockholders by the weighted average number of common shares used in the basic net income per common share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share available to common stockholders (dollars in thousands, except per share data):

	Year Ended June 30,
	2008	2007	2006
	(Amounts in thousands, except per share amounts)
Numerator:
Net income available to common stockholders	$2,633	$6,031	$3,951

Denominator:
Weighted average common shares outstanding	42,852	9,713	7,402
Weighted average common shares subject to repurchase	(439)	(1,148)	(793)

Weighted average common shares outstanding (basic)	42,413	8,565	6,609
Effect of dilutive securities:
Weighted average common shares subject to repurchase	439	1,148	793
Common equivalent shares from employee stock plans	2,009	2,484	2,650
Common equivalent shares from common stock warrants	—	68	63
Conversion of redeemable convertible preferred stock	—	23,316	23,316

Weighted average common shares outstanding (diluted)	44,861	35,581	33,431
Net income per common share available to common stockholders:
Basic	$0.06	$0.70	$0.60

Diluted	$0.06	$0.17	$0.12

Anti-dilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 3.1 million, 0.4 million and 0.3 million for the years ended June 30, 2008, 2007 and 2006, respectively. Anti-dilutive common equivalent shares from common stock warrants were approximately 1,909 for the year ended June 30, 2008, 3,180 for the year ended June 30, 2007, and 8,516 for the year ended June 30, 2006.

4.    RELATED-PARTY TRANSACTIONS

Unsecured Promissory Note — In October 1997, the Company issued an unsecured promissory note in the principal amount of $350,000 to an officer and shareholder. The note bears interest at 6.34% per annum. The principal and any accrued but unpaid interest were due on the earlier of (a) October 27, 2004 or (b) two years after the termination of the officer’s employment, the Company’s initial public offering or a merger or acquisition of the Company. In January 2002, the officer was terminated and in connection therewith, the Company forgave $230,000 plus related accrued interest and reserved the remaining principal balance of $120,000 plus related accrued interest. In March 2007, the Company entered into a Note Repayment Agreement whereby the borrower surrendered 57,671 shares of the Company’s common stock (with an estimated fair value of $536,000) to repay in full the outstanding principal and interest balances due under this note (resulting in a recovery of $191,000 recorded as a reduction of general and administrative expense of $120,000 and interest income of $71,000 in the accompanying statement of operations for the year ended June 30, 2007) and under notes issued for stock purchases (see Note 8).

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30, 2008, 2007, and 2006 (in thousands):

	Year Ended June 30,
	2008	2007	2006
Current:
Federal	$2,430	$178	$114
State	207	199	99
Foreign	(28)	31	6

	2,609	408	219

Deferred:
Federal	(1,667)	—	—
State	—	—	—
Foreign	(81)	—	—

	(1,748)	—	—

Total	$861	$408	$219

The difference between the income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows for the years ended June 30 (in thousands):

	June 30,
	2008	2007	2006
Income tax provision at federal statutory rate	$1,223	$2,206	$1,450
Elimination of NOL and R&D tax credit carryforwards	26,939	1,569	—
Stock-based compensation	1,124	423	—
Credits	(1,032)	(1,467)	(284)
State taxes	206	668	(143)
Other	(49)	530	327
Change in valuation allowance	(27,550)	(3,521)	(1,131)

Total	$861	$408	$219

Significant components of deferred tax assets consist of the following as of June 30 (in thousands):

	June 30,
	2008	2007
Net operating loss carryforwards	$26	$26,209
Tax credit carryforwards	1,666	4,677
Other	5,433	3,261

Total deferred tax assets	7,125	34,147
Less valuation allowance	(5,377)	(34,147)

Net deferred tax assets	$1,748	$—

During the year ended June 30, 2008, management completed their analysis of the Company’s multiple equity transactions since inception and determined that changes in ownership had occurred as defined by Section 382 of the Internal Revenue Code. As a result of the ownership changes, management has determined that substantially all of the Company’s federal and state net operating loss carryforwards and California research and development tax credit carryforwards subject to the Section 382 limitations could not be utilized. Consequently, approximately $26.2 million of the deferred tax asset associated with net operating loss carryforwards and

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.7 million of California research and development tax credit carryforwards as of June 30, 2007 were eliminated in fiscal 2008 with a corresponding reduction in the valuation allowance. The remaining decrease in the valuation allowance of $0.7 million in fiscal 2008 was primarily associated with the reversal of other deferred tax assets that the Company was able to utilize in the current year. Similarly, for the year ended June 30, 2007, approximately $1.5 million of Federal research and development tax credit carryforwards subject to Section 382 limitations were eliminated with a corresponding reduction in the valuation allowance. Such amount has been reclassified from the credits line item in the previously reported reconciliation of the difference between the income tax provision for the year ended June 30, 2007 and the amount computed by applying the federal income tax rate, to conform to the current year presentation. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of June 30, 2008, management does not believe it is more likely than not that $5.4 million of the $7.1 million net deferred tax assets relating to U.S. federal and state operations are realizable. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

As of June 30, 2008, the Company had state net operating loss carryforwards of $0.4 million and federal and California tax credit carryforwards of $0.3 million and $2.1 million, respectively. The state net operating loss carryforwards expire at various dates between 2020 and 2027. The federal tax credit carryforwards expire at various dates between 2012 and 2028. The federal Alternative Minimum Tax and the California tax credits may be carryforward indefinitely.

Adoption of FIN 48

Effective July 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The cumulative effect of adoption of FIN 48 did not result in an adjustment to the Company’s tax liability for unrecognized income tax benefits because the Company had recorded a 100% valuation allowance against its net deferred tax assets as of June 30, 2007. The total amount of gross unrecognized tax benefits as of the date of adoption for federal and state was $0.7 million and $0.4 million, respectively. The unrecognized tax benefits are primarily related to the Company’s research and development tax credits.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2007	$1,220
Gross increases in tax positions for prior years	305

Balance at June 30, 2008	$1,525

As of June 30, 2008, the Company’s total amount of unrecognized tax benefit was approximately $1.5 million of which none, if recognized, would impact the effective tax rate as the Company has a valuation allowance on its carryforward attributes. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of operations did not change as a result of implementing the provisions of FIN 48. Management determined that no accrual for interest and penalties was required as of June 30, 2008.

While Management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2000 through 2008 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

6 ..    COMMON STOCK AND WARRANTS

Warrants

In prior years, the Company issued warrants to purchase Series E and Series F redeemable convertible preferred stock. These warrants converted to common stock warrants upon the completion of the Company’s IPO in July 2007. The Company recorded the fair value of the warrants at the time of grant using the Black-Scholes option-pricing model.

The Company had the following common stock warrants outstanding as of June 30, 2008.

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

In December 2007, 67,703 common stock warrants outstanding with respect to Series E and Series F offerings were exercised under the net issuance provision. The provision requires that common shares with a fair value equivalent to the purchase price of the warrants are surrendered in lieu of a cash payment. As a result, 60,705 common shares were issued related to the exercise of Series E and Series F common stock warrants.

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

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Shares Subject to Repurchase

At June 30, 2008, 126,082 shares of common stock were subject to repurchase in connection with the early exercise of incentive stock options under the Company’s stock option plan.

Common Shares Reserved for Issuance

At June 30, 2008, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	9,447
Reserved under employee stock purchase plan	810
Conversion of warrants	2

Total	10,259

7.    STOCK-BASED COMPENSATION

Determining Fair Value of Stock Compensation

Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB 107 to compute expected term. The Company’s stock plan provides for a 10 year term to expiration. Prior to and during fiscal year 2007, the Company categorized option grants into two classes. Class One includes all options issued with standard four year vesting and no ability to exercise prior to vesting. Class Two includes options granted that have the same four year vesting provision but allow for early exercisability. The Company discontinued granting Class Two options as of June 30, 2007. The options in Class One vest over four years with a one or two year cliff. Based on the above, the Company computed an expected term of 6.08 years under the simplified method. The options in Class Two are early exercisable at the discretion of the option holder and vest over 4 years with a one year cliff. For Class Two, the Company assumed an expected term of 4 years based, in part, on the history of prior exercises for this class of optionees.

Expected Volatility — Management estimates volatility for option grants by evaluating the average historical volatility of its peer group for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term. The Company has estimated future volatility based on its peer group, as it does not have enough history to calculate its own volatility. Management believes historical volatility to be the best estimate of future volatility. Volatility will be analyzed on an annual basis unless management becomes aware of events that would indicate more frequent analysis is necessary.

Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The Company has not issued dividends to date and does not anticipate issuing dividends.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimated the grant date fair value of stock option awards under the provisions of SFAS 123(R) with the following assumptions:

	Year Ended June 30, 2008	Year Ended June 30, 2007
		Class One	Class Two
Expected life of option plan	6.08 years	6.08 years	4.0 years
Expected life of Employee Stock Purchase Plan (ESPP)	0.50 years	—	—
Risk-free interest rate range for option plan	2.42-4.50%	4.6-4.8%	4.6-4.8%
Risk-free interest rate for ESPP	2.03-2.49%	—	—
Volatility for option plan	62%	71%	55%
Volatility for ESPP	47-136%	—	—
Dividend yield	0%	0%	0%

SFAS 123(R) requires that the Company recognize compensation expense only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. The estimated forfeiture rate in the year ended June 30, 2008 was 10.7%. As of June 30, 2008, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $23.6 million, net of estimated forfeitures of $6.7 million. This cost will be amortized on a straight-line basis over a weighted-average vesting period of approximately three years.

8.    STOCK OPTION PLAN

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price. During fiscal year 2006, 87,067 unvested shares issued upon exercise of options were repurchased under this provision. There were no repurchases of unvested shares in fiscal years 2008 or 2007. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of incentive common stock options (“ISOs”) and nonqualified common stock options (“NSOs”) to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock are reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. In February 2008, pursuant to the automatic increase provisions of the 2007 Plan, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 2007 Plan by 2,136,449 shares to 7,136,449 shares. In accordance with the 2007 Plan, the stated exercise price of ISOs and NSOs shall not be less than 100% and 85%, respectively, of the estimated fair market value of common stock on the date of grant, as determined by the Board of Directors. Additionally, the 2007 Plan provides for automatic annual increases of shares available for issuance of up to 5% of the number of common shares then outstanding. The 2007 Plan provides that the options shall be exercisable over a period not to exceed ten years. During fiscal 2008 and 2007, the Company granted options for 3,518,000 and 1,514,000 shares of common stock, respectively, under its 2007 Plan.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class Two options granted to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of June 30, 2008 and 2007, there were 126,082 and 767,612 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $72,000 and $292,000, respectively, of related recorded liability, which is included in accrued liabilities.

During fiscal years 2006 the Company had outstanding loans to certain executives and employees pursuant to the 1997 Plan for the purchase of stock upon the exercise of incentive stock options in the aggregate amounts of $231,000. The loan agreements allow the Company to repurchase the unvested shares within 60 days of termination at a price equal to the original exercise price. The loans bear interest at rates ranging from 6.4% — 8.0% per annum and are due upon the earlier of termination of employment or four years from the option exercise date. All loans were due by June 30, 2006. In fiscal 2002, as part of his termination settlement, the Company repurchased unvested shares and amended the terms of the remaining notes issued to the former CEO, such that they are nonrecourse. In March 2003, the Company amended the terms of the remaining loans, such that they are nonrecourse. Of the 271,790 shares purchased, 127,418 were unvested at the time of the note amendments. Due to the conversion of these full recourse notes to non-recourse, the deemed new awards were subject to variable accounting until the loans were settled. As such, additional stock-based compensation expense was recorded to the extent the Company’s share price appreciated above the value for which the Company had already recorded compensation charges. Stock-based compensation expense recorded for these awards in fiscal 2008, 2007, and 2006 was $0, $1,377,000 and $54,000, respectively.

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

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price
	(Amounts in thousands, except per share amounts)
Outstanding — July 1, 2005	461	5,336	$0.40
Shares authorized	1,500
Options granted — Class 1 (weighted average fair value of $0.60 per share)	(449)	449	0.80
Options granted — Class 2 (weighted average fair value of $0.40 per share)	(851)	851	0.60
Options exercised	—	(3,429)	0.30
Options repurchased	133	—	1.10
Options canceled	129	(129)	0.50

Outstanding — June 30, 2006	923	3,078	0.60
Shares authorized	6,030
Options granted — Class 1 (weighted average fair value of $6.02 per share)	(2,094)	2,094	8.89
Options granted — Class 2 (weighted average fair value of $5.00 per share)	(530)	530	2.75
Options exercised	—	(901)	0.64
Options canceled	175	(175)	1.07

Outstanding — June 30, 2007	4,504	4,626	4.57

Shares authorized	2,137
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(1,192)
Options granted (weighted average fair value of $7.00 per share)	(3,518)	3,518	11.56
Options exercised	—	(597)	0.62
Options canceled	372	(372)	7.47
Restricted stock awards (See note 10)	(101)
Outstanding — June 30, 2008	2,202	7,175	8.18

Options exercisable at June 30, 2008		2,126	2.71

The total intrinsic value for options exercised in the years ended June 30, 2008, 2007 and 2006 was $4.1 million, $7.6 million, and $2.9 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 1,192,000 unissued options that expired under the 1997 Option Plan upon the termination of that plan. These unissued, expired options have been included in the option activity for the year ended June 30, 2008.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding and exercisable options at June 30, 2008:

	As of June 30, 2008
Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(Amounts in thousands, except per share data)
$0.10 - 0.40	952	6.20	$0.31
$0.80 - 1.00	542	7.14	$0.89
$2.00 - 3.20	737	8.10	$3.08
$3.60 - 4.94	716	9.48	$4.76
$5.02 - 6.00	513	9.48	$5.34
$9.50 - 11.30	911	8.83	$11.12
$11.40 - 12.55	626	8.93	$11.53
$13.44 - 13.73	693	9.15	$13.71
$ 14.61	850	9.42	$14.61
$15.38 - 15.41	364	9.38	$15.40
$ 17.00	271	9.27	$17.00

Total Outstanding	7,175	8.54	$8.18	$6,884

Exercisable	2,126	7.11	$2.71	$5,726
Vested and expected to vest	5,817	8.41	$7.88	$6,195

9.    EMPLOYEE STOCK PURCHASE PLAN

On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of Company stock at a discount through payroll deductions. The ESPP consists of six-month offering periods, the first period commencing on November 1, 2007 and ending on or prior to April 30, 2008 and the second period commencing on May 1, 2008 and ending on November 30, 2008. Employees purchase shares in the purchase period at 90% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower.

On February 6, 2008, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved an increase to the number of shares authorized and reserved for issuance under the ESPP by 427,289 shares, pursuant to the terms of that plan. The Company issued 117,000 shares under the ESPP in fiscal 2008 at weighted average price per share of $4.17. The weighted average fair value of those shares was $4.14 per share. As of June 30, 2008, 810,000 shares had been reserved for future issuance under the ESPP.

10.    RESTRICTED STOCK UNITS

Under the 2007 Plan, during the year ended June 30, 2008, the Company issued restricted stock units to non-employee directors electing to receive them in lieu of an annual cash retainer. Restricted stock units can be issued to eligible employees, and vest either 25% one year from the date of grant or 50% two years from the date of grant, and 25% annually thereafter.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock unit activity for the year ended June 30, 2008 is as follows (in thousands):

2008
Beginning balance	—
Awarded	101
Released	(31)
Forfeited	—

Ending balance	70

Information regarding restricted stock units outstanding at June 30, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Shares outstanding	70	2.42 years	$309
Shares vested and expected to vest	51	2.35 years	$228

11.    LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation — The Company is a party to the following lawsuits:

Mitel Patent Litigation.    On June 27, 2007, a lawsuit was filed against us by Mitel Networks Corporation in the United States District Court for the Eastern District of Texas. Mitel alleged that the Company infringed four of its U.S. patents: U.S. Patent No. 5,940,834, entitled “Automatic Web Page Generator,” U.S. Patent No. 5,703,942 entitled “Portable Telephone User Profiles Using Central Computer,” U.S. Patent No. 5,541,983 entitled “Automatic Telephone Feature Selector” and U.S. Patent No. 5,657,446 entitled “Local Area Communications Server.” On August 21, 2007, Mitel filed an amended complaint, which alleges that the Company infringed two additional U.S. patents held by Mitel: U.S. Patent No. 5,007,080, entitled “Communications System Supporting Remote Operations,” and U.S. Patent No. 5,657,377, entitled “Portable Telephone User Profiles.” The lawsuit includes claims that relate to components or features that are material to the Company’s products. In relation to its claims under each patent, Mitel seeks a permanent injunction against infringement, attorney’s fees and compensatory damages. On July 31, 2007, the Company filed counterclaims in the Eastern District of Texas. In addition to denying all of Mitel’s claims of patent infringement, the counterclaims allege that Mitel’s IP phone systems, including the Mitel 3300 IP Communications Platform, infringes ShoreTel’s U.S. Patent No. 7,167,486 B2 entitled “Voice Traffic Through a Firewall.” A claim construction hearing has been set for February 2010, and a trial date for this lawsuit has been set for June 2010. ShoreTel believes that it has meritorious defenses to this lawsuit and intends to defend the litigation vigorously. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of June 30, 2008.

Mitel Trade Libel Litigation.    On July 31, 2007 the Company filed a lawsuit against Mitel Networks Corporation in Ontario Superior Court in Canada for making false or misleading statements about the Company. The Company filed claims for approximately $11 million in damages and an injunction against Mitel. In April 2008, the Company expanded the trade libel complaint against Mitel and increased the damages claim to $20 million.

U.S. Federal Court Class Action Litigation.    On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. A second purported class action alleging the same claims was filed on January 29, 2008. The lawsuits were consolidated, and a consolidated amended class action complaint, captioned In Re ShoreTel, Inc. Securities Litigation, was filed on June 27, 2008. The consolidated complaint purports to bring

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

suit on behalf of those who purchased the Company’s common stock pursuant to the initial public offering on July 3, 2007 and purports to allege claims for violations of the federal securities laws. The consolidated complaint seeks unspecified compensatory damages and other relief. Management believes that the Company has meritorious defenses to these claims and intends to defend the litigation vigorously. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of June 30, 2008.

California State Court Derivative Action.    On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. On May 6, 2008, the parties stipulated to, and the Court entered an order for, a temporary standstill of the case, pending completion of the pleadings stage of the class action litigation described above. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of June 30, 2008.

The Company could become involved in litigation from time to time relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products.

Leases — The Company leases its facilities under non-cancelable operating leases which expire at various times through 2013. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the non-cancelable leases as of June 30, 2008, are as follows (in thousands):

Years Ending June 30,
2009	$1,771
2010	939
2011	368
2012	302
2013	108

Total	$3,488

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted herein to U.S. dollars at the interbank exchange rate on June 30, 2008.

Rent expense for the years ended June 30, 2008, 2007 and 2006, was $1.6 million, $0.7 million and $0.6 million, respectively.

Purchase commitments — As of June 30, 2008, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $10.4 million.

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

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.    EMPLOYEE BENEFIT PLAN

The Company adopted a defined contribution retirement plan which has been determined by the Internal Revenue Service (“IRS”) to be qualified as a 401(k) plan (“the Plan”). The Plan covers substantially all employees. The Plan provides for voluntary tax deferred contributions of 1 — 20% of gross compensation, subject to certain IRS limitations. Based on approval by the Board of Directors, the Company may make matching contributions to the Plan. No matching contributions have been made since inception of the Plan.

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

The following presents total revenue by geographic region (in thousands):

	Year Ended June 30,
	2008	2007	2006
North America	$122,741	$95,448	$60,954
International	5,988	2,379	654

Total	$128,729	$97,827	$61,608

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006
	(In thousands, except per share amounts)
Total revenue	$34,704	$31,489	$30,561	$31,975	$28,923	$26,009	$22,480	$20,415
Gross profit	21,697	19,518	19,657	20,412	18,459	16,199	14,118	12,463
Net income (loss)	(47)	(1,714)	1,837	2,557	1,893	2,040	1,102	1,046
Accretion of preferred stock	—	—	—	—	(13)	(12)	(13)	(12)

Net income (loss) available to common stockholders	$(47)	$(1,714)	$1,837	$2,557	$1,880	$2,028	$1,089	$1,034

Basic net income (loss) per share available to common stockholders	$0.00	$(0.04)	$0.04	$0.06	$0.20	$0.23	$0.13	$0.13

Diluted net income (loss) per share available to common stockholders	$0.00	$(0.04)	$0.04	$0.06	$0.05	$0.05	$0.03	$0.03

The previously issued Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended March 31 2008, December 31, 2007 and September 30, 2007 contained an understatement of cash provided by operating activities and a corresponding overstatement of cash provided by financing activities which resulted from a classification error for the payment of accrued initial public offering costs. The payment of such costs was classified as operating cash outflows instead of financing cash outflows. The Company will restate its interim Condensed Consolidated Statements of Cash Flows on Form 10-Qs during fiscal year 2009 to reflect the restatements for the periods shown below. This adjustment to the Condensed Consolidated Statements of Cash Flows does not affect the Company’s unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, cash and cash equivalents, or earnings per share. The following is a summary of the restatements associated with the Company’s unaudited Condensed Consolidated Statements of Cash Flows for the fiscal 2008 quarters in thousands.

	Nine months ended March 31, 2008			Six months ended December 31, 2007			Three months ended September 30, 2007
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
Cash flows from operating activities:
Change in assets and liabilities:
Accounts payable	$677	$1,360	$2,037	$(1,382)	$1,360	$(22)	$(2,554)	$1,200	$(1,354)

Accrued liabilities and other	1,135	300	1,435	1,300	300	1,600	679	300	979

Net cash provided by operating activities	6,881	1,660	8,541	8,779	1,660	10,439	2,231	1,500	3,731

Cash flows from financing activities:
Initial public offering costs*	—	(1,660)	(1,660)	—	(1,660)	(1,660)	—	(1,500)	(1,500)

Net cash provided by (used in) financing activities	80,591	(1,660)	78,931	80,381	(1,660)	78,721	80,314	(1,500)	78,814

*	Previously described as “Deferred initial public offering costs included in other assets”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have previously reported on-going remediation efforts relating to the material weakness identified as of June 30, 2007 related to the deferral of revenue for the entire arrangement fees associated with transactions in which vendor specific evidence or fair value does not exist for undelivered product elements. During fiscal 2008, we designed and placed in operation new controls to remediate the material weakness. Specifically, we have educated our sales and marketing personnel regarding revenue recognition policies and procedures, hired a revenue recognition accounting manager, and implemented review process regarding customer communications As of June 30, 2008, we have determined that the new controls are effectively designed and have demonstrated effective operation for a sufficient period of time to enable management to conclude the material weakness identified in 2007 has been remediated

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the fourth quarter of fiscal 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears below.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls over financial reporting have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ShoreTel, Inc.:

We have audited the internal control over financial reporting of ShoreTel, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2008 of the Company and our report dated September 12, 2008, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP

San Jose, California
September 12, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements — See Index to Financial Statements at Page 47 of this Report.

(2) Financial Statement Schedule — Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes to those financial statements.

(3) Exhibits — See Exhibit Index at page 81 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September, 2008.

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL THESE, PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Combs, William P. Garvey and Michael E. Healy, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN W. COMBS John W. Combs	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 10, 2008

/s/ MICHAEL E. HEALY Michael E. Healy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 10, 2008

/s/ EDWIN J. BASART Edwin J. Basart	Director	September 10, 2008

/s/ MARK F. BREGMAN Mark F. Bregman	Director	September 10, 2008

/s/ GARY J. DAICHENDT Gary J. Daichendt	Director	September 10, 2008

/s/ KENNETH D. DENMAN Kenneth D. Denman	Director	September 10, 2008

/s/ CHARLES D. KISSNER Charles D. Kissner	Director	September 10, 2008

/s/ EDWARD F. THOMPSON Edward F. Thompson	Director	September 10, 2008

INDEX TO FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts and Reserves

All required schedules associated with Valuation and Qualifying Accounts and Reserves are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1(1)	Third Restated Certificate of Incorporation of the Registrant

3.2(1)	Second Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Registrant’s Common Stock certificate.

4.2(1)	Seventh Amended and Restated Rights Agreement dated October 20, 2004 by and among the Registrant and certain of its equityholders.

10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.

10.2(1) +	1997 Stock Option Plan and forms of stock option agreement and stock option exercise agreement.

10.3(1) +	2007 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.

10.4(2)+	2007 Employee Stock Purchase Plan

10.5+	ShoreTel FY 2009 Executive Bonus Plan

10.6(1) +	Offer Letter, dated as of July 14, 2004, by the Registrant and John W. Combs.

10.7(1) +	Offer Letter, dated as of September 8, 2005, by the Registrant and Joseph A. Vitalone.

10.8(1) +	Offer Letter, dated as of April 13, 2005, by the Registrant and Walter Weisner.

10.9(1)+	Offer Letter, dated April 22, 2007, by the Registrant and Michael E. Healy

10.10(1) +	Change of Control Agreement, dated as of August 5, 2004, between the Registrant and John W. Combs.

10.11(1)+	Change of Control Agreement, dated as of August 1, 2001, between the Registrant and Edwin J. Basart.

10.12(3)+	Employment Agreement, dated as of January 23, 2008, between the Registrant and Donald Girskis.

10.13(1)	Sublease, dated as of October 1998, between Registrant and Applied Materials, Inc., as amended.

10.14†(1)	ODM Product Development and Purchase Agreement, dated as of March 19, 2004, between Registrant and Giant Electronics Ltd., as amended.

10.15(1)	Manufacturing Services Agreement, dated October 28, 2005, between Registrant and Jabil Circuit, Inc.

10.16(1)	Office Lease Oakmead West, dated April 20, 2007, between Registrant and Carr NP Properties, L.L.C.

21	Subsidiaries

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page hereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-140630).

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

+	Management Compensatory Plan or Arrangement

†	Confidential treatment has been granted with respect to selected portions of this agreement has been filed with the Commission.

(b) Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.