Form 10-Q
period 2008-09-30
ShoreTel Inc
filed 2008-11-06
CIK 1388133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33506

SHORETEL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0443568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

960 Stewart Drive, Sunnyvale, California	94085-3913
(Address of principal executive offices)	(Zip Code)

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

As of October 27, 2008, 43,455,350 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	Sept. 30, 2008	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,436	$68,672
Short-term investments	27,671	34,139
Accounts receivable, net of allowance of $1,443 and $414 as of September 30, 2008 and June 30, 2008, respectively	20,116	21,909
Inventories	9,964	12,008
Prepaid expenses and other current assets	5,132	5,063

Total current assets	142,319	141,791
PROPERTY AND EQUIPMENT — Net	3,762	3,649
OTHER ASSETS	3,416	2,357

TOTAL	$149,497	$147,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,403	$5,952
Accrued liabilities and other	4,532	4,420
Accrued employee compensation	5,515	5,547
Deferred revenue	15,462	13,879

Total current liabilities	30,912	29,798

LONG-TERM LIABILITIES:
Long-term deferred revenue	5,065	4,786

Total liabilities	35,977	34,584

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share, authorized 5,000 and 5,000 shares as of September 30, 2008 and June 30, 2008, respectively; none issued and outstanding	—	—
Common stock, par value $.001 per share, authorized 500,000 shares as of September 30, 2008 and June 30, 2008, respectively; issued and outstanding, 43,432 and 43,341 shares as of September 30, 2008 and June 30, 2008, respectively	198,353	195,596
Deferred stock compensation	(120)	(142)
Accumulated other comprehensive loss	(388)	(76)
Accumulated deficit	(84,325)	(82,165)

Total stockholders’ equity	113,520	113,213

TOTAL	$149,497	$147,797

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,
	2008	2007
REVENUE:
Product	$30,014	$28,125
Support and services	5,846	3,850

Total revenue	35,860	31,975
COST OF REVENUE:
Product (1)	9,986	9,404
Support and services (1)	2,914	2,159

Total cost of revenue	12,900	11,563
GROSS PROFIT	22,960	20,412

OPERATING EXPENSES:
Research and development (1)	7,786	6,207
Sales and marketing (1)	11,148	8,322
General and administrative (1)	6,010	3,723

Total operating expenses	24,944	18,252

INCOME (LOSS) FROM OPERATIONS	(1,984)	2,160
OTHER INCOME:
Interest income	628	1,161
Other	(196)	42

Total other income	432	1,203

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,552)	3,363
PROVISION FOR INCOME TAXES	(608)	(806)

NET INCOME (LOSS)	$(2,160)	$2,557

Net income (loss) per common share
Basic	$(0.05)	$0.06

Diluted	$(0.05)	$0.06

Shares used in computing net income (loss) per share
Basic	43,318	41,881
Diluted	43,318	44,989

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$22	$8
Cost of support and services revenue	194	58
Research and development	722	254
Sales and marketing	973	451
General and administrative	801	294

Total stock-based compensation expense	$2,712	$1,065

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,160)	$2,557
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	450	319
Accretion of discount on investments	(6)	—
Stock-based compensation expense	2,712	1,065
Loss on disposal of property and equipment	65	—
Provision for doubtful accounts receivable	1,010	(40)
Changes in assets and liabilities:
Accounts receivable	783	(2,253)
Inventories	2,044	1,009
Prepaid expenses and other current assets	(69)	169
Other assets	(299)	(82)
Accounts payable	(809)	(1,354)
Accrued liabilities and other	144	979
Accrued employee compensation	(32)	(290)
Deferred revenue	1,862	1,652

Net cash provided by operating activities	5,695	3,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(468)	(679)
Purchases of investments	(8,016)	—
Proceeds from maturities of investments	14,174	—
Purchase of software license	(660)	—

Net cash provided by (used in) investing activities	5,030	(679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	—	80,265
Initial public offering costs	—	(1,500)
Exercise of common stock options (including proceeds from unvested shares)	39	49

Net cash provided by financing activities	39	78,814

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,764	81,866
CASH AND CASH EQUIVALENTS — Beginning of period	68,672	17,326

CASH AND CASH EQUIVALENTS — End of period	$79,436	$99,192

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$56,341
Reclassification of initial public offering costs from other assets to common stock	$—	$2,866
Deferred initial public offering costs included in period-end accounts payable	$—	$160
Reclassification of preferred stock warrant liability to common stock	$—	$549
Vesting of accrued early exercised stock options	$32	$60
Purchase of property and equipment included in period-end accounts payable	$160	$40

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying financial data as of September 30, 2008 and for the three months ended September 30, 2008 and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2008 results of operations for the three months ended September 30, 2008 and 2007, and cash flows for the three months ended September 30, 2008 and 2007, as applicable, have been made. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Computation of Net Income (loss) per Share

Basic net income (loss) per common share available to common stockholders is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares available to common stockholders during the period. Diluted net income per common share available to common stockholders is determined by dividing net income available to common stockholders by the weighted average number of common shares available to common stockholders used in the basic net income (loss) per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potentially dilutive securities were not included in the computation of dilutive net loss per share for the three months ended September 30, 2008, because to do so would have been anti-dilutive.

Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s financial position, results of operations or cash flow.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS No. 162), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to US Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.

In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (SFAS No. 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 on its consolidated financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has adopted SFAS 159 beginning July 1, 2008 and we did not elect the fair value option to measure eligible financial assets and financial liabilities.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities on financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FASB Staff Position No. 157-2 (FSP No. 157-2) delays the effective date for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company has adopted SFAS No. 157 beginning July 1, 2008, and there was no material impact on the Company’s condensed consolidated financial statements (see Note 4).

3. Balance Sheet Details

Balance sheet components consist of the following:

	September 30, 2008	June 30, 2008
	(in thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$2,547	$2,614
Deferred cost of revenue	837	701
Deferred taxes	1,748	1,748

Total prepaid expenses and other current assets	$5,132	$5,063

Property and equipment:
Computer equipment and tooling	$4,849	$4,656
Software	1,042	943
Furniture and fixtures	796	759
Leasehold improvements	324	298

Total property and equipment	7,011	6,656
Less accumulated depreciation and amortization	(3,249)	(3,007)

Property and equipment — net	$3,762	$3,649

Other Assets:
Long term prepaid license	$3,171	$2,100
Long term deposit & others	245	257

Total other assets	$3,416	$2,357

Deferred Revenue — current and long-term:
Product	$2,792	$2,410
Support and services	17,735	16,255

Total deferred revenue	$20,527	$18,665

Short-term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

As of September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$20,062	$3	$(365)	$19,700
US Govt. agency securities	7,997	—	(26)	7,971

Total	$28,059	$3	$(391)	$27,671

As of June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$15,607	$5	$(58)	$15,554
US Govt. agency securities	18,608	2	(25)	18,585

Total	$34,215	$7	$(83)	$34,139

All short-term investments have contractual maturities of less than 1 year at September 30, 2008. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

4. Fair Value Disclosure

On July 1, 2008, the Company adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements,” (SFAS No. 157). SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

Determination of Fair Value

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, market prices received from industry standard pricing data providers or alternative pricing sources with reasonable levels of price transparency. Money market funds are classified as Level 1 because these securities are valued based on quoted market prices in active markets. US Govt. agency securities, corporate notes and commercial paper are classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs that are directly or indirectly observable.

The table below sets forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	As of September 30, 2008
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$74,155	$—	$—	$74,155
Corporate notes and commercial paper	—	19,700	—	19,700
US Govt. agency securities	—	7,971	—	7,971

	$74,155	$27,671	$—	$101,826

The above table excludes $5.3 million of cash balances on deposit at banks.

5. Income Taxes

The Company recorded an income tax provision of $0.6 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively.

During the quarter ended September 30, 2008 management determined that a reliable estimate of the Company’s annual effective tax rate could no longer be made due to the wide variability in the effective tax rate that could result from the impact of significant permanent differences, primarily non-deductible stock option expense, coupled with management’s assessment of the Company’s current business outlook for fiscal 2009. Accordingly, in accordance with FASB Interpretation 18, Accounting for Income Taxes in Interim Periods, the tax provision for the three months ended September 30, 2008 was determined on a discrete basis, based upon actual operating results and tax credit carryforwards.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. Since the law was enacted during the Company’s second fiscal quarter, the effects of the change in the tax law will be recognized in the second quarter. The Company is currently in the process of analyzing the impact of the new law.

Assembly Bill 1452, enacted September 30, 2008 by the State of California, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension. As of June 20, 2008, the Company does not have any California net operating loss carryforwards and therefore, the change has no impact on the Company’s quarter ended September 30, 2008. Further the bill limits the utilization of tax credits to 50% of a taxpayer’s California tax liability. The Company is able to utilize research and development credit to the extent of 50% of the Company’s tax liability.

As of September 30, 2008, the Company had gross unrecognized tax benefits of $1.6 million, as compared to $1.5 million as on June 30, 2008, representing an increase of $0.1 million for the first three months of fiscal 2009. The increase in the reserve for unrecognized tax benefits during the three months ended September 30, 2008, is primarily due to California research credit. None of the total unrecognized tax benefits of the Company, if recognized, would impact the effective tax rate, as the Company has a full valuation allowance on its carryforward attributes.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

The Company’s only major tax jurisdiction is the United States. The tax years 2000 through 2007 remain open and subject to tax examination by the appropriate governmental agencies in the United States.

6. Redeemable Convertible Preferred Stock and Stock Warrants

Upon the Company’s initial public offering in July 2007, all outstanding shares of preferred stock were converted into common stock. In addition, all outstanding warrants to purchase shares of preferred stock were converted into warrants to purchase common stock. As of September 30, 2008, there were no redeemable convertible preferred stock or preferred stock warrants outstanding.

Preferred Stock Warrants — In prior years, the Company issued warrants to purchase Series E and Series F redeemable convertible preferred stock. These warrants converted to common stock warrants upon the completion of the Company’s IPO in July 2007. The Company recorded the fair value of the warrants at the time of grant using the Black-Scholes option-pricing model.

The Company has 1,909 common stock warrants outstanding as of September 30, 2008 at strike prices ranging from $21.18 to $26.22 per share.

7. Common Stock

Common Shares Subject to Repurchase

At September 30, 2008, 46,461 shares of common stock were subject to repurchase in connection with the early exercise of stock options under the Company’s stock option plan.

Common Shares Reserved for Issuance

At September 30, 2008, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	9,335
Reserved under employee stock purchase plan	810
Conversion of warrants	2

Total	10,147

8. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights under the provisions of SFAS 123(R) using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Expected life of option plan	6.08 years	6.08 years
Expected life of ESPP right	0.50 years	—
Risk-free interest rate for option plan	3.11%	4.5%
Risk-free interest rate for ESPP right	1.93%	—
Volatility for option plan	59%	55%
Volatility for ESPP right	136%	—
Dividend yield	0%	0%

During the three months ended September 30, 2008 and 2007, the Company recorded non-cash stock-based compensation expense of $2.7 million and $1.1 million under SFAS 123(R), respectively.

SFAS 123(R) requires that compensation expense be recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. The estimated forfeiture rate for the three months ended September 30, 2008 and 2007 was 9.7% and 11.5%, respectively. As of September 30, 2008, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $25.8 million, net of estimated forfeitures of $6.6 million. This cost will be amortized on a straight-line basis over a weighted-average vesting period of approximately three years.

9. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price (“Class Two Options”). During the three months ended September 30, 2008, 1,167 unvested shares were repurchased. There were no repurchases of unvested shares in the three months end September 30, 2007. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restrictive stock units (“RSUs”) and restrictive stock awards (“RSAs”) to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. On February 6, 2008, the Company’s Board of Directors approved an increase to the number of shares authorized and reserved for issuance under the 2007 Equity Incentive Plan by 2.1 million, pursuant to the terms of that plan.

Class Two Options granted under the 1997 Plan to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of September 30, 2008 and June 30, 2008, there were 46,461 and 126,082 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $40,000 and $72,000, respectively, of related recorded liability, which is included in accrued liabilities.

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price
	(Amounts in thousands, except per share amounts)
Outstanding — June 30, 2008	2,202	7,175	$8.18
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(20)	—	—
Options granted — (weighted average grant date fair value of $3.18 per share)	(680)	680	5.49
Options exercised	—	(80)	0.48
Options canceled	250	(250)	13.18
Options repurchased	1	—	—
Restricted stock awards (see Note 11)	(416)

Outstanding — September 30, 2008	1,337	7,525	$7.85

Options exercisable at September 30, 2008		2,195	$3.20

The total pre-tax intrinsic value for options exercised in the three months ended September, 2008 and 2007 was $0.4 million and $1.1 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 20,000 cancelled options that expired under the 1997 Option Plan due to the termination of that plan. These cancelled, expired options have been included in the option activity for the three months ended September 30, 2008.

The following table summarizes information about outstanding and exercisable options at September 30, 2008:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(Amounts in thousands, except years and per share data)
$0.10 — 0.40	892	5.98	$0.31
$0.80 — 1.00	523	6.89	$0.89
$2.00 — 3.20	717	7.84	$3.08
$3.60 — 4.94	784	9.27	$4.75
$5.02 — 6.00	1,078	9.59	$5.46
$6.08 — 11.30	915	8.62	$10.98
$11.40 —12.55	624	8.67	$11.53
$13.44 —13.73	687	8.90	$13.71
$14.61	850	9.16	$14.61
$15.38 — 15.41	184	9.15	$15.40
$17.00	271	9.02	$17.00

Total Outstanding	7,525	8.44	$7.85	$10,382

Exercisable	2,195	6.99	$3.20	$7,911
Vested and expected to vest	6,221	8.26	$7.61	$9,337

10. Employee Stock Purchase Plan

On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of Company stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st and November 1st, each year. Employees purchase shares in the purchase period at 90% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower.

On February 6, 2008, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved an increase to the number of shares authorized and reserved for issuance under the ESPP by 427,289 shares, pursuant to the terms of that plan.

As of September 30, 2008, 117,000 shares had been issued under the ESPP and 810,000 shares had been reserved for future issuance.

11. Restricted Stock

Under the 2007 Plan, during the three months ending September 30, 2008, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Restricted stock award and restricted stock unit activity for the three months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Beginning balance	70	—
Awarded	416	—
Released	(12)	—
Forfeited	—	—

Ending balance	474	—

Information regarding restricted stock units outstanding at September 30, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Shares outstanding	474	2.56 years	$2,722
Shares vested and expected to vest	360	2.48 years	$2,069

12. Litigation, Commitments and Contingencies

Litigation — The Company is a party to the following lawsuits:

Mitel Patent Litigation. On June 27, 2007, a lawsuit was filed against us by Mitel Networks Corporation in the United States District Court for the Eastern District of Texas. Mitel alleges that the Company infringes four of its U.S. patents: U.S. Patent No. 5,940,834, entitled “Automatic Web Page Generator,” U.S. Patent No. 5,703,942 entitled “Portable Telephone User Profiles Using Central Computer,” U.S. Patent No. 5,541,983 entitled “Automatic Telephone Feature Selector” and U.S. Patent No. 5,657,446 entitled “Local Area Communications Server.” On August 21, 2007, Mitel filed an amended complaint, which alleges that the Company infringes two additional U.S. patents held by Mitel: U.S. Patent No. 5,007,080, entitled “Communications System Supporting Remote Operations,” and U.S. Patent No. 5,657,377, entitled “Portable Telephone User Profiles.” The lawsuit includes claims that relate to components or features that are material to the Company’s products. In relation to its claims under each patent, Mitel seeks a permanent injunction against infringement, attorney’s fees and compensatory damages. On July 31, 2007, the Company filed counterclaims in the Eastern District of Texas. In addition to denying all of Mitel’s claims of patent infringement, the counterclaims allege that Mitel’s IP phone systems, including the Mitel 3300 IP Communications Platform, infringes ShoreTel’s U.S. Patent No. 7,167,486 B2 entitled “Voice Traffic Through a Firewall.” A claim construction hearing has been set for February 2010, and a trial date for this lawsuit has been set for June 2010. ShoreTel believes that it has meritorious defenses to this lawsuit and intends to defend the litigation vigorously. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of September 30, 2008.

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

U.S. Federal Court Class Action Litigation. On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. A second purported class action alleging the same claims was filed on January 29, 2008. The lawsuits were consolidated, and a consolidated amended class action complaint, captioned In Re ShoreTel, Inc. Securities Litigation, was filed on June 27, 2008. The consolidated complaint purports to bring suit on behalf of those who purchased the Company’s common stock pursuant to the initial public offering on July 3, 2007 and purports to allege claims for violations of the federal securities laws. The consolidated complaint seeks unspecified compensatory damages and other relief. Management believes that the Company has meritorious defenses to these claims and intends to defend the litigation vigorously. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of September 30, 2008.

California State Court Derivative Action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. On May 6, 2008, the parties stipulated to, and the Court entered an order for, a temporary standstill of the case, pending completion of the pleadings stage of the class action litigation described above. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of September 30, 2008.

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

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2013. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable leases as of September 30, 2008, are as follows (in thousands):

Years Ending June 30,
2009 (remaining 9 months)	$1,349
2010	915
2011	353
2012	287
2013	99

Total	$3,003

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted herein to U.S. dollars at the interbank exchange rate on September 30, 2008.

Rent expense for the three months ended September 30, 2008 and 2007 was $0.4 million and $0.2 million respectively.

Purchase commitments — As of September 30, 2008 and June 30, 2008, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $11.9 million and $10.4 million, respectively.

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

The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2008	2007
United States	$33,609	$30,873
International	2,251	1,102

Total	$35,860	$31,975

14. Restatement

Cash Flows from initial public offering costs for the three months ended September 30, 2007

The previously issued Condensed Consolidated Statement of Cash Flows for the fiscal quarter ended September 30, 2007 contained an understatement of cash provided by operating activities and a corresponding overstatement of cash provided by financing activities which resulted from a classification error for the payment of accrued initial public offering costs. The payment of such costs was classified as operating cash outflows instead of financing cash outflows. As a result, the Company has restated its interim Condensed Consolidated Statement of Cash Flows for three months ended September 30, 2007 as shown below. This adjustment to the Condensed Consolidated Statement of Cash Flows does not affect the Company’s unaudited Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, cash and cash equivalents, or earnings per share.

The following is a summary of the restatement associated with the Company’s unaudited Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2007, in thousands.

	As previously reported	Adjustment	As restated
Cash flows from operating activities:
Change in assets and liabilities:
Accounts payable	$(2,554)	$1,200	$(1,354)

Accrued liabilities and other	679	300	979

Net cash provided by operating activities	2,231	1,500	3,731

Cash flows from financing activities:
Initial public offering costs	—	(1,500)	(1,500)

Net cash provided by (used in) financing activities	$80,314	$(1,500)	$78,814

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Most channel partners generally perform installation and implementation services for the enterprises that use our systems. In most cases, our channel partners provide the post-contractual support to the enterprise customer by providing first-level support services and purchasing additional services from us under a post-contractual support contract. For channel partners without support capabilities or that do not desire to provide support, we offer support contracts to provide all of the support to enterprise customers.

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

Although we have historically sold our systems primarily to small and medium sized enterprises, we expanded our sales and marketing activities to increase our focus on larger enterprise customers. Accordingly, we have a major accounts program whereby our sales personnel assist our channel partners with sales to large enterprise accounts, and we coordinate with our channel partners to enable them to better serve large multi-site enterprises. To the extent we are successful in penetrating larger enterprise customers, we expect that the sales cycle for our products will increase, and that the demands on our sales and support infrastructure will also increase.

We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. While we expanded our operations to Europe in 2005 and to the Asia Pacific region in 2006, most of our enterprise customers are located in the United States. Revenue from international sales has been less than 10% of our total revenue for three months ended September 30, 2008 and 2007, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

We have experienced growth in the past year, with our total revenue growing to $35.9 million for the three months ended September 30, 2008 from $32.0 million in the same period of 2007. This growth in revenue has largely been driven by increased demand for IP telecommunications systems from new enterprise customers and increase in service and support revenue. However, our operating expenses have increased significantly to $24.9 million for the three months ended September 30, 2008 from $18.3 million in the same period of 2007. This growth in operating expenses has primarily been driven by our growth in headcount, to 380 employees at September 30, 2008, as compared with 295 employees at September 30, 2007. We expect to continue to add personnel in all functional areas.

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

Deferred revenue. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at September 30, 2008 was $20.5 million, consisting of $2.8 million of deferred product revenue and $17.7 million of deferred support and services revenues, of which $15.5 million is expected to be recognized within one year.

Gross profit. Our gross profit for products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system prices. We have been able to increase our product gross profit by reducing hardware costs through product redesign and volume discount pricing from our suppliers. We have also introduced new, lower cost hardware following these introductions, which has continued to improve our product gross profit. In general, product gross profit on our switches is greater than product gross profit on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross profit and increasing our profitability.

Gross profit for support and services is significantly lower than gross profit for products, and is impacted primarily by personnel costs and labor related expenses. The primary goal of our support and services function is to ensure maximum customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we will be able to improve gross profit for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

Operating expense management. Our operating expenses are comprised primarily of compensation and benefits for our employees and, therefore, the increase in operating expenses has been primarily related to increases in our headcount. We intend to expand our workforce to support our anticipated growth, and therefore our ability to forecast and increase revenue is critical to managing our operating expenses and profitability.

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

Cost of revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of product sold. Cost of support and services revenue consists of salary and related costs of personnel engaged in support and services, and are substantially fixed in the near term.

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

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, advertising, trade shows, professional services fees and facilities expenses. We plan to continue to invest in development of our distribution channel by increasing the number of our channel partners to enable us to expand into new geographies, including Europe, Asia Pacific and Latin America, and further increase our sales to large enterprises. In conjunction with channel growth, we plan to continue to invest in our training and support of channel partners to enable them to more effectively sell our products. We also plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category.

General and administrative expenses. General and administrative expenses relate to our executive, finance, human resources, legal and information technology organizations. Expenses primarily include personnel costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense, software amortization costs, depreciation expense and facilities expenses. We expect that we will continue to incur significant additional accounting, legal and compliance costs, including costs to comply with Sarbanes-Oxley 404 as well as additional insurance, investor relations and other costs associated with being a public company. We also expect to continue to incur significant legal expenses related to our litigation with Mitel and securities lawsuits discussed elsewhere in this report.

Other income, net. Other income primarily consists of interest earned on cash balances.

Income tax provision. Income tax provision includes federal, state and foreign tax on our income. From inception through 2005, we accumulated substantial tax credit carryforwards. We reserved a significant amount of the deferred tax asset from the tax credits on our financial statements. For the three months ended September 30, 2008, the Company had a tax expense of $0.6 million on a book loss of $1.6 million. The tax expense primarily due to permanent differences related to stock-based compensation expenses and limitations on the utilization of California research and development credits. The effective tax rate for the three months ended September 30, 2007 was 24%.

Critical Accounting Policies and Estimates

We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to allow for doubtful accounts, the calculation of stock-based compensation expense, and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2008 Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,
	2008	2007
Revenue:
Product	84%	88%
Support and services	16%	12%

Total revenue	100%	100%
Cost of revenue:
Product	28%	29%
Support and services	8%	7%

Total cost of revenue	36%	36%

Gross profit	64%	64%
Operating expenses:
Research and development	22%	19%
Sales and marketing	31%	26%
General and administrative	17%	12%

Total operating expenses	70%	57%

Operating income (loss)	(6%)	7%
Other income, net	2%	4%

Income (loss) before provision for income tax	(4%)	11%
Provision for income taxes	(2%)	(3%)

Net income (loss)	(6%)	8%

Comparison of the three months ended September 30, 2008 and September 30, 2007

Revenue.

	Three months ended		Change
	September 30, 2008	September 30, 2007
			$	%
(in thousands, except percentages)
Revenue	$35,860	$31,975	$3,885	12%

The increase was primarily attributable to increased sales of our products and services. Product revenue was $30.0 million in the three months ended September 30, 2008, an increase of $1.9 million, or 7%, from $28.1 million in the same period of 2007. Support and services revenue was $5.9 million in the three months ended September 30, 2008, an increase of $2.0 million, or 52%, from $3.9 million in the same period of 2007, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training and installation services.

Cost of revenue and gross profit.

	Three months ended		Change
	September 30, 2008	September 30, 2007
			$	%
	(in thousands, except percentages)
Cost of revenue	$12,900	$11,563	$1,337	12%
Gross profit	$22,960	$20,412	$2,548	12%
Gross profit	64.0%	63.8%	n/a	0%

Gross profit percent slightly increased in the three months ended September 30, 2008 compared to the same period of 2007. The increase was attributable to an increase in support and services gross profit from 44% in the three months ended September 30, 2007 to 50% in the same period of 2008. Support and services gross profit increased due to support and services revenue increasing by 52% and support and services cost increasing by 35%, compared to the same period in 2007. Compensation for support and services employees, the largest category of support and service costs, increased 49% in the three months ended September 30, 2008, as headcount increased from 40 employees at September 30, 2007 to 57 employees at September 30, 2008. Product gross profit percent was 67% in the three months ended September 30, 2008 and September 30, 2007, respectively.

Operating expenses.

	Three months ended		Change
	September 30, 2008	September 30, 2007
			$	%
	(in thousands, except percentages)
Research and development	$7,786	$6,207	$1,579	25%
Sales and marketing	$11,148	$8,322	$2,826	34%
General and administrative	$6,010	$3,723	$2,287	61%

Research and development. Compensation, including stock-based compensation, for research and development employees accounted for $1.3 million of the increase, primarily as a result of an increase in headcount to 128 employees at September 30, 2008, from 103 employees at September 30, 2007. Additionally, facility costs, travel and entertainment and depreciation accounted for $0.2 million, $0.1 million and $0.1 million, respectively, of the increase.

Sales and marketing. Compensation, including stock-based compensation for sales and marketing employees represented $1.8 million of the increase, primarily as a result of an increase in headcount, to 133 employees at September 30, 2008 from 101 employees at September 30, 2007. Additionally, advertisement and lead generation, trade shows, travel and entertainment, consulting and temporary labor costs, and marketing cooperative advertising accounted for $0.3 million, $0.3 million, $0.2 million, $0.2 million, and $0.2 million, respectively, of the increase.

General and administrative. Compensation for general and administrative employees, including stock-based compensation, accounted for $0.7 million of the increase, primarily as a result of an increase in headcount, to 41 employees at September 30, 2008 from 34 employees at September 30, 2007. Bad debt expenses, audit and tax services, office rent, legal expenses including litigation expenses, and depreciation accounted for $1.0 million, $0.2 million, $0.2 million, $0.1 million and $0.1 million, respectively, of the increase.

Other income, net.

	Three months ended		Change
	September 30, 2008	September 30, 2007
			$	%
(in thousands, except percentages)
Other income, net	$432	$1,203	$(771)	(64)%

The decrease is primarily attributable to decrease in interest income by $0.5 million due to a decline in overall interest rates in the three months ended September 30, 2008 as compared to the same period of 2007. Additionally, in the three months ended September 30, 2008 there was an increase in loss on foreign currency exchange translation of $0.2 million compared to same period of 2007 due to higher fluctuation in foreign currency exchange rates. We expect that foreign currency exchange rates may be volatile in the near term.

Provision for income taxes.

	Three months ended		Change
	September 30, 2008	September 30, 2007
			$	%
(in thousands, except percentages)
Tax provision	$608	$806	$(198)	(25)%

Income tax provision. The income tax provision was $0.6 million in the three months ended September 30, 2008 which is a decrease of $0.2 million from $0.8 million in the same period of 2007, primarily due to lower taxable income in the three months ended September 30, 2008 compared to same of 2007.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash and cash equivalents and investments (in thousands):

	September 30, 2008	June 30, 2008	Change
			$
Cash and cash equivalents	$79,436	$68,672	$10,764
Short-term investments	27,671	34,139	(6,468)

Total	$107,107	$102,811	$4,296

As of September 30, 2008, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $107.1 million and accounts receivable net of $20.1 million. On July 9, 2007, we closed our initial public offering of 9,085,000 shares of common stock at a price of $9.50 per share, resulting in net proceeds to us of approximately $77.4 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $107.1 million of cash and cash equivalents and short-term investments at September 30, 2008, together with cash flows from our operations will be sufficient to fund our operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30,
	2008	2007
	(In thousands)
Cash provided by operating activities	$5,695	$3,731
Cash provided by (used in) investing activities	5,030	(679)
Cash provided by financing activities	39	78,814

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

Net income (loss) during the three months ended September 30, 2008 and 2007 included non-cash charges of $2.7 million and $1.1 million in stock-based compensation expense, respectively, bad debt expense of $1.0 million and ($0.04 million), respectively, and $0.5 million and $0.3 million in depreciation and amortization of fixed assets, respectively.

Cash provided by operating activities during the three months ended September 30, 2008 also reflect net changes in operating assets and liabilities, which provided $3.6 million, consisting primarily of a significant decrease in inventories of $2.0 million due to improved inventory turnover, an increase in deferred revenue of $1.9 million, decrease in accounts receivables by $0.8 million primarily due to a decrease in days sales outstanding, partially offset by a decrease in accounts payable of $0.8 million.

Cash provided by operating activities during the three months ended September 30, 2007 reflect net changes in operating assets and liabilities, which used $0.2 million, consisting primarily of an increase in accounts receivables of $2.3 million and decreases in accounts payable and accrued employee compensation of $1.4 million and $0.3 million, respectively, which was partially offset by a decrease in inventories of $1.0 million and an increase in deferred revenue and accrued liabilities and other of $1.7 million and $1.0 million, respectively.

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

Net cash provided by (used in) investing activities was $5.0 million and ($0.7) million in the first three months of fiscal 2008 and 2007, respectively. Net cash provided by investing activities in the first three months of 2008 was primarily related to the short-term investments sold and matured and in 2007 was primarily for capital expenditures, primarily related to manufacturing tooling for the production of our hardware products, computer equipment for our research and development lab and to support our growth in headcount.

Cash flows from financing activities

Net cash provided by financing activities was $39,000 and $78.8 million in the three months ended September 30, 2008 and 2007, respectively. In the three months ended September 30, 2008 and 2007, $39,000 and $49,000, respectively were generated from the exercise of common stock options. Additionally, in the first three months of fiscal 2007, we generated net proceeds of $77.4 million from our initial public offering.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2008 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	5 years and after
Operating lease obligations	$3,003	$1,837	$869	$297	$—
Non-cancelable purchase commitments for finished goods	9,132	9,132	—	—	—
Purchase commitments for software license use	2,815	1,884	931	—	—

Total contractual obligations	$14,950	$12,853	$1,800	$297	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting ShoreTel, Inc., see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which is incorporated herein by reference. Our exposure to market risk has not changed materially since June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There was no material developments in the Company’s legal proceedings during the quarter ended September 30, 2008. The information set forth above under Note 12 contained in the “Notes to Consolidated Condensed Financial Statements” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There has been no material change in the Company’s risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 except as follows:

•	The following risk factor has been updated with financial information as it relates to three months ended September 30, 2008.

We may not be profitable in future periods and our past growth rates may not be indicative of our future growth, and we may not be able to continue to maintain or increase our growth.

We have not been profitable in some prior periods and we had an accumulated deficit of $84.3 million as of September 30, 2008. We may not succeed in sustaining profitability in future periods. We incur significant operating expenses associated with being a public company. We also expect that our operating expenses will continue to increase in all areas as we seek to grow our business. If our gross profit does not increase to offset these expected increases in operating expenses, our operating results will be negatively affected. You should not consider our historic revenue growth rates as indicative of our future growth. Accordingly we cannot assure you that we will be able to maintain or grow our revenue in the future.

•	The following risk factors have been added or modified to reflect risks related to the current economic environment.

Current uncertainty in global economic conditions makes it particularly difficult to predict demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have recently deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on capital equipment. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on demand for our products and services, and on our financial condition and operating results.

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

•	the timing and success of new product introductions by us or our competitors;

•	the timing of recognition of revenue from sales to our customers;

•	changes in our or our competitors’ pricing policies or sales terms;

•	changes in the mix of our products and services sold during a particular period;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party manufacturing costs and costs of components;

•	our ability to obtain sufficient supplies of components;

•	our ability to maintain sufficient production volumes for our products;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R);

•	publicly-announced litigation, such as the lawsuit by Mitel or stockholder litigation, and the impact of such litigation on our operating expenses and sales;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	changes in domestic and international regulatory environments affecting the Internet and telecommunications industries;

•	our ability to successfully expand our international operations;

•	seasonality in our target markets;

•	general economic conditions or economic recession;

•	decline in interest rates on our investments; and

•	volatility and fluctuation in foreign currency exchange rates.

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

Our business could be harmed by adverse economic conditions in our target markets, reduced spending on information technology and telecommunication products by customers and potential customers, and the tightening of the credit markets.

Our business depends on the overall demand for information technology, and in particular for telecommunications systems. The market we serve is emerging and the purchase of our products involves significant upfront expenditures. In addition, the purchase of our products can be discretionary and may involve a significant commitment of capital and other resources. In many cases, our resellers and/or end customers procure our products and services on credit. If credit is not available to them, it may be difficult or impossible for our resellers and/or end customers to purchase our products. Weak economic conditions in our target markets, or a reduction in information technology or telecommunications spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and reduced unit sales.

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

As a result of the ongoing credit contraction in the credit markets, our channel partners may have their credit lines withdrawn or may not be able to procure financing necessary to purchase our products, or maintain their business. If our resellers cannot continue to purchase our products, or cease operations, our ability to collect receivables, our operating results and our financial condition will be materially adversely affected.

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

If our contract manufacturers are unable or unwilling to continue manufacturing our products in required volumes and to meet our quality specifications, or if they significantly increase their prices, whether caused by uncertain global economic conditions, tightening of the credit markets, their weak financial condition or otherwise, we will have to identify one or more acceptable alternative contract manufacturers. The process of identifying and qualifying a new contract manufacturer can be time consuming, and we may not be able to substitute suitable alternative contract manufacturers in a timely manner or at acceptable prices. Additionally, transitioning to new contract manufacturers may cause delays in supply if the new contract manufacturers have difficulty manufacturing products to our specifications or quality standards. Furthermore, we do not own the electronic design for our phones, hence it may be more difficult or costly for us to change the contract manufacturer of our phones or to arrange for an alternate of or a replacement for these products in a timely manner should a transition be required. This could also subject us to the risk that our competitors could obtain phones containing technology that is the same as or similar to the technology in our phones.

Any disruption in the supply of products from our contract manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which could adversely affect our business and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007. As of September 30, 2008, the proceeds from our initial public offering have been invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2008

ShoreTel, Inc.

By:	/s/ Michael E. Healy
Michael E. Healy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

(b)	Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the annual consolidated financial statements or the notes thereto.