Form 10-Q/A
period 2008-09-30
ShoreTel Inc
filed 2008-12-10
CIK 1388133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

As of December 4, 2008, 43,778,919 shares of the registrant’s common stock were outstanding.

Explanatory Note

This Amendment No. 1 to ShoreTel, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 (the “Form 10-Q”) is being filed solely to provide corrected certifications pursuant to Exchange Act 13a-14(a) by inserting the subsection 4(b) regarding internal control over financial reporting that was inadvertently omitted from section 4 of the certifications previously filed as Exhibits 31.1 and 31.2 to the Form 10-Q.

There have been no changes from the original Form 10-Q other than described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2008

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