Form 10-Q
period 2008-12-31
ShoreTel Inc
filed 2009-02-09
CIK 1388133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of January 27, 2009, 43,810,238 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended December 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2008	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,901	$68,672
Short-term investments	21,847	34,139
Accounts receivable, net of allowance of $1,149 and $414 as of December 31, 2008 and June 30, 2008, respectively	23,265	21,909
Inventories	9,459	12,008
Prepaid expenses and other current assets	5,681	5,063

Total current assets	148,153	141,791
PROPERTY AND EQUIPMENT — Net	3,590	3,649
OTHER ASSETS	3,390	2,357

TOTAL	$155,133	$147,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,957	$5,952
Accrued liabilities and other	4,860	4,420
Accrued employee compensation	7,560	5,547
Deferred revenue	16,541	13,879

Total current liabilities	33,918	29,798

LONG-TERM LIABILITIES:
Long-term deferred revenue	5,780	4,786

Total liabilities	39,698	34,584

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share, authorized 5,000 as of December 31, 2008 and June 30, 2008; none issued and outstanding	—	—
Common stock, par value $.001 per share, authorized 500,000 shares as of December 31, 2008 and June 30, 2008, respectively; issued and outstanding, 43,801 and 43,341 shares as of December 31, 2008 and June 30, 2008, respectively	201,846	195,596
Deferred stock compensation	(97)	(142)
Accumulated other comprehensive loss	(44)	(76)
Accumulated deficit	(86,270)	(82,165)

Total stockholders’ equity	115,435	113,213

TOTAL	$155,133	$147,797

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
REVENUE:
Product	$29,096	$26,257	$59,110	$54,382
Support and services	6,239	4,304	12,085	8,154

Total revenue	35,335	30,561	71,195	62,536
COST OF REVENUE:
Product (1)	10,111	8,724	20,097	18,128
Support and services (1)	2,920	2,180	5,834	4,339

Total cost of revenue	13,031	10,904	25,931	22,467
GROSS PROFIT	22,304	19,657	45,264	40,069

OPERATING EXPENSES:
Research and development (1)	8,368	6,257	16,154	12,464
Sales and marketing (1)	11,648	8,804	22,796	17,126
General and administrative (1)	3,925	4,478	9,935	8,201

Total operating expenses	23,941	19,539	48,885	37,791

INCOME (LOSS) FROM OPERATIONS	(1,637)	118	(3,621)	2,278
OTHER INCOME (EXPENSE):
Interest income	392	1,262	1,020	2,423
Other	(406)	(65)	(602)	(23)

Total other income (expense)	(14)	1,197	418	2,400

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	(1,651)	1,315	(3,203)	4,678
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(294)	522	(902)	(284)

NET INCOME (LOSS)	$(1,945)	$1,837	$(4,105)	$4,394

Net income (loss) per common share
Basic	$(0.04)	$0.04	$(0.09)	$0.10

Diluted	$(0.04)	$0.04	$(0.09)	$0.10

Shares used in computing net income (loss) per share
Basic	43,622	42,140	43,470	42,011
Diluted	43,622	45,021	43,470	44,974

(1) Includes stock-based compensation expense as follows:

Cost of product revenue	$36	$17	$58	$25
Cost of support and services revenue	203	130	397	188
Research and development	799	492	1,521	746
Sales and marketing	823	572	1,796	1,023
General and administrative	343	502	1,144	796

Total stock-based compensation expense	$2,204	$1,713	$4,916	$2,778

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,105)	$4,394
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	962	722
Accretion of discount on investments	(25)	(121)
Stock-based compensation expense	4,916	2,778
Loss on disposal of property and equipment	112	41
Provision for (benefit from) doubtful accounts receivable	737	(156)
Changes in assets and liabilities:
Accounts receivable	(2,093)	(865)
Inventories	2,549	(726)
Prepaid expenses and other current assets	(618)	151
Other assets	(513)	(79)
Accounts payable	(887)	(22)
Accrued liabilities and other	480	1,600
Accrued employee compensation	2,013	(87)
Deferred revenue	3,656	2,809

Net cash provided by operating activities	7,184	10,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(985)	(1,199)
Purchases of investments	(8,016)	(18,563)
Proceeds from maturities of investments	20,358	—
Purchase of software license	(660)	—

Net cash provided by (used in) investing activities	10,697	(19,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	—	80,265
Initial public offering costs	—	(1,660)
Exercise of common stock options (including proceeds from unvested shares)	1,348	116

Net cash provided by financing activities	1,348	78,721

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,229	69,398
CASH AND CASH EQUIVALENTS — Beginning of period	68,672	17,326

CASH AND CASH EQUIVALENTS — End of period	$87,901	$86,724

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$56,341
Reclassification of initial public offering costs from other assets to common stock	—	2,936
Reclassification of preferred stock warrant liability to common stock	—	549
Vesting of accrued early exercised stock options	40	120
Purchase of property and equipment included in period-end accounts payable	146	89
Purchase of other assets included in period-end accounts payable	130	—

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

ShoreTel, Inc. and its subsidiaries (referred to herein as “the Company”) is a leading provider of Pure Internet Protocol, or IP, unified communications systems for enterprises. The Company’s systems are based on its distributed software architecture and switch-based hardware platform which enable multi-site enterprises to be served by a single telecommunications system.

2. Basis of Presentation and Significant Accounting Policies

The accompanying financial data as of December 31, 2008 and for the three months and six months ended December 31, 2008 and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of December 31, 2008 results of operations for the three months and six months ended December 31, 2008 and 2007, and cash flows for the six months ended December 31, 2008 and 2007, as applicable, have been made. The results of operations for the three months and six months ended December 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Computation of Net Income (loss) per Share

Basic net income (loss) per common share available to common stockholders is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares available to common stockholders during the period. Diluted net income per common share available to common stockholders is determined by dividing net income available to common stockholders by the weighted average number of common shares available to common stockholders used in the basic net income (loss) per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potentially dilutive securities were not included in the computation of dilutive net loss per share for the three and six months ended December 31, 2008, because to do so would have been anti-dilutive.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has adopted SFAS 159 beginning July 1, 2008 and did not elect the fair value option to measure eligible financial assets and financial liabilities.

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

3. Balance Sheet Details

Balance sheet components consist of the following:

	December 31, 2008	June 30, 2008
	(in thousands)
Inventories:
Inventory in process/transit	$455	$253
Finished goods	9,004	11,755

Total inventories	$9,459	$12,008

Prepaid expenses and other current assets:
Prepaid expenses	$3,137	$2,614
Deferred cost of revenue	796	701
Deferred taxes	1,748	1,748

Total prepaid expenses and other current assets	$5,681	$5,063

Property and equipment:
Computer equipment and tooling	$4,952	$4,656
Software	1,109	943
Furniture and fixtures	851	759
Leasehold improvements	321	298

Total property and equipment	7,233	6,656
Less accumulated depreciation and amortization	(3,643)	(3,007)

Property and equipment — net	$3,590	$3,649

Other Assets:
Long term prepaid license	$3,165	$2,100
Long term deposit and others	225	257

Total other assets	$3,390	$2,357

Deferred Revenue — current and long-term:
Product	$3,142	$2,410
Support and services	19,179	16,255

Total deferred revenue	$22,321	$18,665

Short-term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$13,892	$10	$(52)	$13,850
US Government agency securities	7,999	—	(2)	7,997

Total	$21,891	$10	$(54)	$21,847

As of June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$15,607	$5	$(58)	$15,554
US Government agency securities	18,608	2	(25)	18,585

Total	$34,215	$7	$(83)	$34,139

All short-term investments have contractual maturities of less than 1 year at December 31, 2008. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

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

Determination of Fair Value

The Company’s cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, market prices received from industry standard pricing data providers or alternative pricing sources with reasonable levels of price transparency. Money market funds are classified as Level 1 because these securities are valued based on quoted market prices in active markets. US Government agency securities, corporate notes and commercial paper are classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs that are directly or indirectly observable.

The table below sets forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	As of December 31, 2008
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$83,660	$—	$—	$83,660
Corporate notes and commercial paper	—	13,850	—	13,850
US Government agency securities	—	7,997	—	7,997

	$83,660	$21,847	$—	$105,507

The above table excludes $4.2 million of cash balances on deposit at banks.

5. Income Taxes

The income tax provision of $0.3 million for the three months ended December 31, 2008 on a net loss of $1.7 million resulted in an effective tax rate of (18%). The negative effective tax rate is primarily a result of nondeductible stock compensation expenses, limitations on the utilization of credit carryforwards and the impact of the valuation allowance. The tax benefit of $0.5 million for the three months ended December 31, 2007 was primarily due to the decrease in the estimated annual effective tax for fiscal 2008 and reflects the effect of the expected use in fiscal 2008 of net operating loss and tax credit carryforwards based on the Company’s reduction in its annual income projection and the impact of the valuation allowance. The income tax provision of $0.9 million for the six months ended December 31, 2008 on a net loss of $3.2 million resulted in an effective tax rate of (28%). The negative effective tax rate is primarily a result of nondeductible stock compensation expenses, limitations on the utilization of credit carryforwards and the impact of the valuation allowance. The tax expense of $0.3 million for the six months ended December 31, 2007 was primarily due to the decrease in the estimated annual effective tax for fiscal 2008 and reflects the effect of the expected use in fiscal 2008 of net operating loss and tax credit carryforwards based on the Company’s reduction in its annual income projection and the impact of the valuation allowance.

During the quarter ended December 31, 2008 management determined that a reliable estimate of the Company’s annual effective tax rate could no longer be made due to the wide variability in the effective tax rate that could result from the impact of significant permanent differences and management’s assessment of the Company’s current business outlook for fiscal 2009. Accordingly, in accordance with FASB Interpretation 18, Accounting for Income Taxes in Interim Periods, the tax provision for the six months ended December 31, 2008 was determined on a discrete basis, based upon actual operating results and tax credit carryforwards.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. Since the law was enacted during the Company’s three months ended December 31, 2008, the effects of the change in the tax law have been recognized in the current quarter.

Assembly Bill 1452, enacted September 30, 2008 by the State of California, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension. As of June 30, 2008, the Company does not have any California net operating loss carryforwards and therefore, the change has no impact on the Company’s three and six months ended December 31, 2008. Further the bill limits the utilization of tax credits to 50% of a taxpayer’s California tax liability. The Company is able to utilize research and development credit to the extent of 50% of the Company’s tax liability.

As of December 31, 2008, the Company had gross unrecognized tax benefits of $2.1 million, as compared to $1.5 million as on June 30, 2008, representing an increase of $0.6 million for the first six months of fiscal 2009. The increase in the reserve for unrecognized tax benefits during the six months ended December 31, 2008 is primarily due to the Federal and California research tax credit. None of the total unrecognized tax benefits of the Company, if recognized, would impact the effective tax rate, as the Company has a full valuation allowance on its carryforward attributes.

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

6. Warrants

The Company has warrants to purchase 1,909 shares of common stock outstanding as of December 31, 2008 at exercise prices ranging from $21.19 to $26.22 per share.

7. Common Stock

Common Shares Reserved for Issuance

At December 31, 2008, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	9,227
Reserved under employee stock purchase plan	534
Conversion of warrants	2

Total	9,763

8. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights under the provisions of SFAS 123(R) using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Expected life of option plan	6.08 years	6.08 years
Expected life of ESPP right	0.50 years	0.50 years
Risk-free interest rate for option plan	2.18 – 3.11%	3.79 - 4.50%
Risk-free interest rate for ESPP right	1.81%	3.46%
Volatility for option plan	59%	62%
Volatility for ESPP right	92%	47%
Dividend yield	0%	0%

During the three months ended December 31, 2008 and 2007, the Company recorded non-cash stock-based compensation expense of $2.2 million and $1.7 million under SFAS 123(R), respectively. During the six months ended December 31, 2008 and 2007, the Company recorded non-cash stock-based compensation expense of $4.9 million and $2.8 million under SFAS 123(R), respectively

SFAS 123(R) requires that compensation expense be recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. The estimated forfeiture rate for the six months ended December 31, 2008 and 2007 was 9.5% and 9.9%, respectively. As of December 31, 2008, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $24.5 million, net of estimated forfeitures of $5.8 million. This cost will be amortized on a straight-line basis over a remaining weighted-average vesting period of approximately three years.

9. Stock Option Plans

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price (“Class Two Options”). During the six months ended December 31, 2008, 1,167 unvested shares were repurchased. There were no repurchases of unvested shares during the six months ended December 31, 2007. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

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

Class Two Options granted under the 1997 Plan to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of December 31, 2008 and June 30, 2008, there were 35,626 and 126,082 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $32,000 and $72,000, respectively, of related recorded liability, which is included in accrued liabilities.

Transactions under the 1997 and 2007 Plans are summarized as follows:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price
	(Amounts in thousands, except per share amounts)
Outstanding — June 30, 2008	2,202	7,175	$8.18
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(35)	—	—
Options granted — (weighted average grant date fair value of $2.87 per share)	(1,018)	1,018	5.01
Options exercised	—	(158)	0.88
Options canceled	338	(338)	12.06
Options repurchased	1	—	—
Restricted stock awards (see Note 11)	(488)	—	—
Restricted stock awards canceled	18

Outstanding — December 31, 2008	1,018	7,697	$7.74

Options exercisable at December 31, 2008		2,449	$4.05

The total pre-tax intrinsic value for options exercised in the six months ended December, 2008 and 2007 was $0.6 million and $1.8 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 34,000 cancelled options that expired under the 1997 Plan due to the termination of that plan. These cancelled, expired options have been included in the option activity for the six months ended December 31, 2008.

The following table summarizes information about outstanding and exercisable options at December 31, 2008:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(Amounts in thousands, except years and per share data)
$0.10 — 0.40	849	5.74	$0.31
$0.80 — 1.00	509	6.63	$0.89
$2.00 — 3.20	683	7.58	$3.09
$3.50 — 4.94	1,086	9.27	$4.51
$5.02 — 6.08	1,112	9.36	$5.47
$9.50 — 11.30	880	8.33	$11.12
$11.40 —12.55	612	8.42	$11.54
$13.44 —13.73	668	8.65	$13.71
$14.61	850	8.91	$14.61
$15.38 — 15.41	177	8.90	$15.40
$17.00	271	8.77	$17.00

Total Outstanding	7,697	8.27	$7.74	$6,599

Exercisable	2,449	6.94	$4.05	$5,747
Vested and expected to vest	6,460	8.15	$7.49	$6,163

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

As of December 31, 2008, 393,000 shares had been issued under the ESPP and 534,000 shares had been reserved for future issuance.

11. Restricted Stock

Under the 2007 Plan, during the six months ended December 31, 2008, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Restricted stock award and restricted stock unit activity for the six months ended December 31, 2008 and 2007 is as follows (in thousands):

	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Beginning balance	70	—
Awarded	488	—
Released	(28)	—
Forfeited	(18)	—

Ending balance	512	—

Information regarding restricted stock units outstanding at December 31, 2008 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Shares outstanding	512	2.31 years	$2,295
Shares vested and expected to vest	392	2.23 years	$1,759

12. Litigation, Commitments and Contingencies

Litigation — The Company is a party to the following lawsuits:

Mitel Patent Litigation. On June 27, 2007, a lawsuit was filed against us by Mitel Networks Corporation in the United States District Court for the Eastern District of Texas. Mitel alleges that the Company infringes four of its U.S. patents: U.S. Patent No. 5,940,834, entitled “Automatic Web Page Generator,” U.S. Patent No. 5,703,942 entitled “Portable Telephone User Profiles Using Central Computer,” U.S. Patent No. 5,541,983 entitled “Automatic Telephone Feature Selector” and U.S. Patent No. 5,657,446 entitled “Local Area Communications Server.” On August 21, 2007, Mitel filed an amended complaint, which alleges that the Company infringes two additional U.S. patents held by Mitel: U.S. Patent No. 5,007,080, entitled “Communications System Supporting Remote Operations,” and U.S. Patent No. 5,657,377, entitled “Portable Telephone User Profiles.” The lawsuit includes claims that relate to components or features that are material to the Company’s products. In relation to its claims under each patent, Mitel seeks a permanent injunction against infringement, attorney’s fees and compensatory damages. On July 31, 2007, the Company filed counterclaims in the Eastern District of Texas. In addition to denying all of Mitel’s claims of patent infringement, the counterclaims allege that Mitel’s IP phone systems, including the Mitel 3300 IP Communications Platform, infringes ShoreTel’s U.S. Patent No. 7,167,486 B2 entitled “Voice Traffic Through a Firewall.” A claim construction hearing has been set for February 2010, and a trial date for this lawsuit has been set for June 2010. ShoreTel believes that it has meritorious defenses to this lawsuit and intends to defend the litigation vigorously. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of December 31, 2008.

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

U.S. Federal Court Class Action Litigation. On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. A second purported class action alleging the same claims was filed on January 29, 2008. The lawsuits were consolidated, and a consolidated amended class action complaint, captioned In Re ShoreTel, Inc. Securities Litigation, was filed on June 27, 2008. The consolidated complaint purports to bring suit on behalf of those who purchased the Company’s common stock (“the Plaintiffs”) pursuant to the initial public offering on July 3, 2007 and purports to allege claims for violations of the federal securities laws. The consolidated complaint seeks unspecified compensatory damages and other relief. Management believes that the Company has meritorious defenses to these claims and intends to defend the litigation vigorously. On February 2, 2009, the Court issued an order granting the Company’s motion to dismiss the complaint but granted the Plaintiffs 30 days to file an amended complaint. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of December 31, 2008.

California State Court Derivative Action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. On May 6, 2008, the parties stipulated to, and the Court entered an order for, a temporary standstill of the case, pending completion of the pleadings stage of the class action litigation described above. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of December 31, 2008.

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

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2013. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable leases as of December 31, 2008, are as follows (in thousands):

Fiscal years Ending June 30,
2009 (remaining 6 months)	$913
2010	875
2011	323
2012	257
2013	79

Total	$2,447

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted herein to U.S. dollars at the interbank exchange rate on December 31, 2008.

Rent expense for the three months ended December 31, 2008 and 2007 was $0.5 million and $0.5 million respectively, and $0.9 million and $0.7 million for the six months ended December 31, 2008 and 2007, respectively.

Purchase commitments — As of December 31, 2008 and June 30, 2008, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $11.2 million and $10.4 million, respectively.

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

13. Segment Information

SFAS No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of IP voice communication systems. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon on asset-based metrics. Therefore, geographic information is presented only for revenue.

The Company reports revenues by geographic area, which is categorized into two major regions: United States and International. (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
United States	$32,753	$27,877	$66,362	$58,750
International	2,582	2,684	4,833	3,786

Total	$35,335	$30,561	$71,195	$62,536

14. Restatement

Cash Flows from initial public offering costs for the three months ended September 30, 2007

The previously issued Condensed Consolidated Statement of Cash Flows for the fiscal quarter ended December 31, 2007 contained an understatement of cash provided by operating activities and a corresponding overstatement of cash provided by financing activities which resulted from a classification error for the payment of accrued initial public offering costs. The payment of such costs was classified as operating cash outflows instead of financing cash outflows. As a result, the Company has restated its interim Condensed Consolidated Statement of Cash Flows for six months ended December 31, 2007 as shown below. This adjustment to the Condensed Consolidated Statement of Cash Flows does not affect the Company’s unaudited Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, cash and cash equivalents, or earnings per share.

The following is a summary of the restatement associated with the Company’s unaudited Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2007, in thousands.

	As previously reported	Adjustment	As restated
Cash flows from operating activities:
Change in assets and liabilities:
Accounts payable	$(1,382)	$1,360	$(22)

Accrued liabilities and other	1,300	300	1,600

Net cash provided by operating activities	8,779	1,660	10,439

Cash flows from financing activities:
Initial public offering costs	—	(1,660)	(1,660)

Net cash provided by (used in) financing activities	$80,381	$(1,660)	$78,721

Noncash investing and financing activities:
Reclassification of initial public offering costs from other assets to common stock	$2,866	$70	$2,936

15. Net Income (Loss) Per Common Share

Basic net income (loss) per common share available to common stockholders is determined by dividing net income available to common stockholders by the weighted average number of common shares during the period. Diluted net income per common share available to common stockholders is determined by dividing net income available to common stockholders by the weighted average number of common shares used in the basic net income per common share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. For periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share available to common stockholders (dollars in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Net income (loss) available to common stockholders	$(1,945)	$1,837	$(4,105)	$4,394

Denominator:
Weighted average common shares outstanding	43,661	42,646	43,525	42,604
Weighted average common shares subject to repurchase	(39)	(506)	(55)	(593)

Weighted average common shares outstanding (basic)	43,622	42,140	43,470	42,011
Effect of dilutive securities:
Weighted average common shares subject to repurchase	—	506	—	593
Common equivalent shares from employee stock plans including ESPP, restricted stock	—	2,375	—	2,370

Weighted average common shares outstanding (diluted)	43,622	45,021	43,470	44,974
Net income per common share available to common stockholders:
Basic	$(0.04)	$0.04	$(0.09)	$0.10

Diluted	$(0.04)	$0.04	$(0.09)	$0.10

The anti-dilutive weighted average shares related to stock options that were excluded from the shares used in computing diluted net income (loss) per share were 7.2 million and 2.9 million for the three month periods ended December 31, 2008 and 2007, respectively, and were 7.1 million and 2.4 million for the six months ended December 31, 2008 and 2007, respectively.

16. Subsequent Events

On January 2, 2009, the Company filed with the SEC a Schedule TO with respect to the proposed stock option exchange program under which U.S. employees holding stock options with exercise prices greater than $9.50 per share could tender their options in exchange for an equivalent number of new stock options to be granted under the 2007 Equity Incentive Plan (“Tender Offer”).

The new stock options will vest on a four-year schedule, with either (1) 25% of the shares subject to the option vesting on the first anniversary of the date of grant, and the remainder vesting ratably on a monthly basis over the next three years or (2) 50% of the shares subject to the option vesting on the second anniversary of the date of grant, and the remainder vesting ratably on a monthly basis over the next two years. The vesting schedule would be determined based on the vesting schedule of the surrendered option.

The Tender Offer expired on February 2, 2009. The Tender Offer was subject to approval by the Company’s stockholders and such approval was obtained at a Special Meeting of Stockholders held on February 2, 2009.

The Company accepted for exchange, options to purchase an aggregate of 3,215,173 shares of the Company’s common stock from 212 eligible participants, representing 99% of the shares subject to options that were eligible to be exchanged in the Tender Offer. Upon the terms and subject to the conditions set forth in the Tender Offer, the Company issued new options to purchase an aggregate of 3,215,173 shares of the Company’s common stock at an exercise price of $4.82 in exchange for the options surrendered in the Tender Offer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed below in the section entitled “Risk Factors.”

Overview

We are a leading provider of IP telecommunications solutions for enterprises. Our solution is comprised of our ShoreGear switches, ShorePhone IP phones and ShoreWare software applications. We were founded in September 1996 and shipped our first system in 1998. We have continued to develop and enhance our product line since that time. We currently offer a variety of models of our switches and IP phones. Our systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, our systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.

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

We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. While we expanded our operations to Europe in 2005 and to the Asia Pacific region in 2006, most of our enterprise customers are located in the United States. Revenue from international sales has been less than 10% of our total revenue for the three and six months ended December 31, 2008 and 2007, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

We have experienced growth in the past year, with our total revenue growing to $35.3 million for the three months ended December 31, 2008 from $30.6 million in the three months ended December 31, 2007. For the six months ended December 31, 2008 revenues grew to $71.2 million from $62.5 million for the six months ended December 31, 2007. This growth in revenue has largely been driven by increased demand for IP telecommunications systems from new enterprise customers and increase in service and support revenue. Due to the current global economic slowdown, no assurance can be made that we will continue to experience growth at the rates we have historically experienced. See “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. In addition, our operating expenses have increased significantly to $23.9 million and $48.9 million for the three months and six months ended December 31, 2008, respectively, from $19.5 million and $37.8 million for the three months and six months ended December 31, 2007, respectively. This growth in operating expenses has primarily been driven by our growth in headcount to 393 employees at December 31, 2008, as compared with 325 employees at December 31, 2007 and the associated labor related costs including stock based compensation expenses.

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

Deferred revenue. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at December 31, 2008 was $22.3 million, consisting of $3.1 million of deferred product revenue and $19.2 million of deferred support and services revenues, of which $16.5 million is expected to be recognized within one year.

Gross profit. Our gross profit for products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system prices. We have attempted to increase our product gross profit by reducing hardware costs through product redesign and volume discount pricing from our suppliers. We have also introduced new, lower cost hardware following these introductions, which has generally assisted us in improving our product gross profit. In general, product gross profit on our switches is greater than product gross profit on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross profit and increasing our profitability.

Gross profit for support and services is lower than gross profit for products, and is impacted primarily by personnel costs and labor related expenses. The primary goal of our support and services function is to ensure maximum customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we will be able to improve gross profit for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

Operating expense management. Our operating expenses are comprised primarily of compensation and benefits for our employees and, therefore, the increase in operating expenses has been primarily related to increases in our headcount. We intend to expand our workforce to support our anticipated growth, and therefore our ability to forecast and increase revenue is critical to managing our operating expenses and profitability. In addition, we expect our recently completed Option Exchange Tender Offer to result in higher stock compensation expenses in future quarters.

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

General and administrative expenses. General and administrative expenses relate to our executive, finance, human resources, legal and information technology organizations. Expenses primarily include personnel costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense, software amortization costs, depreciation expense, reserves for doubtful accounts and facilities expenses. We expect that we will continue to incur significant accounting, legal and compliance costs, including costs to comply with Sarbanes-Oxley 404 and other costs associated with being a public company. We also expect to continue to incur significant legal expenses related to our ongoing litigations discussed elsewhere in this report. In particular, we expect legal expenses related to our litigation with Mitel to increase significantly over the next few quarters.

Other income (expense), net. Other income (expense) primarily consists of interest earned on cash balances and losses due to foreign exchange translations.

Income tax provision. Income tax provision includes federal, state and foreign tax on our income. From inception through 2005, we accumulated substantial tax credit carryforwards. We fully reserved a significant amount of the deferred tax asset from California tax credits on our financial statements. For the three and six months ended December 31, 2008, the Company had a cash tax expense of $0.3 million and $0.9 million on a book loss of $1.7 million and $3.2 million, respectively. The cash tax expense primarily due to permanent differences related to stock option expenses and limitations on the utilization of California R&D credits.

Critical Accounting Policies and Estimates

We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to allow for doubtful accounts, the calculation of stock-based compensation expense, and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and six months ended December 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2008 Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenue:
Product	82%	86%	83%	87%
Support and services	18%	14%	17%	13%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	29%	29%	28%	29%
Support and services	8%	7%	8%	7%

Total cost of revenue	37%	36%	36%	36%

Gross profit	63%	64%	64%	64%
Operating expenses:
Research and development	24%	20%	23%	20%
Sales and marketing	33%	29%	32%	27%
General and administrative	11%	15%	14%	13%

Total operating expenses	68%	64%	69%	60%

Income (loss) from operations	(5%)	0%	(5%)	4%
Other income (expense) — net	0%	4%	0%	4%

Income (loss) before (provision for) benefit from income tax	(5%)	4%	(5%)	8%
(Provision for) benefit from income taxes	(1%)	2%	(1%)	(1%)

Net income (loss)	(6%)	6%	(6%)	7%

Comparison of the three months ended December 31, 2008 and December 31, 2007

Revenue.

	Three months ended		Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands, except percentages)
Revenue	$35,335	$30,561	$4,774	16%

The increase was primarily attributable to increased sales of our products and services. Product revenue was $29.1 million in the three months ended December 31, 2008, an increase of $2.8 million, or 11%, from $26.3 million in the three months ended December 31, 2007. Support and services revenue was $6.2 million in the three months ended December 31, 2008, an increase of $1.9 million, or 44%, from $4.3 million in the in the three months ended December 31, 2007. This increase was the result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training and installation services.

Cost of revenue and gross profit.

	Three months ended		Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands, except percentages)
Cost of revenue	$13,031	$10,904	$2,127	20%
Gross profit	$22,304	$19,657	$2,647	13%
Gross profit %	63.1%	64.3%	n/a	(2)%

Gross profit as a percent of revenue slightly decreased in the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The decrease was attributable to a decrease in product gross profit percent to 65.2% in the three months ended December 31, 2008 as compared to 67% in the three months ended December 31, 2007. The decrease was partially off-set by an increase in support and services gross profit from 49% in the three months ended December 31, 2007 to 53% in the three months ended December 31, 2008. Support and services gross profit increased due to support and services revenue increasing by 45% and support and services cost increasing by 34%, compared to the three months ended December 31, 2007. Compensation for support and services employees, the largest category of support and service costs, increased 45% in the three months ended December 31, 2008, as headcount increased from 46 employees at December 31, 2007 to 53 employees at December 31, 2008.

Operating expenses.

	Three months ended		Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands, except percentages)
Research and development	$8,368	$6,257	$2,111	34%
Sales and marketing	$11,648	$8,804	$2,844	32%
General and administrative	$3,925	$4,478	$(553)	(12)%

Research and development. Compensation, including stock-based compensation, for research and development employees accounted for $2.2 million of the increase, primarily as a result of an increase in headcount to 137 employees at December 31, 2008, from 103 employees at December 31, 2007. Additionally, beta testing and non recurring engineering costs decreased by $0.5 million and was partially off-set by increases in facility costs, legal costs, outside consulting and depreciation totaling $0.4 million.

Sales and marketing. Compensation, including stock-based compensation for sales and marketing employees represented $2.5 million of the increase, primarily as a result of an increase in headcount, to 139 employees at December 31, 2008 from 120 employees at December 31, 2007. Additionally, travel and entertainment and lead generation accounted for $0.2 million and $0.1 million, respectively, of the increase.

General and administrative. Bad debt expenses, consulting and outside services and facility costs accounted for $0.4 million, $0.3 million and $0.2 million, respectively, of the decrease. The decrease was partially off-set by a $0.3 million increase in costs for compensation of general and administrative employees, including stock-based compensation, primarily as a result of an increase in headcount, to 43 employees at December 31, 2008 from 39 employees at December 31, 2007.

Other income (expense), net.

	Three months ended		Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands, except percentages)
Other income (expense), net	$(14)	$1,197	$(1,211)	(101)%

The decrease is primarily attributable to a decrease in interest income by $0.9 million due to a significant decline in overall interest rates in the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Additionally, in the three months ended December 31, 2008 there was an increase in loss on foreign currency exchange translation of $0.3 million compared to the three months ended December 31, 2007 due to higher fluctuation in foreign currency exchange rates, especially in Europe. We expect that foreign currency exchange rates may be volatile in the near term.

Provision for (benefit from) income taxes.

	Three months ended		Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands, except percentages)
Tax provision (benefit)	$294	$(522)	$816	156%

Income tax provision. The income tax provision of $0.3 million for the three months ended December 31, 2008 on a net loss of $1.7 million resulted in an effective tax rate of (18%). The negative effective tax rate is primarily a result of nondeductible stock compensation expenses, limitations on the utilization of credit carryforwards and the impact of the valuation allowance. The tax benefit of $0.5 million for the three months ended December 31, 2007 was primarily due to the decrease in the estimated annual effective tax for fiscal 2008 and reflects the effect of the expected use in fiscal 2008 of net operating loss and tax credit carryforwards based on the Company’s reduction in its annual income projection and the impact of the valuation allowance.

Comparison of the six months ended December 31, 2008 and December 31, 2007

Revenue.

	Six months ended		Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands, except percentages)
Revenue	$71,195	$62,536	$8,659	14%

The increase was primarily attributable to increased sales of our products and services. Product revenue was $59.1 million in the six months ended December 31, 2008, an increase of $4.7 million, or 9%, from $54.4 million in the six months ended December 31, 2007. Support and services revenue was $12.1 million in the six months ended December 31, 2008, an increase of $3.9 million, or 48%, from $8.2 million in the six months ended December 31, 2007, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training, professional services and installation services.

Cost of revenue and gross profit.

	Six months ended		Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands, except percentages)
Cost of revenue	$25,931	$22,467	$3,464	15%
Gross profit	$45,264	$40,069	$5,195	13%
Gross profit %	63.6%	64.1%	n/a	(1)%

Gross profit as a percent of revenue slightly decreased in the six months ended December 31, 2008 compared to the six months ended December 31, 2007. The decrease was attributable to a decrease in product gross profit percent to 66% in the six months ended December 31, 2008 as compared to 67% in the six months ended December 31, 2007. The decrease was partially off-set by an increase in support and services gross profit from 47% in the six months ended December 31, 2007 to 52% in the six months ended December 31, 2008. Support and services gross profit increased due to support and services revenue increasing by 48% and support and services cost increasing by 34%, compared to the six months ended December 31, 2007. Compensation for support and services employees, the largest category of support and service costs, increased 47% in the six months ended December 31, 2008, as headcount increased from 46 employees at December 31, 2007 to 53 employees at December 31, 2008.

Operating expenses.

	Six months ended		Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands, except percentages)
Research and development	$16,154	$12,464	$3,690	30%
Sales and marketing	$22,796	$17,126	$5,670	33%
General and administrative	$9,935	$8,201	$1,734	21%

Research and development. Compensation, including stock-based compensation, for research and development employees accounted for $3.5 million of the increase, primarily as a result of an increase in headcount to 137 employees at December 31, 2008, from 103 employees at December 31, 2007. Additionally, facility costs, depreciation, legal expenses, outside consulting, and travel and entertainment accounted for $0.3 million, $0.2 million, $0.2 million, $0.1 million and $0.1 million, respectively, of the increase. This increase was partially off-set by decrease in beta testing costs of $0.7 million.

Sales and marketing. Compensation, including stock-based compensation for sales and marketing employees represented $4.3 million of the increase, primarily as a result of an increase in headcount, to 139 employees at December 31, 2008 from 120 employees at December 31, 2007. Additionally, trade shows, travel and entertainment, consulting and temporary labor costs, lead generation and marketing cooperative advertising accounted for $0.4 million, $0.3 million, $0.2 million, $0.3 million, and $0.2 million, respectively, of the increase.

General and administrative. Compensation for general and administrative employees, including stock-based compensation, accounted for $1.0 million of the increase, primarily as a result of an increase in headcount, to 43 employees at December 31, 2008 from 39 employees at December 31, 2007. Bad debt expenses, office rent, legal expenses, postage and courier, travel and entertainment, and depreciation accounted for $0.6 million, $0.2 million, $0.1 million, $0.1 million, $0.1 million and $0.1 million, respectively, of the increase. The increase was partially off-set by a decrease of $0.5 million in facility cost allocations for departments in the general and administrative area.

Other income (expense), net.

	Six months ended		Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands, except percentages)
Other income (expense), net	$418	$2,400	$(1,982)	(83)%

The decrease is primarily attributable to a decrease in interest income by $1.4 million due to a significant decline in overall interest rates in the six months ended December 31, 2008 as compared to the six months ended December 31, 2007. Additionally, in the six months ended December 31, 2008 there was an increase in loss on foreign currency exchange translation of $0.6 million compared to the six months ended December 31, 2007 due to higher fluctuation in foreign currency exchange rates, especially in Europe. We expect that foreign currency exchange rates may be volatile in the near term.

Provision for income taxes.

	Six months ended		Change
	December 31, 2008	December 31, 2007	$	%
	(in thousands, except percentages)
Tax provision	$902	$284	$618	218%

Income tax provision. The income tax provision of $0.9 million for the six months ended December 31, 2008 on a net loss of $3.2 million resulted in an effective tax rate of (28%). The negative effective tax rate is primarily a result of nondeductible stock compensation expenses, limitations on the utilization of credit carryforwards and the impact of the valuation allowance. The tax expense of $0.3 million for the six months ended December 31, 2007 was primarily due to the decrease in the estimated annual effective tax for fiscal 2008 and reflects the effect of the expected use in fiscal 2008 of net operating loss and tax credit carryforwards based on the Company’s reduction in its annual income projection and the impact of the valuation allowance.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash and cash equivalents and investments (in thousands):

	December 31, 2008	June 30, 2008	Change $

Cash and cash equivalents	$87,901	$68,672	$19,229
Short-term investments	21,847	34,139	(12,292)

Total	$109,748	$102,811	$6,937

As of December 31, 2008, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $109.7 million and accounts receivable net of $23.3 million. On July 9, 2007, we closed our initial public offering of 9,085,000 shares of common stock at a price of $9.50 per share, resulting in net proceeds to us of approximately $77.4 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $109.7 million of cash and cash equivalents and short-term investments at December 31, 2008, together with cash flows from our operations will be sufficient to fund our operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended December 31,
	2008	2007
	(In thousands)
Cash provided by operating activities	$7,184	$10,439
Cash provided by (used in) investing activities	10,697	(19,762)
Cash provided by financing activities	1,348	78,721

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in operating expense areas such as research and development, sales and marketing, and general and administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and typically collect in 50 to 60 days. In some cases we also prepay for license rights to third-party products in advance of sales.

Net income (loss) during the six months ended December 31, 2008 and 2007 included non-cash charges of $4.9 million and $2.8 million in stock-based compensation expense, respectively, bad debt expense of $0.7 million and $(0.2) million, respectively, and $1.0 million and $0.7 million in depreciation and amortization of fixed assets, respectively.

Cash provided by operating activities during the six months ended December 31, 2008 also reflect net changes in operating assets and liabilities, which provided $4.6 million, consisting primarily of a decrease in inventories of $2.5 million due to improved inventory turnover, an increase in deferred revenue of $3.7 million, increase in accrued employee compensation of $2.0 million, decrease in accounts payable of $ 0.9 million, partially offset by an increase in accounts receivable of $2.1 million.

Cash provided by operating activities during the six months ended December 31, 2007 also reflect net changes in operating assets and liabilities, which provided $2.8 million, consisting primarily of increases in accrued liabilities and other of $1.6 million and deferred revenue of $2.8 million, partially offset by an increase in accounts receivable and inventories by $0.9 million and $0.7 million, respectively.

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

Net cash provided by (used in) investing activities was $10.7 million and ($19.8) million in the six months ended December 31, 2008 and 2007, respectively. Net cash provided by investing activities in the six months ended December 31, 2008 was primarily related to the short-term investments sold and matured and in the six months ended December 31, 2007 was primarily related to the investments made in US government agency securities and corporate notes and bonds.

Cash flows from financing activities

Net cash provided by financing activities was $1.3 million and $78.7 million in the six months ended December 31, 2008 and 2007, respectively. In the six months ended December 31, 2008 and 2007, $1.3 million and $0.1 million, respectively were generated from the exercise of common stock options and issuance of common stock under employee stock purchase plan. Additionally, in the six months ended December 31, 2007, we generated proceeds of $77.4 million from our initial public offering, net of other offering costs.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2008 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Payments Due by Period
		Less than 1 year	1-3 years	3-5 years	5 years and after
Operating lease obligations	$2,447	$1,607	$668	$172	$—
Non-cancelable purchase commitments for finished goods	9,037	9,037	—	—	—
Purchase commitments for software license use	2,168	1,854	314	—	—

Total contractual obligations	$13,652	$12,498	$982	$172	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward exchange contracts outstanding as of December 31, 2008.

In addition, we currently hold our funds in accounts with three financial firms. While we do not invest our cash in obligations of these firms, if any of these firms were to experience financial or other regulatory difficulties, it might be difficult for us to access our investments in a timely manner.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). Our exposure to interest rate changes has not changed materially since June 30, 2008. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. We do not currently hedge these interest rate exposures.

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

There was no material developments in the Company’s legal proceedings during the quarter ended December 31, 2008. The information set forth above under Note 12 contained in the “Notes to Consolidated Condensed Financial Statements” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There has been no material change in the Company’s risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 except as follows:

•	The following risk factors have been added or modified to reflect risks related to the current economic environment and the potential impact to our business.

We may not be profitable in future periods and our past annual growth rates may not be indicative of our future growth.

We have not been profitable in the current period and some prior periods and we had an accumulated deficit of $86.3 million as of December 31, 2008. We may not succeed in sustaining profitability in future periods. We incur significant operating expenses associated with being a public company. We also expect that our operating expenses will continue to increase in all areas as we seek to grow our business. If our gross profit does not increase to offset these expected increases in operating expenses, our operating results will be negatively affected. You should not consider our historic annual revenue growth rates as indicative of our future growth particularly in light of the current economic environment. Accordingly we cannot assure you that we will be able to maintain or grow our revenue in the future.

Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies.

We outsource the manufacturing of our products. Currently, we have arrangements for the production of our products with a contract manufacturer in California and a contract manufacturer located in China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, the ongoing viability of those contract manufacturers, and reduced control over delivery schedules.

We depend on our contract manufacturers to finance the production of goods ordered and to maintain adequate manufacturing capacity. Global economic conditions could adversely impact the financial condition of our contract manufacturers and their suppliers that could impact our contract manufacturer’s ability to procure components or otherwise manufacture our products. Additionally, as a result of the current economic downturn, the businesses of our contract manufacturers and other suppliers could be adversely affected. We do not exert direct control over our contract manufacturers or suppliers of our contract manufacturers, so we may be unable to procure timely delivery of acceptable products to our enterprise customers or incur substantially higher product costs if we move production to other contract manufacturers.

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

If our contract manufacturers are unable or unwilling to continue manufacturing our products in required volumes and to meet our quality specifications, or if they significantly increase their prices, whether caused by uncertain global economic conditions, tightening of the credit markets, their weak financial condition or otherwise, we will have to identify one or more acceptable alternative contract manufacturers. The process of identifying and qualifying a new contract manufacturer can be time consuming, and we may not be able to substitute suitable alternative contract manufacturers in a timely manner or at acceptable prices. Additionally, transitioning to new contract manufacturers may cause delays in supply if the new contract manufacturers have difficulty manufacturing products to our specifications or quality standards and may result in unexpected costs to our business. Furthermore, we do not own the electronic design for our IP phones, hence it may be more difficult or costly for us to change the contract manufacturer of our phones or to arrange for an alternate of or a replacement for these products in a timely manner should a transition be required. This could also subject us to the risk that our competitors could obtain phones containing technology that is the same as or similar to the technology in our phones.

Any disruption in the supply of products from our contract manufacturers may harm our business and could result in a loss of sales and an increase in production costs resulting in lower gross product margins, which could adversely affect our business and results of operations.

Current uncertainty in global economic conditions makes it particularly difficult to predict demand for our products, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have recently deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on capital equipment such as our products. These economic conditions could also cause our competitors to drastically reduce prices or take unusual actions to gain a competitive edge, which could force us to provide similar discounts and thereby reduce our profitability. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on demand for our products and services, and on our financial condition including profitability and operating results.

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

•	the timing and success of new product introductions by us or our competitors;

•	the timing of recognition of revenue from sales to our customers;

•	changes in our or our competitors’ pricing policies or sales terms;

•	changes in the mix of our products and services sold during a particular period;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party manufacturing costs and costs of components;

•	our ability to obtain sufficient supplies of components;

•	our ability to maintain sufficient production volumes for our products from our contract manufacturers;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment;

•	publicly-announced litigation, such as the lawsuit by Mitel or stockholder litigation, and the impact of such litigation on our operating expenses and sales;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	changes in domestic and international regulatory environments affecting the internet and telecommunications industries;

•	our ability to successfully expand our international operations;

•	seasonality in our target markets;

•	general economic conditions or economic recession;

•	decline in interest rates on our investments; and

•	volatility and fluctuation in foreign currency exchange rates.

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

As a result of the ongoing credit contraction in the credit markets, our channel partners may have their credit lines withdrawn or may not be able to procure financing necessary to purchase our products, or maintain their business. Additionally, as a result of the current economic downturn, the businesses of our channel partners are being adversely affected. Our channel partners could be unable to devote the same level of resources to selling and marketing our systems, or worse, they could discontinue operations. If our resellers cannot continue to purchase our products, or if they cease operations, our ability to collect receivables, our operating results and our financial condition will be materially adversely affected.

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

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007. As of December 31, 2008, the proceeds from our initial public offering have been invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders on November 18, 2008. The first matter voted upon at the meeting was the election of three Class II directors to serve until the 2011 Annual Meeting of Stockholders. At the meeting, Edwin J. Basart and Kenneth D. Denman were elected as Class II directors, in an uncontested election, by the following vote:

Name	Shares For	Shares Withheld
Edwin J. Basart	39,213,615	54,289
Kenneth D. Denman	38,758,607	509,297

Our board of directors consists of eight members and is divided into three classes, with each class serving staggered three-year terms. The term of the Class III directors, who are currently Gary J. Daichendt, Michael Gregoire and Charles D. Kissner, will expire at the 2009 Annual Meeting of Stockholders, and the term of the Class I directors, currently Mark F. Bregman, John W. Combs and Edward F. Thompson will expire at the 2010 Annual Meeting of Stockholders.

The second matter voted upon at the meeting was the re-approval of the share grant limitations of our 2007 Equity Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code. At the meeting, the re-approval of the Section 162(m) limits of the 2007 Equity Incentive Plan was approved by the following vote:

Shares For	Shares Against	Shares Abstaining	Non-Votes
34,248,808	1,138,286	21,717	3,859,093

The third matter voted upon at the meeting was the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009. At the meeting, the appointment of Deloitte & Touche LLP as our independent accountant was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining
39,158,453	104,760	4,691

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2009

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