Form 10-Q
period 2009-03-31
ShoreTel Inc
filed 2009-05-08
CIK 1388133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33506

SHORETEL, INC.

(Exact name of the registrant as specified in its charter)

Delaware	77-0443568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

960 Stewart Drive, Sunnyvale, California	94085-3913
(Address of principal executive offices)	(Zip Code)

(408) 331-3300

(The registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of April 30, 2009, 44,210,427 shares of the registrant’s common stock were outstanding.

SHORETEL, INC.

FORM 10-Q for the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2009	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,521	$68,672
Short-term investments	18,627	34,139
Accounts receivable, net of allowance of $1,312 and $414 as of March 31, 2009 and June 30, 2008, respectively	19,264	21,909
Inventories	9,664	12,008
Prepaid expenses and other current assets	5,368	5,063

Total current assets	142,444	141,791
PROPERTY AND EQUIPMENT — Net	3,458	3,649
OTHER ASSETS	4,956	2,357

TOTAL	$150,858	$147,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,596	$5,952
Accrued liabilities and other	5,162	4,420
Accrued employee compensation	5,644	5,547
Deferred revenue	14,709	13,879

Total current liabilities	31,111	29,798
LONG-TERM LIABILITIES:
Long-term deferred revenue	6,338	4,786
Other long-term liabilities	3,120	—

Total liabilities	40,569	34,584

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share, authorized 5,000 shares as of March 31, 2009 and June 30, 2008; none issued and outstanding	—	—
Common stock, par value $.001 per share, authorized 500,000 shares as of March 31, 2009 and June 30, 2008, respectively; issued and outstanding, 43,886 and 43,341 shares as of March 31, 2009 and June 30, 2008, respectively	203,709	195,596
Deferred stock-based compensation	(76)	(142)
Accumulated other comprehensive loss	(71)	(76)
Accumulated deficit	(93,273)	(82,165)

Total stockholders’ equity	110,289	113,213

TOTAL	$150,858	$147,797

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
REVENUE:
Product	$24,691	$26,610	$83,801	$80,992
Support and services	6,546	4,879	18,631	13,033

Total revenue	31,237	31,489	102,432	94,025
COST OF REVENUE:
Product (1)	8,623	9,322	28,720	27,450
Support and services (1)	2,682	2,649	8,516	6,988

Total cost of revenue	11,305	11,971	37,236	34,438
GROSS MARGIN	19,932	19,518	65,196	59,587

OPERATING EXPENSES:
Research and development (1)	7,476	7,064	23,630	19,528
Sales and marketing (1)	11,344	10,309	34,140	27,435
General and administrative (1)	5,210	4,909	15,145	13,110
Litigation settlement (Note 11)	4,110	—	4,110	—

Total operating expenses	28,140	22,282	77,025	60,073

LOSS FROM OPERATIONS	(8,208)	(2,764)	(11,829)	(486)
OTHER INCOME (EXPENSE):
Interest income	188	1,011	1,208	3,434
Other	(39)	(60)	(641)	(83)

Total other income	149	951	567	3,351

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	(8,059)	(1,813)	(11,262)	2,865
(PROVISION FOR) BENEFIT FROM INCOME TAXES	1,056	99	154	(185)

NET INCOME (LOSS)	$(7,003)	$(1,714)	$(11,108)	$2,680

Net income (loss) per common share
Basic	$(0.16)	$(0.04)	$(0.25)	$0.06

Diluted	$(0.16)	$(0.04)	$(0.25)	$0.06

Shares used in computing net income (loss) per share
Basic	43,793	42,651	43,576	42,223
Diluted	43,793	42,651	43,576	44,941
(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$22	$19	$80	$44
Cost of support and services revenue	136	164	533	352
Research and development	521	602	2,042	1,348
Sales and marketing	613	690	2,409	1,713
General and administrative	528	690	1,672	1,486

Total stock-based compensation expense	$1,820	$2,165	$6,736	$4,943

See Notes to Condensed Consolidated Financial Statements.

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(11,108)	$2,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,440	1,181
Accretion of discount on investments	(8)	(216)
Stock compensation expense	6,736	4,943
Loss on disposal of property and equipment	184	192
Provision for doubtful accounts receivable	966	266
Changes in assets and liabilities:
Accounts receivable	1,679	(1,777)
Inventories	2,344	(4,271)
Prepaid expenses and other current assets	(305)	(779)
Other assets	(268)	(2,159)
Accounts payable	(1,109)	2,037
Accrued liabilities and other long-term liabilities	3,398	1,435
Accrued employee compensation	97	1,216
Deferred revenue	2,382	3,793

Net cash provided by operating activities	6,428	8,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,431)	(2,049)
Purchases of investments	(18,040)	(19,569)
Proceeds from maturities of investments	33,558	12,801
Purchase of software license	(1,070)	—

Net cash provided by (used in) investing activities	13,017	(8,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	—	80,265
Exercise of common stock options (including proceeds from unvested shares)	1,404	326
Initial public offering costs	—	(1,660)

Net cash provided by financing activities	1,404	78,931

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,849	78,655
CASH AND CASH EQUIVALENTS — Beginning of period	68,672	17,326

CASH AND CASH EQUIVALENTS — End of period	$89,521	$95,981

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$56,341
Reclassification of initial public offering costs from other assets to common stock	—	2,936
Reclassification of preferred stock warrant liability to common stock	—	549
Vesting of accrued early exercise stock options	46	164
Purchase of property and equipment included in period-end accounts payable	118	37
Purchase of other assets included in period-end accounts payable and other liabilities	1,530	—

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying financial data as of March 31, 2009 and for the three months and nine months ended March 31, 2009 and 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2009, results of operations for the three and nine months ended March 31, 2009 and 2008, and cash flows for the nine months ended March 31, 2009 and 2008, as applicable, have been made. The results of operations for the three months and nine months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Computation of Net Income (loss) per Share

Basic net income (loss) per common share available to common stockholders is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares available to common stockholders during the period. Diluted net income per common share available to common stockholders is determined by dividing net income available to common stockholders by the weighted average number of common shares available to common stockholders used in the basic net income (loss) per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potentially dilutive securities were not included in the computation of dilutive net loss per share for the three and nine months ended March 31, 2009, and three months ended March 31, 2008, because to do so would have been anti-dilutive.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP 157-4 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flow.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities , for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP 115-2/124-2 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flow.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. FSP FAS 107-1 and ABP 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of
FSP 107-1/ABP 28-1 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flow.

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

3. Balance Sheet Details

Balance sheet components consist of the following:

	March 31, 2009	June 30, 2008
	(in thousands)
Inventories:
Inventory in process/transit	$815	$253
Finished goods	8,849	11,755

Total inventories	$9,664	$12,008

Prepaid expenses and other current assets:
Prepaid expenses	$3,249	$2,614
Deferred cost of revenue	371	701
Deferred taxes	1,748	1,748

Total prepaid expenses and other current assets	$5,368	$5,063

Property and equipment:
Computer equipment and tooling	$4,908	$4,656
Software	1,024	943
Furniture and fixtures	1,064	759

	March 31, 2009	June 30, 2008
Leasehold improvements	354	298

Total property and equipment	7,350	6,656
Less accumulated depreciation and amortization	(3,892)	(3,007)

Property and equipment — net	$3,458	$3,649

Other Assets:
Long term prepaid license and intangible assets	$4,732	$2,100
Long term deposit and others	224	257

Total other assets	$4,956	$2,357

Deferred Revenue — current and long-term:
Product	$1,163	$2,410
Support and services	19,884	16,255

Total deferred revenue	$21,047	$18,665

Short-term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

As of March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$18,698	$14	$(85)	$18,627

As of June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$15,607	$5	$(58)	$15,554
US Government agency securities	18,608	2	(25)	18,585

Total	$34,215	$7	$(83)	$34,139

The following table summarizes the maturities of the Company’s fixed income securities at March 31, 2009 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$8,674	$8,589
Due in 1 to 2 years	10,024	10,038

Total	$18,698	$18,627

The following table summarizes the maturities of the Company’s fixed income securities at June 30, 2008 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$27,490	$27,472
Due in 1 to 2 years	6,725	6,667

Total	$34,215	$34,139

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

4. Fair Value Disclosure

On July 1, 2008, the Company adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements,” (SFAS No. 157). SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the Company considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The table below sets forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	As of March 31, 2009
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$85,634	$—	$—	$85,634
Corporate notes and commercial paper	—	18,627	—	18,627

	$85,634	$18,627	$—	$104,261

The above table excludes $3.9 million of cash balances on deposit at banks.

5. Income Taxes

The income tax benefit of $1.1 million for the three months ended March 31, 2009 on a net loss of $8.1 million resulted in an effective tax rate of (14%). The tax benefit is primarily a result of the year to date losses which were greater than the non-deductible expenses and thus the prior quarters tax provision was reduced. This resulted in a benefit during the three months ended March 31, 2009. The tax benefit of $0.1 million for the three months ended March 31, 2008 was primarily due to the decrease in the estimated annual effective tax for fiscal 2008 and reflects the effect of the expected use in fiscal 2008 of net operating loss and tax credit carryforwards based on the Company’s reduction in its annual income projection and the impact of the valuation allowance.

The income tax benefit of $0.2 million for the nine months ended March 31, 2009 on a net loss of $11.3 million resulted in an effective tax rate of (2%). The tax expense of $0.2 million for the nine months ended March 31, 2008 was primarily due to the decrease in the estimated annual effective tax for fiscal 2008 and reflects the effect of the expected use in fiscal 2008 of net operating loss and tax credit carryforwards based on the Company’s reduction in its annual income projection and the impact of the valuation allowance.

During the quarter ended March 31, 2009, management determined that a reliable estimate of the Company’s annual effective tax rate could not be made due to the wide variability in the effective tax rate that could result from the impact of significant permanent differences, coupled with management’s assessment of the Company’s current business outlook for fiscal 2009. Accordingly, in accordance with FASB Interpretation 18, Accounting for Income Taxes in Interim Periods, the tax provision for the nine months ended March 31, 2009 was determined on a discrete basis, based upon actual operating results and tax credit carryforwards.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. Since the law was enacted during the Company’s nine months ended March 31, 2009, the effects of the change in the tax law have been recognized in the current period.

Assembly Bill 1452, enacted September 30, 2008 by the State of California, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension. As of March 31, 2009, the Company does not have any California net operating loss carryforwards and, therefore, the change has no impact on the Company’s quarter ended March 31, 2009. Further, the bill limits the utilization of tax credits to 50% of a taxpayer’s California tax liability. Since the Company is in a net taxable loss and there is not utilization of any tax credits, the bill has no impact on the Company’s quarter ended March 31, 2009.

As of March 31, 2009, the Company had gross unrecognized tax benefits of $2.0 million, as compared to $1.5 million as on June 30, 2008, representing an increase of $0.5 million for the nine months of fiscal 2009. The increase in the reserve for unrecognized tax benefits during the nine months ended March 31, 2009, is primarily due to Federal and California research tax credits. None of the total unrecognized tax benefits of the Company, if recognized, would impact the effective tax rate, as the Company has a full valuation allowance on its carryforward attributes.

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

6. Common Stock

Common Shares Reserved for Issuance

At March 31, 2009, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	11,324
Reserved under employee stock purchase plan	972
Conversion of warrants	2

Total	12,298

7. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights under the provisions of SFAS 123(R) using the Black-Scholes option valuation model with the following assumptions:

	Three and Nine Months Ended March 31, 2009	Three and Nine Months Ended March 31, 2008
Expected life of options	4.58-6.08 years	6.08 years
Expected life of ESPP right	0.50 years	0.50 years
Risk-free interest rate for option plan	1.76 –3.11%	2.42-4.50%
Risk-free interest rate for ESPP right	0.44-1.81%	2.67%
Volatility for options	59%	62%
Volatility for ESPP right	92-136%	47%
Dividend yield	0%	0%

During the nine month periods ended March 31, 2009 and 2008, the Company recorded non-cash stock-based compensation expense of $6.7 million and $4.9 million under SFAS 123(R), respectively. During the three month periods ended March 31, 2009 and 2008 the Company recorded non-cash stock-based compensation expense of $1.8 million and $2.2 million, respectively.

On February 2, 2009, the Company completed a stock option exchange program under which U.S. employees holding stock options with exercise prices greater than $9.50 per share tendered their options in exchange for an equivalent number of new stock options to be granted under the 2007 Equity Incentive Plan (“Tender Offer”). The new stock options vest on a four-year schedule, with either (1) 25% of the shares subject to the option vesting on the first anniversary of the date of grant, and the remainder vesting ratably on a monthly basis over the next three years or (2) 50% of the shares subject to the option vesting on the second anniversary of the date of grant, and the remainder vesting ratably on a monthly basis over the next two years. The vesting schedule was determined based on the vesting schedule of the surrendered option.

The Company accepted for exchange, options to purchase an aggregate of 3,215,173 shares of the Company’s common stock from 212 eligible participants, representing 99% of the shares subject to options that were eligible to be exchanged in the Tender Offer. Upon the terms and subject to the conditions set forth in the Tender Offer, the Company issued new options to purchase an aggregate of 3,215,173 shares of the Company’s common stock at an exercise price of $4.82 in exchange for the options surrendered in the Tender Offer. The fair value of the new options was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options awarded on February 2, 2009, the date of cancellation. The incremental compensation cost was measured as the excess of the fair value of the old options over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The incremental cost of the 3,215,173 options was $3.9 million. The sum of the remaining unamortized expense for the original options and the incremental compensation cost for the new options will be recognized as stock-based compensation expense ratably over the vesting period of the new options. As would be the case with eligible options, in the event that any of the new options are forfeited prior to their vesting due to termination of service, the stock-based compensation cost for the forfeited new options will not be recorded.

SFAS 123(R) requires that compensation expense be recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. The estimated forfeiture rate for the nine months ended March 31, 2009 and 2008 was 10.7% and 9.4%, respectively. As of March 31, 2009, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $24.9 million, net of estimated forfeitures of $7.1 million. This cost will be amortized on a straight-line basis over a weighted-average vesting period of approximately three years.

8. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price (“Class Two Options”). During the nine months ended March 31, 2009, 1,167 unvested shares were repurchased. There were no repurchases of unvested shares during the nine months ended March 31, 2008. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restrictive stock units (“RSUs”) and restrictive stock awards (“RSAs”) to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. On February 3, 2009 and February 6, 2008, the Company’s Board of Directors approved an increase to the number of shares authorized and reserved for issuance under the 2007 Equity Incentive Plan by 2.2 million shares and 2.1 million shares, respectively.

Class Two Options granted under the 1997 Plan to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of March 31, 2009 and June 30, 2008, there were 28,126 and 126,082 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $25,209 and $72,000, respectively, of related recorded liability, which is included in accrued liabilities.

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

	Shares Available for Grant	Stock Options Outstanding Shares Subject to Options Outstanding	Weighted- Average Exercise Price
	(Amounts in thousands, except per share amounts)
Outstanding — June 30, 2008	2,202	7,175	$8.18
Shares authorized	2,190
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(44)	—	—
Options granted — (weighted average grant date fair value of $5.44 per share)	(4,282)	4,282	4.86
Options exercised	—	(223)	0.87
Options canceled	3,605	(3,605)	13.14
Restricted stock awards (see Note 10)	(522)	—	—

Restricted stock canceled	28

Outstanding — March 31, 2009	3,177	7,629	$4.19

Options exercisable at March 31, 2009		2,091	$2.16

The total pre-tax intrinsic value for options exercised in the three months ended March 31, 2009 and 2008 was $0.2 million and $2.2 million, respectively and for the nine months ended March, 2009 and 2008 was $0.8 million and $4.0 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 44,000 cancelled options that expired under the 1997 Plan due to the termination of that plan. These cancelled, expired options have been included in the option activity for the nine months ended March 31, 2009.

The following table summarizes information about outstanding and exercisable options at March 31, 2009:

Exercise Prices	Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(Amounts in thousands, except years and per share data)
$0.10 — 0.40	807	5.50	$0.31
$0.80 — 1.00	497	6.39	0.89
$2.00 — 3.20	663	7.36	3.09
$3.50 — 4.56	474	9.24	3.94
$4.82	3,244	6.88	4.82
$4.93 — 5.08	827	8.92	4.96
$5.21 — 6.08	896	9.12	5.56
$11.30 — 11.40	177	8.10	11.36
$12.55 — 13.73	37	8.43	13.18
$15.41 — 17.00	7	8.58	16.13

Total Outstanding	7,629	7.41	4.19	$5,924

Exercisable	2,091	6.52	2.16	5,351
Vested and expected to vest	6,241	7.17	4.05	5,587

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

On February 3, 2009 and February 6, 2008, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 438,018 shares and 427,289 shares, respectively, pursuant to the terms of that plan.

As of March 31, 2009, 393,000 shares had been issued under the ESPP and 972,000 shares had been reserved for future issuance.

10. Restricted Stock

Under the 2007 Plan, during the nine months ended March 31, 2009, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Restricted stock award and restricted stock unit activity for the nine months ended March 31, 2009 and 2008 is as follows (in thousands):

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Beginning balance	70	—
Awarded	522	66
Released	(46)	(16)
Forfeited	(28)	—

Ending balance	518	50

Information regarding restricted stock units outstanding at March 31, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Shares outstanding	518	2.07 years	$2,235
Shares vested and expected to vest	384	1.98 years	$1,655
Shares exercisable	—	—	$—

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

On April 24, 2009, the Company and Mitel entered into a confidential definitive agreement to settle the litigation between them. Under the terms of the agreement, the parties agreed to dismiss the patent litigation and trade libel litigation. Both matters were dismissed with prejudice on May 8, 2009. The agreement calls for the Company to make payments totaling $5.0 million over four years. The present value of the payments was calculated to be $4.6 million, of which $0.5 million was estimated to be the value of the future right to use the technology covered by such patents and was recorded as a long term prepaid royalty asset that will be amortized to cost of revenue over approximately six years, which is the life of the patents. The remaining amount of $4.1 million was recorded as litigation settlement which is included in accrued liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2009.

U.S. Federal Court Class Action Litigation. On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. A second purported class action alleging the same claims was filed on January 29, 2008. The lawsuits were consolidated, and a consolidated amended class action complaint, captioned In Re ShoreTel, Inc. Securities Litigation, was filed on June 27, 2008. The consolidated complaint purports to bring suit on behalf of those who purchased the Company’s common stock (“the Plaintiffs”) pursuant to the initial public offering on July 3, 2007 and purports to allege claims for violations of the federal securities laws. The consolidated complaint seeks unspecified compensatory damages and other relief. Management believes that the Company has meritorious defenses to these claims and intends to defend the litigation vigorously. On February 2, 2009, the Court issued an order granting the Company’s motion to dismiss the complaint but granted the plaintiffs leave to file an amended complaint. Plaintiffs filed an amended complaint on March 2, 2009. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of March 31, 2009.

California State Court Derivative Action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. On May 6, 2008, the parties stipulated to, and the Court entered an order for, a temporary standstill of the case, pending completion of the pleadings stage of the class action litigation described above. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of March 31, 2009.

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

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2013. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable leases as of March 31, 2009, are as follows (in thousands):

Fiscal years Ending June 30,
2009 (remaining 3 months)	$477
2010	873
2011	321
2012	255
2013	77

Total	$2,003

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted herein to U.S. dollars at the interbank exchange rate on March 31, 2009.

Rent expense for the three months ended March 31, 2009 and 2008 was $0.5 million and $0.5 million respectively, and $1.4 million and $1.1 million for the nine months ended March 31, 2009 and 2008, respectively.

Purchase commitments — As of March 31, 2009 and June 30, 2008, the Company had purchase commitments with contract manufacturers for inventory, with technology firms for usage of software licenses and litigation settlement totaling approximately $21.6 million and $10.4 million, respectively.

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

The Company reports revenues by geographic area, which is categorized into two major regions: United States and International. (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
United States	$28,824	$29,086	$95,186	$87,836
International	2,413	2,403	7,246	6,189

Total	$31,237	$31,489	$102,432	$94,025

13. Restatement

Cash Flows from initial public offering costs for the nine months ended March 31, 2008

The previously issued Condensed Consolidated Statement of Cash Flows for the fiscal quarter ended March 31, 2008 contained an understatement of cash provided by operating activities and a corresponding overstatement of cash provided by financing activities which resulted from a classification error for the payment of accrued initial public offering costs. The payment of such costs was classified as operating cash outflows instead of financing cash outflows. As a result, the Company has restated its interim Condensed Consolidated Statement of Cash Flows for nine months ended March 31, 2008 as shown below. This adjustment to the Condensed Consolidated Statement of Cash Flows does not affect the Company’s unaudited Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, cash and cash equivalents, or earnings per share.

The following is a summary of the restatement associated with the Company’s unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2008, in thousands.

	As previously reported	Adjustment	As restated
Cash flows from operating activities:
Change in assets and liabilities:
Accounts payable	$677	$1,360	$2,037

Accrued liabilities and other	1,135	300	1,435

Net cash provided by operating activities	6,881	1,660	8,541

Cash flows from financing activities:
Initial public offering costs	—	(1,660)	(1,660)

Net cash provided by (used in) financing activities	$80,591	$(1,660)	$78,931

Noncash investing and financing activities:
Reclassification of initial public offering costs from other assets to common stock	$2,866	$70	$2,936

14. Net Income (Loss) Per Common Share

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

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share available to common stockholders (dollars in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Numerator:
Net income (loss) available to common stockholders	$(7,003)	$(1,714)	$(11,108)	$2,680

Denominator:
Weighted average common shares outstanding	43,825	43,012	43,624	42,739
Weighted average common shares subject to repurchase	(32)	(361)	(48)	(516)

Weighted average common shares outstanding (basic)	43,793	42,651	43,576	42,223
Effect of dilutive securities:
Weighted average common shares subject to repurchase	—	—	—	516
Common equivalent shares from employee stock plans including ESPP, restricted stock	—	—	—	2,202

Weighted average common shares outstanding (diluted)	43,793	42,651	43,576	44,941
Net income per common share available to common stockholders:
Basic	$(0.16)	$(0.04)	$(0.25)	$0.06

Diluted	$(0.16)	$(0.04)	$(0.25)	$0.06

The anti-dilutive weighted average shares related to stock options that were excluded from the shares used in computing diluted net income (loss) per share were 1.4 million and 1.8 million for the three month periods ended March 31, 2009 and 2008, respectively, and were 1.3 million for the nine months ended March 31, 2009.

15. Restructuring Costs

On March 31, 2009, the Company announced to the employees, a restructuring plan to lower its cost structure and improve efficiencies by reducing its worldwide workforce by approximately nine percent. As a result of the reduction in headcount, the Company recorded restructuring and other related charges, consisting of employee related termination costs in the three and nine months ended March 31, 2009. Actions are expected to be completed in the three months ending June 30, 2009 and the Company does not expect to incur further expenses relating to this restructuring plan.

The Company accounts for restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities. There were no restructuring charges incurred in the three and nine months ended March 31, 2008. The following table sets forth the charges that are included in the operating expenses on the Company’s Consolidated Statement of Operations for the three and nine months ended March 31, 2009 (in thousands):

				March 31,
	Three and Nine months ended March 31, 2009			2009
		Deduct Cash Payments	Non-Cash Expense	Restructuring Reserves
	Add Charges
Workforce reduction	$501	$—	$—	$501

The Company recorded restructuring charges of $0.5 million consisting primarily of severance benefits paid as the result of the reduction of workforce. This amount was recorded in the Company’s condensed consolidated statement of operations under research and development, sales and marketing and general and administrative operating expenses line items. Workforce reduction and other costs are included in accrued employee compensation on the Company’s condensed consolidated balance sheet. Substantial portion of the severance benefits are expected to be paid in the three months ending June 30, 2009.

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

We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. While we expanded our operations to Europe in 2005 and to the Asia Pacific region in 2006, most of our enterprise customers are located in the United States. Revenue from international sales has been less than 10% of our total revenue for the three and nine months ended March 31, 2009 and 2008, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales. We experienced growth in the nine months ended March 31, 2009, with our total revenue growing to $102.4 million for the nine months ended March 31, 2009 from $94.0 million in the nine months ended March 31, 2008. For the three months ended March 31, 2009 revenues declined slightly to $31.2 million from $31.5 million for the three months ended March 31, 2008. Due to the current global economic slowdown, no assurance can be made that we will continue to experience annual growth at the rates we have historically experienced. See “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. In addition, our operating expenses have increased to $28.1 million and $77.0 million for the three months and nine months ended March 31, 2009, respectively, from $22.3 million and $60.1 million for the three months and nine months ended March 31, 2008, respectively. This growth in operating expenses has primarily been driven by growth in headcount to 396 employees at March 31, 2009, as compared with 347 employees at March 31, 2008 and the associated labor related costs including stock-based compensation expenses, restructuring costs and litigation settlement costs.

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

Deferred revenue. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at March 31, 2009 was $21.0 million, consisting of $1.1 million of deferred product revenue and $19.9 million of deferred support and services revenues, of which $14.7 million is expected to be recognized within one year.

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

Operating expense management. Our operating expenses are comprised primarily of compensation and benefits for our employees and, therefore, the increase in operating expenses in prior periods has been primarily related to increases in our headcount. We intend to maintain our workforce at an appropriate size based on our revenue levels that also enables us to support our anticipated growth, and therefore our ability to forecast and increase revenue is critical to managing our operating expenses and profitability.

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

Income tax provision. The income tax benefit of $1.1 million for the three months ended March 31, 2009 on a net loss of $8.1 million resulted in an effective tax rate of (14%). The tax benefit is primarily a result of the year to date losses which were greater than the non-deductible expenses and thus the prior quarters tax provision was reduced. This resulted in a benefit during the three months ended March 31, 2009. The tax benefit of $0.1 million for the three months ended March 31, 2008 was primarily due to the decrease in the estimated annual effective tax for fiscal 2008 and reflects the effect of the expected use in fiscal 2008 of net operating loss and tax credit carryforwards based on the Company’s reduction in its annual income projection and the impact of the valuation allowance.

Critical Accounting Policies and Estimates

We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, the estimate of allowance for doubtful accounts, the calculation of stock-based compensation expense, and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and nine months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2008 Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue:
Product	79%	85%	82%	86%
Support and services	21%	15%	18%	14%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	28%	30%	28%	29%
Support and services	8%	8%	8%	8%

Total cost of revenue	36%	38%	36%	37%

Gross profit	64%	62%	64%	63%
Operating expenses:
Research and development	24%	22%	23%	21%
Sales and marketing	36%	33%	33%	29%
General and administrative	17%	16%	15%	14%
Litigation settlement	13%	0%	4%	0%

Total operating expenses	90%	71%	75%	64%

Loss from operations	(26%)	(9%)	(11%)	(1%)
Other income (expense) — net	1%	3%	0%	4%

Income (loss) before (provision for) benefit from income tax	(25%)	(6%)	(11%)	3%
(Provision for) benefit from income taxes	3%	1%	0%	0%

Net income (loss)	(22%)	(5%)	(11%)	3%

Comparison of the three months ended March 31, 2009 and March 31, 2008

Revenue.

	Three months ended		Change
	March 31, 2009	March 31, 2008	$	%
	(in thousands, except percentages)
Revenue	$31,237	$31,489	$(252)	(1)%

Product revenue was $24.7 million in the three months ended March 31, 2009, a decrease of $1.9 million, or 7%, from $26.6 million in the three months ended March 31, 2008. Support and services revenue was $6.5 million in the three months ended March 31, 2009, an increase of $1.6 million, or 33%, from $4.9 million in the three months ended March 31, 2008. The decrease in product revenue was due to a decline in business from new customers mostly due to the current economic downturn which was partially offset by an in support and services revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training and installation services.

Additionally, approximately $0.7 million of product revenue that was deferred in prior periods due to the lack of Vendor Specific Objective Evidence (VSOE) on certain customer installations was recognized as revenue in the three months ended March 31, 2009 because VSOE on the fair value on installation was established during the three months ended March 31, 2009.

Cost of revenue and gross profit.

	Three months ended		Change
	March 31, 2009	March 31, 2008	$	%
	(in thousands, except percentages)
Cost of revenue	$11,305	$11,971	$(666)	(6)%
Gross profit	$19,932	$19,518	$414	2%
Gross profit %	63.8%	62.0%	n/a	3%

Gross profit as a percent of revenue increased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase was attributable to increase in support and services gross profit from 46% in the three months ended March 31, 2008 to 59% in the three months ended March 31, 2009. Support and services gross profit increased due to revenue increasing by 34% while support and services costs increased by 1%, compared to the three months ended March 31, 2008. Product gross profit percent remain comparable at 65% in the three months ended March 31, 2009 and March 31, 2008.

Operating expenses.

	Three months ended		Change
	March 31, 2009	March 31, 2008	$	%
	(in thousands, except percentages)
Research and development	$7,476	$7,064	$412	6%
Sales and marketing	11,344	10,309	1,035	10%
General and administrative	5,210	4,909	301	6%
Litigation settlement	4,110	—	4,110	n/a

Research and development. Compensation, including stock-based compensation, for research and development employees accounted for $0.7 million of the increase, primarily as a result of an increase in headcount to 137 employees at March 31, 2009, from 111 employees at March 31, 2008. Additionally, restructuring costs accounted for $0.1 million of the increase. This increase was partially offset by a decrease in non recurring engineering costs of $0.4 million.

Sales and marketing. Compensation, including stock-based compensation for sales and marketing employees represented $0.2 million of the increase, primarily as a result of an increase in headcount, to 138 employees at March 31, 2009 from 125 employees at March 31, 2008. Additionally, trade show, contract cancellation and restructuring costs accounted for $0.2 million, $0.3 million and $0.3 million, respectively, of the increase.

General and administrative. Bad debt expenses, consulting, restructuring costs and legal costs accounted for $0.1 million, $0.2 million, $0.1 million and $0.1 million, respectively, of the increase. The increase was partially off-set by a $0.2 million decrease in costs for compensation of general and administrative employees, primarily as a result of decrease in bonus and stock compensation expenses.

Litigation Settlement. We recorded a charge of $4.1 million as a result of the agreement to settle our litigation with Mitel.

Other income.

	Three months ended		Change
	March 31, 2009	March 31, 2008	$	%
	(in thousands, except percentages)
Other income	$149	$951	$(802)	(84)%

The decrease is primarily attributable to a decrease in interest income by $0.8 million due to a significant decline in overall interest rates in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Income tax provision (benefit).

	Three months ended		Change
	March 31, 2009	March 31, 2008	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$(1,056)	$(99)	$957	967%

Income tax provision(benefit). Income tax provision (benefit) includes federal, state and foreign tax on our income (loss). From inception through 2005, the Company accumulated substantial tax credit carryforwards. We have fully reserved, via a valuation allowance, a majority of the deferred tax assets related to tax credits on our financial statements. For the three months ended March 31, 2009, the Company had a tax benefit of $1.1 million on a loss of $8.1 million. The tax benefit is primarily a result of the year to date losses which were greater than the non-deductible expenses and thus the prior quarters tax provision was reduced. This resulted in a benefit during the three months ended March 31, 2009.

Comparison of the nine months ended March 31, 2009 and March 31, 2008

Revenue.

	Nine months ended		Change
	March 31, 2009	March 31, 2008	$	%
	(in thousands, except percentages)
Revenue	$102,432	$94,025	$8,407	9%

The increase was primarily attributable to increased sales of our products and services. Product revenue was $83.8 million in the nine months ended March 31, 2009, an increase of $2.8 million, or 3%, from $81.0 million in the nine months ended March 31, 2008. Support and services revenue was $18.6 million in the nine months ended March 31, 2009, an increase of $5.6 million, or 43%, from $13.0 million in the nine months ended March 31, 2008, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training, professional services and installation services.

Cost of revenue and gross profit.

	Nine months ended		Change
	March 31, 2009	March 31, 2008	$	%
	(in thousands, except percentages)
Cost of revenue	$37,236	$34,438	$2,798	8%
Gross profit	$65,196	$59,587	$5,609	9%
Gross profit %	63.6%	63.4%	n/a	—%

Gross profit as a percent of revenue increased slightly in the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008. The increase was attributable to an increase in support and services gross profit from 46% in the nine months ended March 31, 2008 to 54% in the nine months ended March 31, 2009. Support and services gross profit increased due to support and services revenue increasing by 43% while support and services cost increased by only 22%, compared to the nine months ended March 31, 2008. Compensation for support and services employees, the largest category of support and service costs, increased 29% in the nine months ended March 31, 2009, as headcount increased from 53 employees at March 31, 2008 to 57 employees at March 31, 2009. The increase was partially off-set by a decrease in product gross profit percent to 65.7% in the nine months ended March 31, 2009 as compared to 66.1% in the nine months ended March 31, 2008.

Operating expenses.

	Nine months ended		Change
	March 31, 2009	March 31, 2008	$	%
	(in thousands, except percentages)
Research and development	$23,630	$19,528	$4,102	21%
Sales and marketing	34,140	27,435	6,705	24%
General and administrative	15,145	13,110	2,035	16%
Litigation settlement	4,110	—	4,110	n/a

Research and development. Compensation, including stock-based compensation, for research and development employees accounted for $4.3 million of the increase, primarily as a result of an increase in headcount to 137 employees at March 31, 2009, from 111 employees at March 31, 2008. Additionally, facility cost, depreciation and restructuring costs accounted for $0.4 million, $0.2 million and $0.1 million, respectively, of the increase. This increase was partially off-set by decrease in non-recurring engineering cost of $0.9 million.

Sales and marketing. Compensation, including stock-based compensation for sales and marketing employees represented $4.4 million of the increase, primarily as a result of an increase in headcount, to 138 employees at March 31, 2009 from 125 employees at March 31, 2008. Additionally, trade shows, travel and entertainment, consulting and temporary labor costs, lead generation, restructuring costs and marketing cooperative advertising accounted for $0.9 million, $0.3 million, $0.3 million, $0.3 million, $0.3 million and $0.2 million, respectively, of the increase.

General and administrative. Compensation for general and administrative employees, including stock-based compensation, accounted for $0.7 million of the increase, primarily as a result of an increase in headcount, to 43 employees at March 31, 2009 from 40 employees at March 31, 2008. Bad debt expenses, office rent, legal expenses and restructuring costs accounted for $0.7 million, $0.3 million, $0.2 million and $0.1 million, respectively, of the increase.

Litigation Settlement. We recorded a charge of $4.1 million as a result of the agreement to settle our litigations with Mitel.

Other income

	Nine months ended		Change
	March 31, 2009	March 31, 2008	$	%
	(in thousands, except percentages)
Other income	$567	$3,351	$(2,784)	(83)%

The decrease is primarily attributable to a decrease in interest income by $2.2 million due to a significant decline in overall interest rates in the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. Additionally, in the nine months ended March 31, 2009 there was an increase in loss on foreign currency exchange translation of $0.6 million compared to the nine months ended March 31, 2008 due to higher fluctuation in foreign currency exchange rates, especially in Europe. We expect that foreign currency exchange rates may be volatile in the near term.

Income tax provision (benefit).

	Nine months ended		Change
	March 31, 2009	March 31, 2008	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$(154)	$185	$(339)	(183)%

Income tax provision (benefit): Income tax provision (benefit) includes federal, state and foreign tax on our income (loss). From inception through 2005, the Company accumulated substantial tax credit carryforwards. We have fully reserved, via valuation allowance, a majority of the deferred tax assets related to tax credits on our financial statements. For the nine months ended March 31, 2009, the Company had a tax benefit of $0.2 million on a loss of $11.3 million.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash and cash equivalents and investments (in thousands):

	March 31, 2009	June 30, 2008	Change $
Cash and cash equivalents	$89,521	$68,672	$20,849
Short-term investments	18,627	34,139	(15,512)

Total	$108,148	$102,811	$5,337

As of March 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $108.1 million and accounts receivable net of $19.3 million. On July 9, 2007, we closed our initial public offering of 9,085,000 shares of common stock at a price of $9.50 per share, resulting in net proceeds to us of approximately $77.4 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $108.1 million of cash and cash equivalents and short-term investments at March 31, 2009, together with cash flows from our operations will be sufficient to fund our operating requirements for at least 12 months. Our future capital requirements will depend on many factors including, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended March 31,
	2009	2008
	(In thousands)
Cash provided by operating activities	$6,428	$8,541
Cash provided by (used in) investing activities	13,107	(8,817)
Cash provided by financing activities	1,404	78,931

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

Net income (loss) during the nine months ended March 31, 2009 and 2008 included non-cash charges of $6.7 million and $4.9 million in stock-based compensation expense, respectively, respectively, bad debt expense of $1.0 million and $0.3 million, respectively, and $1.4 million and $1.2 million in depreciation and amortization of property and equipment and other assets, respectively.

Cash provided by operating activities during the nine months ended March 31, 2009 also reflect net changes in operating assets and liabilities, which provided $8.2 million, consisting primarily of a decrease in inventories of $2.3 million due to improved inventory turnover, a decrease in accounts receivables of $1.7 million, an increase in deferred revenue of $2.4 million and an increase in accrued liabilities and other long-term liabilities of $3.4 million ; partially offset by a decrease in accounts payable of $1.1 million.

Cash provided by operating activities during the nine months ended March 31, 2008 also reflect net changes in operating assets and liabilities, which used $0.5 million, consisting primarily of a significant increase in inventories of $4.3 million due to ordering product months earlier based on then-current higher revenue growth assumptions, an increase in other assets of $2.2 million, and an increase in accounts receivables of $1.8 million primarily due to an increase in days sales outstanding and the sequential increase in revenue, partially offset by an increases in deferred revenue of $3.8 million, accounts payable of $2.0 million, accrued liabilities and others of $1.4 million, and accrued employee compensation of $1.2 million.

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

Net cash provided by (used in) investing activities was $13.0 million and ($8.8) million in the nine months ended March 31, 2009 and 2008, respectively. Net cash provided by investing activities in the nine months ended March 31, 2009 was primarily related to short-term investments sold and matured and was primarily related to the investments made in US government agency securities and corporate notes and bonds in the nine months ended March 31, 2008.

Cash flows from financing activities

Net cash provided by financing activities was $1.4 million and $78.9 million in the nine months ended March 31, 2009 and 2008, respectively. In the nine months ended March 31, 2009 and 2008, $1.4 million and $0.3 million, respectively were generated from the exercise of common stock options and issuance of common stock under employee stock purchase plan. Additionally, in the nine months ended March 31, 2008, we generated proceeds of $77.4 million from our initial public offering, net of other offering costs.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2009 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Payments Due by Period
		Less than 1 year	1-3 years	3-5 years	5 years and after
Operating lease obligations	$2,003	$1,261	$636	$106	$—
Non-cancelable purchase commitments for finished goods	14,973	14,973	—	—	—
Purchase commitments for software license use and payment obligations for litigation settlement	6,609	2,854	2,255	1,500	—

Total contractual obligations	$23,585	$19,088	$2,891	$1,606	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward exchange contracts outstanding as of March 31, 2009.

In addition, we currently hold a significant portion of our funds in accounts with three financial firms. While we do not invest our cash in obligations of these firms, if any of these firms were to experience financial or other regulatory difficulties, it might be difficult for us to access our investments in a timely manner.

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

The information set forth above under Note 11 contained in the “Notes to Consolidated Condensed Financial Statements” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 except as follows:

•	The following risk factors have been added or modified to reflect risks related to the current economic environment and the potential impact to our business.

We may not be able to return to profitability.

We have not been profitable in the three and nine months ended March 31, 2009 and some prior periods, and we had an accumulated deficit of $93.3 million as of March 31, 2009. If we are not able to grow our revenues or maintain our operating expenses at appropriate levels based on those revenues, we may not succeed in achieving or maintaining profitability in future periods. We also incur significant operating expenses. If our gross profit does not increase to offset these expected increases in operating expenses, our operating results will be negatively affected. You should not consider our historic annual revenue growth rates as indicative of our future growth particularly in light of the current economic environment. Accordingly we cannot assure you that we will be able to return to significant revenue growth or profitability in the future.

Current uncertainty in global economic conditions makes it particularly difficult to predict demand for our products, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been depressed in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending on capital equipment such as our products. These economic conditions could also cause our competitors to drastically reduce prices or take unusual actions to gain a competitive edge, which could force us to provide similar discounts and thereby reduce our profitability. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on demand for our products and services, and on our financial condition including profitability and operating results.

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

Substantially all of our total revenue is generated through indirect channel sales. These indirect sales channels consist of third-party resellers that market and sell telecommunications systems and other products and services to customers. We expect indirect channel sales will continue to generate a substantial majority of our total revenue in the future. Therefore, our success is highly dependent upon establishing and maintaining successful relationships with third-party resellers, and the financial health of these resellers.

Our success in expanding our customer base to larger enterprises will depend in part on our ability to expand our channel to partners that serve those larger enterprises. In addition, we rely on these entities to provide many of the installation, implementation and support services for our products. Accordingly, our success depends in large part on the effective performance of these channel partners. If a partner’s performance is ineffective, it may reflect badly upon ShoreTel or negatively impact our business. For example, if one of these resellers experience a work stoppage due to a labor union dispute, installation of our phone systems could be delayed and our sales and reputation could suffer. By relying on channel partners, we may in some cases have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing enterprise customer requirements and respond to evolving enterprise customer needs. This difficulty could be more pronounced in international markets, where we expect that enterprise customers will purchase our systems from a channel partner that purchased through a distributor. Additionally, some of our channel partners are smaller companies that may not have the same financial resources as other of our larger channel partners, which exposes us to collections risks.

As a result of the ongoing credit contraction in the credit markets, our channel partners may have their credit lines withdrawn or may not be able to procure financing necessary to purchase our products, or maintain their business. Additionally, as a result of the current economic downturn, the businesses of our channel partners are being adversely affected. Our channel partners could be unable to devote the same level of resources to selling and marketing our systems, or worse, they could discontinue operations. In such event, we must find another channel partner to support the failed partner’s customers, or take on support of those customers ourselves, even if we have not been paid to do so. If our resellers cannot continue to purchase our products, or if they cease operations, our ability to collect receivables, our operating results and our financial condition will be materially adversely affected.

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

We depend on our contract manufacturers to finance the production of goods ordered and to maintain adequate manufacturing capacity. Global economic conditions could adversely impact the financial condition of our contract manufacturers and their suppliers that could impact our contract manufacturer’s ability to procure components or otherwise manufacture our products. Additionally, as a result of the current economic downturn, the businesses of our contract manufacturers and other suppliers could be adversely affected and they may be required to slow or curtail operations. We do not exert direct control over our contract manufacturers or suppliers of our contract manufacturers, so we may be unable to procure timely delivery of acceptable products to our enterprise customers or incur substantially higher product costs if we move production to other contract manufacturers.

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

If our contract manufacturers are unable or unwilling to continue manufacturing our products in required volumes and to meet our quality specifications, or if they significantly increase their prices, whether caused by uncertain global economic conditions, tightening of the credit markets, their weak financial condition or otherwise, we will have to procure components on their behalf in the short term and identify one or more acceptable alternative contract manufacturers. The process of identifying and qualifying a new contract manufacturer can be time consuming, and we may not be able to substitute suitable alternative contract manufacturers in a timely manner or at acceptable prices. Additionally, transitioning to new contract manufacturers may cause delays in supply if the new contract manufacturers have difficulty manufacturing products to our specifications or quality standards and may result in unexpected costs to our business. Furthermore, we do not own the electronic design for our IP phones, hence it may be more difficult or costly for us to change the contract manufacturer of our phones or to arrange for an alternate of or a replacement for these products in a timely manner should a transition be required. This could also subject us to the risk that our competitors could obtain phones containing technology that is the same as or similar to the technology in our phones.

Any disruption in the supply of products from our contract manufacturers may harm our business and could result in a loss of sales and an increase in production costs resulting in lower gross product margins, which could adversely affect our business and results of operations.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our historical revenues and operating results have varied from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. For example, in response to our January 2008 announcement regarding our preliminary financial results for the quarter ended December 31, 2007 our stock price declined substantially. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

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

•	the timing and success of new product introductions by us or our competitors;

•	the timing of recognition of revenue from sales to our customers;

•	changes in our or our competitors’ pricing policies or sales terms;

•	changes in the mix of our products and services sold during a particular period;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party manufacturing costs and costs of components;

•	our ability to obtain sufficient supplies of components;

•	our ability to maintain sufficient production volumes for our products from our contract manufacturers;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment;

•	publicly-announced litigation, and the impact of such litigation on our operating results;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	changes in domestic and international regulatory environments affecting the internet and telecommunications industries;

•	our ability to successfully expand our international operations;

•	seasonality in our target markets;

•	general economic conditions or economic recession;

•	decline in interest rates on our investments; and

•	volatility and fluctuation in foreign currency exchange rates.

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

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007. As of March 31, 2009, the proceeds from our initial public offering have been invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders (the “Special Meeting”) on February 2, 2009. At the Special Meeting, our stockholders approved a one-time stock option exchange program under which eligible employees (including our executive officers) were able to elect to exchange certain outstanding stock options issued under our 2007 Equity Incentive Plan.

The common stock voted together as a single class on the stock option exchange proposal. Each share of common stock was entitled to one vote on the proposal. The result of the votes for the stock option exchange proposal was as follows:

Proposal One – Approval of all eligible US employees, except Section 16 officers, to participate in the stock option exchange

In Favor	Against	Abstain
32,215,917	4,544,774	9,339

Proposal Two – Approval of all eligible Section 16 officers to participate in the stock option exchange

In Favor	Against	Abstain
32,061,078	4,700,475	8,477

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

Date: May 8, 2009

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