Form 10-K
period 2009-06-30
ShoreTel Inc
filed 2009-09-10
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33506

SHORETEL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	3661	77-0443568
(State or other jurisdiction of	(Primary standard	(I.R.S. employer
incorporation or organization)	industrial code number)	identification no.)

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008 was approximately $68.5 million (based on the last reported sale price of $4.49 on December 31, 2008 on The NASDAQ Global Select Market). This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by ten percent stockholders have been excluded from this calculation as they may be deemed affiliates.

          The number of shares outstanding of the registrant’s common stock as of September 2, 2009 was 44,426,218.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on November 4, 2009, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended June 30, 2009 are incorporated by reference into Part III of this Report.

TRADEMARKS

          The ShoreTel logo, ShoreTel, ShoreCare, ShoreGear, ShorePhone, and ShoreWare are registered trademarks of ShoreTel, Inc. in the United States and/or other countries. Brilliantly Simple and Brilliantly Simple Communication are trademarks of ShoreTel, Inc. in the United States and/or other countries. All other trademarks, trade names and service marks herein are the property of their respective owners.

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

          Our solution is comprised of ShoreGear switches, ShorePhone IP telephones and ShoreWare software applications. We provide our systems to enterprises across all industries, including to small, medium and large companies and public institutions. Our enterprise customers include multi-site Fortune 500 companies. As of June 30, 2009, we had sold our IP unified communications systems to approximately 11,000 enterprise customers. We sell our systems through our extensive network of over 700 channel partners.

          We have achieved broad industry recognition for our technology and high customer satisfaction. Our enterprise IP unified communications systems have been voted “Best in Show” for the last three years at the industry’s flagship tradeshow, VoiceCon. For the last five years, IT executives surveyed by Nemertes Research, an independent research firm, have rated ShoreTel highest in customer satisfaction among leading enterprise unified communications systems providers.

          We were originally incorporated in California in September 1996, and reincorporated into Delaware in June 2007.

Products

          We provide a switch-based business communications systems for the enterprise. Our solutions are based on our distributed software architecture and appliance-based hardware platform that enable a single system to serve multi-site enterprises. This architecture provides high network reliability and allows for a single view of management and administration across all sites of a multi-site enterprise. System administrators can make changes anywhere throughout the system through a web browser interface that presents a user-friendly view of the system’s configuration. Our architecture also provides end users with a consistent and full set of features across an enterprise, regardless of location.

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

          ShoreGear switches. Our switches provide call management functionality, and each switch in the system is capable of independently establishing and terminating calls without relying on a centralized call control server. As a result, enterprise unified communications can survive a variety of LAN, WAN and hardware failures. The high reliability of our switches is enhanced by two key design features: the use of flash memory in lieu of disk drives and running an embedded operating system optimized for real-time processing, such as call management. Unlike disk drives, flash memory does not rely on mechanical movement, and therefore is less likely to break down and cause our systems to fail. Furthermore, our embedded operating system enables a higher performing and more reliable software platform relative to server-centric IP systems because it is optimized for real-time processing. The reliability of the system can be further improved by adding an additional switch to the HQ location to create “n+1” redundancy, rather than requiring a dedicated back-up switch for each primary switch to improve reliability as needed by alternative systems. In addition, our switches connect to the public telephone network via one of several interfaces, including high-density T1 and E1 interfaces. We offer a range of switches of varying capabilities to meet the needs of enterprises of all sizes. The modular nature of our switches allows our enterprise customers to easily expand their system capacity by deploying additional switches across their network.

          ShorePhone IP phones. We offer a range of innovative, high performance phones to meet the needs of the different types of end users across the enterprise. Our phones are designed to provide a superior combination of ergonomics, sound quality and appearance. We offer a variety of phones that vary by size, display features, line capacity and Gigabit Ethernet support. ShorePhone IP phones are designed to function without any configuration, simplifying installation. Remote workers can also utilize ShoreTel IP telephones using an integrated VPN feature and mobile workers can select Wi-Fi phones that work with the open interfaces of the system.

          ShoreWare software applications. Our ShoreWare software features a number of applications that facilitate the end user experience and enterprise system management. In addition, we offer additional business applications that integrate with core business processes to provide enhanced end user productivity. An industry standard server is used to support these applications, as opposed to the call management functions of our systems, which run on ShoreGear switches. Our ShoreWare software consists of our proprietary software as well as third-party applications and includes:

•

Personal Call Manager. ShoreWare® Call Manager is an application suite for end users that includes ShoreWare Personal Call Manager, ShoreWare Professional Call Manager, ShoreWare Operator Call Manager and ShoreWare Mobile Call Manager Each application enables users to easily manage communications from their computer, and seamlessly move between video, voice (wired or wireless) or IM. By streamlining business communications, Call Manager improves communication accuracy, boosts productivity, and helps ensure effective collaboration. Call Manager provides easy licensing, easy set up, flexible features, telephony and IM control, integrated advanced call management, quality desktop video and softphone and a highly customizable interface.

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

•

ShoreTel Contact Center. ShoreWare Contact Center applications provide a range of features to satisfy the needs of all organizations, from basic call center capabilities to sophisticated distributed multimedia contact center capabilities. The virtual contact center is now a reality as ShoreWare Contact Center enables organizations to route incoming contacts to the most appropriate agent in a multisite contact center, regardless of location.

•

Converged Conferencing. ShoreTel Converged Conferencing enables enterprises to conduct large audio conferences and provides collaboration tools for application sharing, desktop sharing, instant messaging and end user presence information.

•

Microsoft Integration. For customers seeking to leverage their investment in Microsoft’s Unified Communications portfolio, ShoreTel offers a range of integration options. Users can leverage their Microsoft Exchange messaging platform and Microsoft Office Communications Server installation with the ShoreTel solution as well as control their ShoreTel IP telephony using the Microsoft Office Communicator.

•	ShoreWare system management. Our browser-based system management applications consist of ShoreWare Director and ShoreWare System Monitor.

•

ShoreWare Director. ShoreWare Director provides enterprises with a single point of system management, enabling IT administrators to view and manage the entire system of the enterprise from any location using a single application. A new end user’s extension, mailbox and automated attendant profile can be added from a single management screen, avoiding the additional work required with most PBXs, voice mail systems and automated attendants.

•

Business integration. We offer businesses the option to enhance their communication, enable their business applications pre-built solutions that integration with several customer relationship management (CRM) solutions (Salesforce.com, Microsoft Dynamics, Netsuite and RightNow) as well as cost recovery applications (Equitrak and Copitrak, and Lexis/Nexis Time Matters). These integrations are designed to improve the productivity of end users that use these application by seamlessly integrating communications capabilities into their data-driven workflow. Customers or partners can create additional business integrations using the open interfaces of the system available for developers through ShoreTel’s Developer Network.

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

          The ShoreTel Global Services include post-contractual support, training, system design and installation, and professional services as follows:

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

          The key elements of our distributed software architecture are:

•	software that allows a geographically-distributed system to operate and be managed as a single system;

•	software that enables calling between switches and allows calls to be distributed among switches instead of using a single centralized switch;

•	software that enables ShoreGear switches to obtain call routing information;

•	software that monitors the bandwidth consumed on each WAN segment and prevents the system from exceeding bandwidth limitations;

•	software that monitors all call activity on ShoreGear switches, and enables integration of ShoreTel and third-party applications;

•	software that coordinates the functions of all servers on the system, allowing them to perform as a single, virtual server;

•	software that enables remote ShoreTel and third-party applications to access and modify our systems;

•	software that enables the switch to communicate with the application server, and receive system configuration information;

•	software that allows each switch to maintain a comprehensive view of the system; and

•	software that provides a graphical user interface for our phones.

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

     Enterprise Customers

          Our enterprise customers include small, medium and large companies and public institutions in a wide range of vertical markets, including professional services, financial services, government, education, health care, manufacturing, non-profit organizations, and technology industries. As of June 30, 2009, we had sold our IP unified communications systems to approximately 11,000 enterprise customers. Our broad enterprise customer base reflects our historical strength in the small and medium-sized business and public institution sectors.

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

     Sales and Marketing

          We sell our products and services primarily through an extensive network of channel partners, including distributors in most international markets. As of June 30, 2009, we had over 700 channel partners in our network. These channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services including the top three US telecommunication carriers: AT&T, Verizon and Qwest. Our channel partners market and sell our products into both the large enterprise and small-to-medium enterprise markets.

          We maintain a sales organization that recruits, qualifies and trains new channel partners, participates in sales presentations to potential enterprise customers and assesses customer feedback to assist in developing product roadmaps. As part of our increased focus on sales to large accounts, we also have a major accounts program whereby sales personnel assist our channel partners in selling to and providing support for large enterprise customer accounts. No single channel partner accounted for 10% or more of our total revenue in fiscal 2009.

          We believe our channel partner network allows us to effectively sell our systems without the need to build large dedicated in-house sales and service capabilities. We continue to work with existing channel partners to expand their sales of our systems and to recruit new channel partners with a focus on increasing market coverage.

          Our internal marketing team focuses on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. In addition to providing marketing materials, we communicate product and service offerings through our installed-base news letters, direct mail campaigns, web postings, press releases and web-based training.

     Research and Development

          We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet enterprise customer requirements is essential to our success. To this end, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, unified communications network design, data networking and software engineering. Our principal research and development activities are conducted in Sunnyvale, California. We have invested significant time and financial resources into the development of our architecture, including our switches and related software. We intend to continue to expand our product offerings, improve the features available on our products and integrate our systems with third-party enterprise applications. Research and development expenses were $30.6 million, $26.7 million, and $17.2 million in fiscal 2009, 2008, and 2007, respectively.

     Manufacturing and Suppliers

          We outsource the manufacturing of our hardware products. This outsourcing allows us to:

•	avoid costly capital expenditures for the establishment of manufacturing operations;

•	focus on the design, development, sales and support of our hardware products; and

•	leverage the scale, expertise and purchasing power of specialized contract manufacturers.

          Currently, we have arrangements for the production of our switches with a contract manufacturer in California and for the production of our phones with a contract manufacturer located in China. We are qualifying an additional manufacturer of our phones. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement and performing final testing and assembly of our products. We typically depend on our contract manufacturers to procure components and to maintain adequate manufacturing capacity. We typically fulfill product orders out of our Fremont, California location or United Kingdom warehouse.

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

          We also rely on sole or limited numbers of suppliers for several key components utilized in the assembly of our products. For example, our contract manufacturers purchase semiconductors that are essential to the production of our phones from a single source supplier, and we have not identified any alternative suppliers for these components. This reliance is amplified by the fact that our contract manufacturers maintain relatively low inventories and acquire components only as needed. As a result, our ability to respond to enterprise customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. Constraints on our ability to respond efficiently is partially offset by build-up of levels of safety stock inventory which lets us respond to our enterprise customer orders in a timely manner. We cannot assure you that we will be able to obtain a sufficient quantity of these components in a timely manner to meet the demands of our enterprise customers or that prices of these components will not increase. Any delays or any disruption of the supply of these components could also materially and adversely affect our operating results.

     Financial Information about Geographic Areas

          For financial information about geographic areas, refer to Note 14 of the notes to the Consolidated Financial Statements in Item 8 of this report.

Competition

          The market for enterprise IP unified communications systems is quickly evolving, highly competitive and subject to rapid technological change. As a result of the convergence of voice, video, messaging and data networking technologies that characterize IP enterprise unified communications systems, we compete with providers of enterprise unified communications systems, such as:

• Providers of IP systems, including Cisco Systems

• Providers of hybrid IP/TDM communication systems, including Aastra, Avaya, Alcatel-Lucent, Mitel Networks, NEC, Nortel Networks and Siemens

• Providers of Unified Communications software applications providers, including Microsoft

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

          In particular, as more enterprises converge their voice and data networks, the business information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. This could include network systems providers such as Brocade, Hewlett-Packard, and Juniper.

          We could also face competition from new market entrants, whether from new ventures or from established companies moving into the market. Competition from these and other potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering. In addition, technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. Many of our current and potential competitors are substantially larger than we are and have significantly greater financial, sales, marketing, and distribution, technical, manufacturing and other resources. We believe that we currently compete favorably with regard to the principal competitive factors applicable to our products, which include:

•	Product scalability without significant upgrades from 10 to 10,000 users in a single image configuration

•	Customer satisfaction measured by independent third parties

•	World class customer service and support from technicians and support centers located around the world

•	Ease of management for system administrators

•	Productivity tools for users with integrated unified communications capabilities

•	Lowest total cost of ownership compared to competitor’s IP and hybrid system

•	Highest system availability and reliability with our distributed architecture

•	Lower selling costs for resellers and distributors with ease of implementation

          For more information concerning competition, please see “Risk Factors — Risks Related To Our Business and Industry — The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are” and “— As voice, video, messaging and data networks converge, we are likely to face increased competition from Microsoft and other companies in the information technology, personal and business applications and software industries.”

     Intellectual Property

          A factor to our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

          We have eight patents issued in the United States, and have thirty patent applications in the United States. We also have one foreign patent and six patent applications relating to our United States patents.

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

     Employees

          As of June 30, 2009, we had 375 employees in North America, Europe, Asia and Australia, of which 128 were in sales and marketing, 132 were in engineering, 55 were in global support services, 39 were in general and administrative functions and 21 were in operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.

     Executive Officers

          The following table sets forth information about our executive officers as of September 2, 2009:

Name	Age	Position

John W. Combs	62	Chairman, President and Chief Executive Officer
Edwin J. Basart	60	Founder, Chief Technology Officer and Director
Michael E. Healy	48	Chief Financial Officer
Donald J. Girskis	49	Senior Vice President, Worldwide Sales
Pedro E. Rump	53	Vice President, Engineering and Operations
Walter Weisner	53	Vice President, Global Services
Ava M. Hahn	36	Vice President, General Counsel and Secretary

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

          Ava M. Hahn has served as our Vice President, General Counsel and Secretary since May 2009. Ms. Hahn joined ShoreTel in June 2007 serving in the position of General Counsel and Secretary. From August 2002 to May 2007, Ms. Hahn served in various capacities including General Counsel, Assistant General Counsel and Secretary for Genesis Microchip, Inc., a supplier of display image processors. From August 2000 to August 2002, Ms. Hahn served as Director, Legal Affairs for LuxN, Inc., a provider of optical access equipment. Prior to then, Ms. Hahn was in private practice at Wilson Sonsini Goodrich & Rosati, P.C. Ms. Hahn holds a J.D. from Columbia Law School and a B.A. from the University of California, Berkeley.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

          We may not be able to return to profitability.

          We were not profitable in the fiscal year ended June 30, 2009 and some prior periods, and we had an accumulated deficit of $94.0 million as of June 30, 2009. If we are not able to grow our revenues or maintain our operating expenses at appropriate levels based on those revenues, we may not succeed in achieving or maintaining profitability in future periods. We also incur significant operating expenses and have recently announced that we plan to increase operating expenses in order to fund our growth. If our gross profit does not increase to offset these expected increases in operating expenses, our operating results will be negatively affected. You should not consider our historic annual revenue growth rates as indicative of our future growth particularly in light of the current economic environment. Accordingly we cannot assure you that we will be able to return to significant revenue growth or profitability in the future.

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

          Our success in expanding our customer base to larger enterprises will depend in part on our ability to expand our channel to partners that serve those larger enterprises. In addition, we rely on these entities to provide many of the installation, implementation and support services for our products. Accordingly, our success depends in large part on the effective performance of these channel partners. If a partner’s performance is ineffective, it may reflect badly upon ShoreTel or negatively impact our business. For example, if one of these resellers experiences a work stoppage due to a labor union dispute, installation of our phone systems could be delayed and our sales and reputation could suffer. By relying on channel partners, we may in some cases have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing enterprise customer requirements and respond to evolving enterprise customer needs. This difficulty could be more pronounced in international markets, where we expect that enterprise customers will purchase our systems from a channel partner that purchased through a distributor. Additionally, some of our channel partners are smaller companies that may not have the same financial resources as other of our larger channel partners, which exposes us to collections risks.

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

          We outsource the manufacturing of our products. Currently, we have arrangements for the production of our products with a contract manufacturer in California and a contract manufacturer located in China, and are in the process of qualifying another manufacturer in China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, financial viability, ownership of certain elements of electronic designs, the ongoing viability of those contract manufacturers, and reduced control over delivery schedules.

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

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing of recognition of revenue from sales to our customers;

•	the timing and success of new product introductions by us or our competitors;

•	changes in our or our competitors’ pricing policies or sales terms;

•	changes in the mix of our products and services sold during a particular period;

•	our ability to control costs, including third-party manufacturing costs and costs of components;

•	our ability to obtain sufficient supplies of components;

•	our ability to maintain sufficient production volumes for our products from our contract manufacturers;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment;

•	volatility and fluctuation in foreign currency exchange rates;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	changes in domestic and international regulatory environments affecting the internet and telecommunications industries;

•	our ability to successfully expand our international operations;

•	seasonality in our target markets;

•	general economic conditions or economic recession;

•	decline in interest rates on our investments; and

•	publicly-announced litigation, and the impact of such litigation on our operating results.

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

          The market for IP telecommunications and other telecommunications systems is extremely competitive. Our competitors include companies that offer IP systems, such as Cisco Systems, Inc. and that offer hybrid systems, such as Alcatel-Lucent, Avaya, Mitel Networks Corporation and Nortel Networks Corporation. In addition, we compete with much larger companies such as Microsoft in the unified communications market. Several of the companies that offer hybrid systems are beginning to also offer IP telecommunications systems. Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources. We could also face competition from new market entrants, whether from new ventures or from established companies moving in to the market. These competitors have various other advantages over us, including:

•	greater market presence, name recognition and brand reputation;

•	larger distribution channels;

•	a larger installed base of telecommunications and networking systems with enterprise customers;

•	larger and more geographically distributed services and support organizations and capabilities;

•	a broader offering of telecommunications and networking products, applications and services;

•	a more established international presence to address the needs of global enterprises;

•	larger patent and intellectual property portfolios;

•	longer operating histories;

•	a longer history of implementing large-scale telecommunications or networking systems;

•	more established relationships with industry participants, customers, suppliers, distributors and other technology companies; and

•	the ability to acquire technologies or consolidate with other companies in the industry to compete more effectively.

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

          The convergence of voice and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications market and offer products that compete with our systems, commonly referred to as Unified Communications. Competition from these potential market entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation has announced its unified communications product roadmap. This includes “Office Communicator 2007,” which Microsoft states allows end users to control communications, including voice over IP, through the Office Communicator application on their PC, which provides functionality that competes with our Personal Call Manager application. Microsoft has also introduced “Office Communications Server 2007,” a product that offers competing unified messaging capabilities. Microsoft has also developed an IP phone and has licensed the rights to produce such phones to third parties. Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this market.

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

          The market for enterprise IP telecommunications systems is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, enterprise IP telecommunications systems products and services are uncertain. We cannot assure you that enterprise telecommunications systems that operate on IP networks will become widespread. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to implement an IP telecommunications system that can require significant initial capital expenditures as compared to a hybrid system that might require a lower initial capital expenditure despite higher potential total expenditures over the long term. If the market for enterprise IP telecommunications systems fails to develop or develops more slowly than we anticipate, our products could fail to achieve market acceptance, which in turn could significantly harm our business. This growth may be inhibited by a number of factors, such as:

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

          We recently announced that we plan to further expand our operations, particularly in sales headcount, channel partnerships, and the number and size of enterprise customers implementing our systems. We will need to increase our operating expenses in order to fund this expansion. This growth will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend upon our ability to manage this growth effectively. If we do not increase our revenues commensurate to our increased spending, we will not be profitable. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in filling enterprise customer orders, declines in product quality or customer satisfaction, increases in costs, production and distribution difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Our sales cycle can be lengthy and unpredictable, which makes it difficult to forecast the amount of our sales and operating expenses in any particular period.

          The sales cycle for our products typically ranges from six to twelve months, or longer. Part of our strategy is to increasingly target our sales efforts on larger enterprises. Because the sales cycle for large enterprises is generally longer than for smaller enterprises, our sales cycle in the future may be even longer than it has been historically. As a result, we may have limited ability to forecast whether or in which period a sale will occur. The success of our product sales process is subject to many factors, some of which we have little or no control over, including:

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

          Although we anticipate that our current cash, cash equivalents and short-term investments on hand will be sufficient to meet our currently anticipated cash needs through fiscal 2010, if our cash and cash equivalents balances and any cash generated from operations and from our initial public offering are not sufficient to meet our future cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:

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

          We maintain an investment portfolio of various holdings and maturities. These securities are recorded on our consolidated balance sheets at fair value. This portfolio includes money market funds, bonds and commercial paper of various issuers. If the debt of these issuers is downgraded, the carrying value of these investments could be impaired. In addition, we could also face default risk from some of these issuers, which could also cause the carrying value to be impaired.

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

          Our success and ability to compete are substantially dependent upon our intellectual property. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, enterprise customers, strategic partners and others to protect our intellectual proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We currently have a small number of issued U.S. patents and a small number of patent applications pending in the U.S. and outside the U.S. We cannot assure you that any additional patents will be issued. Even if patents are issued, they may not adequately protect our intellectual property rights or our products against competitors, and third-parties may challenge the scope, validity and/or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

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

          There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, own or claim to own intellectual property relating to our industry and may have substantially larger and broader patent portfolios than we do. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. Third-parties have in the past sent us correspondence regarding their intellectual property and have filed litigation against us, and in the future we may receive claims that our products infringe or violate their intellectual property rights. In this regard, in 2007, Mitel Networks Corporation, one of our competitors, filed a lawsuit against us. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

          Litigation with respect to intellectual property rights in the telecommunications industries is not uncommon and can often involve patent holding companies who have little or no product revenue and against whom our own patents may provide little or no deterrence. We may also be obligated to indemnify our enterprise customers or business partners in connection with any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements. We may not be able to obtain these agreements on terms acceptable to us or at all. We may have to incur substantial cost in re-designing our products to avoid infringement claims. In addition, disputes regarding our intellectual property rights may deter distributors from selling our products and dissuade potential enterprise customers from purchasing such products. As such, third-party claims with respect to intellectual property may increase our cost of goods sold or reduce the sales of our products, and may have a material and adverse effect on our business.

We face certain litigation risks.

          We are a party to certain lawsuits. Litigation can be lengthy, time-consuming, expensive, and disruptive to normal business operations and may divert management time and resources. The results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, results of operations or financial condition. In addition, we may incur higher general and administrative expenses than we have in the past in order to defend and prosecute this litigation, which could adversely affects our operating results. For additional information regarding the material lawsuits in which we are involved, see Item 3 “Legal Proceedings.”

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

          Our stock has been publicly traded for a relatively short period of time, having first begun trading in July 2007. During that time our stock price has fluctuated significantly, from a low of approximately $3 per share to a high of approximately $18 per share. At times the stock price has changed very quickly. For example, in January 2008, our stock price dropped from approximately $13 per share to approximately $6 per share, and as a result, we were named in the lawsuits described in Item 3. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

          Currently, more than 50% of our outstanding shares are held by our venture capital investors. If these investors or any of our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. All of our outstanding shares are freely tradable without restriction or further registration under the federal securities laws, subject in some cases to the volume, manner of sale and other limitations under Rule

144. In addition, pursuant to our investor rights agreement, some of our early investors may require us to register their shares for public sale which could result in a substantial volume of shares being sold in a short period of time. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

          Our headquarters, which is located in Sunnyvale, California is a 63,781 square foot leased facility. We also occupy a 10,683 square foot leased facility in Austin, Texas, and other leased facilities located in Europe and in Australia.

          We maintain a shipping and warehouse facility in Fremont, California for our inventory and we rent space as needed at third-party warehouses. Our inventory is expected to be kept at our facility and at the third party facilities.

          We believe that our current facilities are suitable and adequate to meet our current needs, and we intend to add new facilities or expand existing facilities as we add employees. We believe that suitable additional or substitute space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3.	LEGAL PROCEEDINGS

          Information with respect to this item may be found in Note 12 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

Year Ending June 30, 2009	High	Low

First Quarter	$6.50	$3.87
Second Quarter	5.87	2.61
Third Quarter	5.18	3.63
Fourth Quarter	8.52	4.17

Year Ending June 30, 2008	High	Low

First Quarter (from July 3)	$16.50	$12.15
Second Quarter	18.32	13.25
Third Quarter	13.69	4.75
Fourth Quarter	5.64	4.42

          In the past, technology stocks have experienced high levels of volatility. The trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	economic conditions and trends in our industry;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	stock buy back programs; or

•	departures of key personnel.

          In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

          On September 2, 2009, the last reported sales price of our common stock on the Nasdaq Global Market was $6.01 per share.

Holders of Record

          As of September 2, 2009, there were 150 stockholders of record of our common stock, although we believe there are approximately 1,700 beneficial owners since many brokers and other institutions hold our common stock on behalf of stockholders.

Dividend Policy

          We have never declared or paid dividends on our common stock. We intend to retain any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

          None.

Use of Proceeds from Public Offering of Common Stock

          The effective date of the registration statement for our initial public offering was July 2, 2007. As of June 30, 2009, the proceeds from our initial public offering were primarily invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

Performance Graph

          The following graph shows the cumulative total stockholder return of an investment of $100 in cash on July 3, 2007, the date our common stock first started trading on the NASDAQ National Market through June 30, 2009, for (i) our common stock, (ii) the S&P 500 Index and (iii) the NASDAQ Telecommunications Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of ShoreTel, Inc. under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Equity Compensation Plan Information

          The following table summarizes information about our equity compensation plans as of June 30, 2009. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders(1)	7,765,000	$3.91	4,036,000
Equity compensation plans not approved by security holders	—	—	—

Total	7,765,000	$3.91	4,036,000

(1)

The number of securities remaining available for future issuance in column (c) includes 4,036,000 shares of common stock authorized and available for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”) and our 2007 Equity Incentive Plan (the “2007 Plan”). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to 1% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors and the number of shares authorized for issuance under the 2007 Plan is subject to an annual increase equal to 5% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of June 30, 2009.

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

	Year Ended June 30,

	2009	2008	2007	2006	2005

	(In thousands, except per share amounts)
Revenue:
Product	$109,555	$110,496	$87,095	$55,300	$31,970
Support and services	25,267	18,233	10,732	6,308	3,512

Total revenue	134,822	128,729	97,827	61,608	35,482
Cost of revenue:
Product(1)	38,142	37,451	29,751	21,855	13,961
Support and services(1)	10,965	9,994	6,837	5,425	2,907

Total cost of revenue	49,107	47,445	36,588	27,280	16,868

Gross profit	85,715	81,284	61,239	34,328	18,614
Operating expenses:
Research and development(1)	30,587	26,691	17,224	9,720	7,034
Sales and marketing(1)	44,306	37,780	26,126	15,699	10,050
General and administrative(1)	19,306	17,420	11,673	4,936	3,045
Litigation settlement	4,110	—	—	—	—

Total operating expenses	98,309	81,891	55,023	30,355	20,129

Operating income (loss)	(12,594)	(607)	6,216	3,973	(1,515)
Other income — net	1,141	4,101	273	248	124

Income (loss) before provision for income tax	(11,453)	3,494	6,489	4,221	(1,391)
Income tax provision	(343)	(861)	(408)	(219)	(11)

Net income (loss)	(11,796)	2,633	6,081	4,002	(1,402)
Accretion of preferred stock	—	—	(50)	(51)	(32)

	Year Ended June 30,

	2009	2008	2007	2006	2005

	(In thousands, except per share amounts)
Net income (loss) available to common stockholders	$(11,796)	$2,633	$6,031	$3,951	$(1,434)

Net income (loss) per common share available to common stockholders(2):
Basic	$(0.27)	$0.06	$0.70	$0.60	$(0.27)

Diluted	$(0.27)	$0.06	$0.17	$0.12	$(0.27)

Shares used in computing net income (loss) per share available to common stockholders:
Basic	43,714	42,413	8,565	6,609	5,352
Diluted	43,714	44,861	35,581	33,431	5,352

(1)	Includes stock-based compensation expense as follows:

	Year Ended June 30,

	2009	2008	2007	2006	2005

	(In thousands)
Cost of product revenue	$106	$59	$12	$—	$—
Cost of support and services revenue	716	503	99	16	—
Research and development	2,692	1,885	384	14	—
Sales and marketing	3,122	2,358	533	7	—
General and administrative	2,259	2,135	1,658	45	82

Total stock-based compensation expense	$8,895	$6,940	$2,686	$82	$82

(2)	See Note 5 to our consolidated financial statements for a description of the method used to compute basic and diluted net income (loss) per share available to common stockholders.

	As of June 30,

	2009	2008	2007	2006	2005

	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents and short-term investments	$107,666	$102,811	$17,326	$12,333	$5,373
Working capital	111,617	111,993	23,018	16,208	10,741
Total assets	155,624	147,797	53,034	30,885	20,960
Redeemable convertible preferred stock	—	—	56,341	56,332	56,281
Total stockholders’ equity (deficit)	113,772	113,213	(31,829)	(41,168)	(45,713)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.” We report results on a fiscal year ending June 30. For ease of reference within this section, 2009 refers to the fiscal year ended June 30, 2009, 2008 refers to the fiscal year ended June 30, 2008, and 2007 refers to the fiscal year ended June 30, 2007.

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

          We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including to small, medium and large companies and public institutions. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners has more than doubled since June 30, 2004 to over 700 as of June 30, 2009. Channel partners typically purchase our products directly from us. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

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

          We outsource the manufacturing of our products to contract manufacturers. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain a manufacturing operation. Our phone and switch products are manufactured by contract manufacturers located in California and in China. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement, final testing and assembly of our products. We work closely with our contract manufacturers to manage the cost of components, since our total manufacturing costs are directly tied to component costs. We regularly provide forecasts to our contract manufacturers, and we order products from our contract manufacturers based on our projected sales levels well in advance of receiving actual orders from our enterprise customers. We seek to maintain sufficient levels of finished goods inventory to meet our forecasted product sales with limited levels of inventory to compensate for unanticipated shifts in sales volume and product mix.

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

          We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. Most of our enterprise customers are located in the United States. Revenue from international sales has been less than 10% of our total revenue for 2009, 2008, and 2007, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

          We have experienced some growth despite the economic recession, with our total revenue growing to $134.8 million for 2009 from $128.7 million for 2008. This growth in revenue has largely been driven by increased revenue from support and services. Our operating expenses have increased significantly to $98.3 million for 2009 from $81.9 million for 2008. This increase in operating expenses is primarily a result of a 2009 litigation settlement, restructuring costs, increases in advertising and promotion expense, facilities expenses, and compensation expense. Compensation expense included increases in stock-based compensation and commissions and reflected higher headcount. We increased headcount from 365 at June 30, 2008 to 375 at June 30, 2009. We expect to continue to add personnel primarily in our sales and customer support areas.

Key Business Metrics

          We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

          Initial and repeat sales orders. Our goal is to attract a significant number of new enterprise customers and to encourage existing enterprise customers to purchase additional products and support. Many enterprise customers make an initial purchase and deploy additional sites at a later date, and also buy additional products and support as their businesses expand. As our installed enterprise customer base has grown we have experienced an increase in orders attributable to existing enterprise customers, which currently represents a significant portion of our total revenue. For fiscal year 2009 order volume from existing enterprise customers represented approximately 54% of total order volume, while in fiscal year 2007 and 2008 it has been approximately 50%.

          Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on service, support, specific commitments and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s transactions described above and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our renewal rate on post contractual support contracts was approximately 80% in fiscal year 2009.

Our deferred revenue balance at June 30, 2009 was $22.5 million, of which $15.3 million is expected to be recognized within one year.

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

          Gross margin for support and services is slightly lower than gross margin for products, and is impacted primarily by personnel costs and labor related expenses. The primary goal of our support and services function is to ensure a high level of customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we will be able to improve gross margin for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

          Operating expense management. Our operating expenses are comprised primarily of compensation and benefits for our employees and, therefore, the increase in operating expenses has been primarily related to increase in our headcount. In recent periods, litigation costs have also adversely affected our operating costs, although with the settlement of the Mitel litigation, we expect these costs to decrease substantially. We intend to expand our workforce to support our anticipated growth, and therefore our ability to forecast revenue is critical to managing our operating expenses.

Basis of Presentation

          Revenue. We derive our revenue from sales of our IP telecommunications systems and related support and services. Our typical system includes a combination of IP phones, switches and software applications. Channel partners buy our products directly from us. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction metrics, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue has accounted for 81%, 86%, and 89% of our total revenue for 2009, 2008 and 2007, respectively.

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

          Cost of revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of product sold. Cost of support and services revenue consists of salary and related overhead costs of personnel engaged in support and services.

     Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We capitalize software development costs incurred from determination of technological feasibility through general release of the product to customers. Research and development capitalized and shown under other assets was $0.5 million, $0 and $0 in fiscal 2009, 2008, and 2007, respectively.

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

          Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, advertising, trade shows, demo equipment, professional services fees and facilities expenses. We plan to continue to invest in development of our distribution channel by increasing the size of our field sales force and the number of our channel partners to enable us to expand into new geographies, including Europe and Asia Pacific, and further increase our sales to large enterprises. In conjunction with channel growth, we plan to increase the investment in our training and support of channel partners to enable them to more effectively sell our products. We also plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category.

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

          Other income (expense). Other income (expense) primarily consists of interest earned on cash and short-term investments and other miscellaneous income (expenses).

          Income tax provision. Income tax provision includes federal, state and foreign tax on our income. From inception through 2005, we accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carry-forwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

          We believe we have had multiple ownership changes, as defined under Section 382 of the Internal Revenue Code, due to significant stock transactions in previous years, which limits the realization of our net operating losses and tax credit carryforwards under Sections 382 and 383 of the Internal Revenue Code in future periods. Based on our final analysis performed in 2008, we believe the provisions of Section 382 results in the forfeiture of significant amount of federal and California net operating loss carry-forward and research and development tax credit carry-forwards.

          Results of Operations

          The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,

	2009	2008	2007

Revenue:
Product	81%	86%	89%
Support and services	19%	14%	11%

Total revenue	100%	100%	100%
Cost of revenue:
Product	28%	29%	30%
Support and services	8%	8%	7%

Total cost of revenue	36%	37%	37%

Gross profit	64%	63%	63%
Operating expenses:
Research and development	23%	21%	18%
Sales and marketing	33%	29%	27%
General and administrative	14%	13%	12%
Litigation settlement	3%	—	—

Total operating expenses	73%	63%	57%

Operating income (loss)	(9)%	—	6%
Other income, net	1%	3%	—

Income (loss) before provision for income tax	(8)%	3%	6%
Provision for income taxes	(1)%	(1)%	—

Net income (loss)	(9)%	2%	6%

          Fiscal 2009 compared to Fiscal 2008

          Revenue.

	Year ended
			Change
	June 30,	June 30,
	2009	2008	$	%

	(in thousands, except percentages)
Revenue	$134,822	$128,729	$6,093	5%

          The increase was primarily attributable to increased support and services revenue. Support and services revenue was $25.3 million in 2009, an increase of $7.1 million, or 39%, from $18.2 million in 2008, as a result of a $5.5 million increase in revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals, a $0.7 million increase in installations revenue and a $0.6 million increase in training services revenue. Product revenue declined marginally to $109.6 million in 2009 from $110.5 million in 2008 due to a decrease in revenue from ShoreGear switches, IP phones and software licenses, all of which had slight decline in average selling prices, partially offset by higher volumes. The average selling price decline was primarily driven by increased discounting due to the world wide economic recession that reduced the level of IT capital spending at enterprises and specifically impacted the IP Telephony market which has declined significantly in the last year.

          Gross margin.

	Year ended
			Change
	June 30,	June 30,
	2009	2008	$	%

	(in thousands, except percentages)
Cost of revenue	$49,107	$47,445	$1,662	4%
Gross profit	$85,715	$81,284	$4,431	5%
Gross margin	63.6%	63.1%	n/a	1%

          The increase in gross margin was attributable to an increase in support and services gross margin from 45% in 2008 to 57% in 2009. This increase was partially offset by a decline in product gross margin from 66% in 2008 to 65% in 2009 due to a decline in average selling price of our ShoreGear Switches of 10% and a decline in our IP Phones of 2%. Support and services gross margin increased due to support and services revenue increasing by 39% and service costs only increasing by 10%, compared to the same period in 2008. The service costs increase was limited to 10% as the Company deployed employee resources to a lower cost region outside of our California headquarters office. Compensation for support and services employees, the largest category of support and service costs, increased 16% in 2009, primarily due to an increase in stock-based compensation and an increase in headcount from 52 employees at June 30, 2008 to 55 employees at June 30, 2009.

          Operating expenses.

	Year ended
			Change
	June 30,	June 30,
	2009	2008	$	%

	(in thousands, except percentages)
Operating expenses:
Research and development	$30,587	$26,691	$3,896	15%
Sales and marketing	$44,306	$37,780	$6,526	17%
General and administrative	$19,306	$17,420	$1,886	11%
Litigation settlement	$4,110	$—	$4,110	n/a

          Research and development. These expenses represented 23% and 21% of total revenue in 2009 and 2008, respectively. Compensation, including stock-based compensation, for research and development employees accounted for $4.1 million of the increase, primarily as a result of increased headcount during the year. The increase in research and development expenses also included $0.2 million each in legal expenses associated with trademark & patent costs and in depreciation, $0.5 million in facilities, $0.3 million corporate bonus and $0.1 million each in travel and software expenses. These increases were primarily offset by a decrease of $1.1 million in non-recurring engineering expenses, and decreases of $0.3 million each in issued equipment expenses related to usage in beta programs and in consulting and professional services.

          Sales and marketing. These expenses represented 33% and 29% of total revenue in 2009 and 2008, respectively. Compensation, including stock-based compensation for sales and marketing employees represented $4.7 million of the increase. The increase in sales and marketing compensation included increases of $0.8 million in stock-based compensation, $1.5 million in commissions and $2.4 million due to increased headcount during the year. Additional increase in sales and marketing expenses included increases of $0.2 million each in restructuring expenses, consulting expenses, facilities expenses, and in travel expenses, and $1.1 million in promotional expenses.

          General and administrative. These expenses represented 14% and 13% of total revenue in 2009 and 2008, respectively. Compensation for general and administrative employees, including stock-based compensation, accounted for $0.5 million of the increase. Additional increases in general and administrative expenses included $0.8 million in the provision for doubtful accounts, $0.1 million each in depreciation expense, employee relations expenses, equipment expenses and restructuring expenses, $0.3 million in sales tax expense and $0.2 million each in telecom and in legal expenses. These increases were partially offset by a decrease of $0.3 million in facilities expenses and $0.2 million in corporate bonus expense.

          Litigation Settlement. We recorded a charge of $4.1 million as a result of the agreement to settle our litigation with Mitel in April 2009.

          Other income

	Year ended
			Change
	June 30,	June 30,
	2009	2008	$	%

	(in thousands, except percentages)
Other Income, net	$1,141	$4,101	$(2,960)	(72)%

          Other income. Other income is primarily composed of interest earned on our cash and cash equivalents and short-term investments and foreign currency translation gains and losses. The decrease in other income is primarily attributable to reduced interest rates earned on relatively stable cash and investment balances. Interest income decreased $2.8 million, or 66%, from 2008 to 2009 due to substantially lower interest rates. In addition, foreign currency translation losses increased $0.2 million in 2009 compared to 2008.

          Income tax provision.

	Year ended
			Change
	June 30,	June 30,
	2009	2008	$	%

	(in thousands, except percentages)
Tax provision	$343	$861	$(518)	(60)%

          Income tax provision. The income tax provision was $0.3 million in 2009, a decrease of $0.6 million, from approximately $0.9 million in 2008. We incurred a loss before provision for income tax in 2009; however, due to differences related to book vs. tax, we generated taxable income in 2009 and accordingly, we recorded an income tax provision in 2009. We were profitable in 2008 and had an effective tax rate of approximately 24.6% as a result of utilizing portions of the deferred tax asset and reducing the related valuation allowance.

Fiscal 2008 compared to Fiscal 2007

          Revenue.

	Year ended
			Change
	June 30,	June 30,
	2008	2007	$	%

	(in thousands, except percentages)
Revenue	$128,729	$97,827	$30,902	32%

          The revenue growth in 2008 was primarily attributable to increased sales of our products and services. Product revenue was $110.5 million in 2008, an increase of $23.4 million, or 27%, from $87.1 million in 2007. Support and services revenue was $18.2 million in 2008, an increase of $7.5 million, or 70%, from $10.7 million in 2007, as a result of increased revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training services and installations.

          Gross margin.

	Year ended
			Change
	June 30,	June 30,
	2008	2007	$	%

	(in thousands, except percentages)
Cost of revenue	$47,445	$36,588	$10,857	30%
Gross profit	$81,284	$61,239	$20,045	33%
Gross margin	63.1%	62.6%	n/a	1%

          In 2008, the increase in total gross margin was attributable to support and services gross margin of 45% compared to 36% in 2007. Support and services gross margin increased due to support and services revenue increasing by 70% and service costs only increasing 46%, compared to the same period in 2007. Compensation for support and services employees, the largest category of support and service costs, increased 33% in 2008, as headcount increased from 42 employees at June 30, 2007 to 52 employees at June 30, 2008. The product gross margin remained at 66% in 2008 and 2007.

          Operating expenses.

	Year ended
			Change
	June 30,	June 30,
	2008	2007	$	%

	(in thousands, except percentages)
Research and development	$26,691	$17,224	$9,467	55%
Sales and marketing	$37,780	$26,126	$11,654	45%
General and administrative	$17,420	$11,673	$5,747	49%

          Research and development. These expenses represented 21% and 18% of total revenue in 2008 and 2007, respectively. Compensation, including stock-based compensation, for research and development employees accounted for $6.3 million of the increase, primarily as a result of an increase in headcount to 125 employees at June 30, 2008, from 102 employees at June 30, 2007. Additional increases research and development expenses included $1.6 million in outside engineering charges, $0.8 million in facilities costs and $0.3 million in consulting and professional services.

          Sales and marketing. These expenses represented 29% and 27% of total revenue in 2008 and 2007, respectively. Compensation, including stock-based compensation for sales and marketing employees represented $7.9 million of the increase, primarily as a result of an increase in headcount, to 127 employees at June 30, 2008 from 94 employees at June 30, 2007. Additional increases in sales and marketing expenses included $1.0 million in travel and entertainment, $0.4 million in consulting and temporary labor costs, $0.2 million each in trade shows, marketing cooperative advertising, and in depreciation expense and $0.3 million each in public relations, issued equipment and facilities expenses.

          General and administrative. These expenses represented 13% and 12% of total revenue in 2008 and 2007, respectively. Compensation for general and administrative employees, including stock-based compensation, accounted for $3.3 million of the increase, primarily as a result of an increase in headcount, to 42 employees at June 30, 2008 from 33 employees at June 30, 2007. Increases in general and administrative expenses included $1.5 million in legal expenses including litigation expenses, $0.8 million in office rent expense, $0.4 million in insurance, and $0.3 million in depreciation. These increases were partially offset by decreases of $0.4 million in recruiting costs and $0.1 million in software license and maintenance fees.

          Other income (expense).

	Year ended
			Change
	June 30,	June 30,
	2008	2007	$	%

	(in thousands, except percentages)
Other Income, net	$4,101	$273	$3,828	1402%

          Other income (expense). The increase is primarily attributable to increase in interest income by $3.3 million on account of higher cash and investment balances in 2008 as compared to 2007. Additionally, in 2007 there were expenses of $0.5 million associated with an increase in fair value of preferred stock warrants that were converted in connection with our initial public offering that were partially offset against other income.

          Income tax provision.

	Year ended
			Change
	June 30,	June 30,
	2008	2007	$	%

	(in thousands, except percentages)
Tax provision	$861	$408	$453	111%

          Income tax provision. The income tax provision was $0.9 million in 2008, an increase of $0.5 million, from $0.4 million in 2007, primarily due to an increase in our effective tax rate from 6.3% to 24.6%.

Liquidity and Capital Resources

     Cash and Cash Equivalents and Investments.

          The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	Year ended June 30,

	2009	2008	2007

Cash and cash equivalents	$73,819	$68,672	$17,326
Short-term investments	33,847	34,139	—

Total	$107,666	$102,811	$17,326

          As of June 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $107.7 million and net accounts receivable of $21.5 million.

          Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

          We believe that our $107.7 million of cash and cash equivalents and short-term investments at June 30, 2009, together with cash flows from our operations will be sufficient to fund our operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

          The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended June 30,

	2009	2008	2007

	(In thousands)
Cash provided by operating activities	$7,447	$8,153	$7,910
Cash used in investing activities	$(5,494)	$(36,519)	$(2,224)
Cash provided by (used in) financing activities	$3,194	$79,712	$(693)

     Cash flows from operating activities

          Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in areas such as research and development, sales and marketing and administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them within 30-60 days. We extend credit to our channel partners and typically collect in 30 to 60 days, although these time periods can vary and can be longer.

          Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $7.4 million for 2009 as compared to cash provided by operations of $8.2 million for 2008 and $7.9 million for 2007. The decline in cash provided by operations in fiscal year 2009 compared to fiscal year 2008 resulted primarily from our net loss of $11.8 million, offset by noncash adjustments. Noncash adjustments were higher in 2009 compared to 2008, including stock-based compensation expense, which was higher in 2009 by $2.0 million. Noncash adjustments included $8.9 in stock-based compensation, $1.1 million in provision for doubtful accounts, $0.2 million loss on disposal of property and equipment and $2.0 million in depreciation expense. These were partially offset by $0.2 million in excess tax benefits from stock options exercised. In addition, the period-to-period change in cash flows relating to operating activities is composed of increases in deferred revenue of $3.8 million, primarily due to the deferral of revenue from sales of post contractual support contracts exceeding the revenue recognized from post contractual support contracts, and increases in accrued liabilities and other of $2.3 million and in accounts payable of $1.8 million, decreases in prepaid expenses and other current assets of $0.5 million, and inventory of $0.2 million. These sources of cash were partially offset by uses of cash associated with an increase in accounts receivable of $0.6 million due to increased sales in 2009 compared to 2008.

          Net cash provided by operating activities in 2008 partly consisted of net income of $2.6 million. Noncash adjustments were higher in 2008 compared to 2007, including stock-based compensation expense, which was higher in 2008 by $4.3 million. This was partially offset by a higher deferred tax benefit of $1.7 million in 2008. In addition, the period-to-period change in cash flows relating to operating activities was also affected by an increase in deferred revenue of $4.7 million, primarily due to the deferral of revenue from sales of post contractual support contracts exceeding the revenue recognized from post contractual support contracts, and an increase in accrued liabilities and other of $2.3 million, accrued employee compensation of $1.8 million, primarily attributable to increased headcount. These sources of cash were partially offset by uses of cash associated with an increase in accounts receivable of $2.7 million due to increased sales in 2008 compared to 2007, an increase in inventories of $5.0 million primarily due to business growth and an increase in other assets of $1.9 million.

          Net cash provided by operating activities in 2007 primarily consisted of net income of $6.1 million, stock-based compensation expense of $2.7 million, depreciation and amortization expense of $1.0 million, increase in fair value of the preferred stock warrants by $0.5 million. This was partially off-set by a decrease of $2.4 million related to net changes in assets and liabilities. Of this $2.4 million decrease, the primary sources of cash out-flow were increases to accounts receivable of $8.2 million, inventories of $2.4 million and prepaid and other current assets of $2.5 million which was partially off-set by increased deferred revenue relating to support contracts of $7.4 million and increased accounts payable of $2.0 million.

     Cash flows from investing activities

          We have classified our investment portfolio as “available for sale” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact to our overall liquidity.

          Net cash used in investing activities was $5.5 million, $36.5 million, and $2.2 million in 2009, 2008 and 2007, respectively. Net cash used in investing activities in 2009 was primarily related to $4.1 million used to purchase technology licenses and patents and $1.8 million used to purchase property and equipment. This was partially offset by sale/maturities of investments made in U.S. government sponsored securities and corporate bonds and commercial paper. Net cash used in investing activities in 2008 was primarily related to investments made in U.S. government sponsored securities and corporate bonds and commercial paper and in 2007 was primarily for capital expenditures related to manufacturing tooling for the production of our hardware products, computer equipment for our research and development lab and to support our growth in headcount. Our requirements for additional capital expenditures are subject to change depending upon several factors, including our needs based on our changing business and industry and market conditions.

     Cash flows from financing activities

          Net cash provided by (used in) financing activities was $3.2 million, $79.7 million and $(0.7) million, in 2009, 2008 and 2007, respectively. In 2009, we generated proceeds of $3.0 million from the sale of employee stock purchase plan shares and the exercise of common stock options and $0.2 million from tax benefit of stock options exercised. In 2008, we generated proceeds of $78.6 million from our initial public offering including payment of other offering costs, $0.9 million from exercise of common stock options and received tax benefit of stock options exercised of $0.3 million. In 2007, we incurred $1.3 million of costs related to our initial public offering and generated $0.6 million of net proceeds from the exercise of common stock options.

Contractual Obligations

          The following is a summary of our contractual obligations as of June 30, 2009:

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating lease obligations (1)	$6,390	$1,151	$2,678	$2,281	$280
Non-cancellable purchase commitments for finished goods	16,161	16,161	—	—	—
Purchase commitments for software license use	5,049	2,355	2,194	500	—

Total	$27,600	$19,667	$4,872	$2,781	$280

          (1) On July 16, 2009, the Company entered into an amendment of the lease for its corporate headquarters. The existing lease was scheduled to expire on October 31, 2009 and the amendment extends the term of the existing lease to September 30, 2014. The Company has included incremental obligation of $4.8 million to the total lease commitment arising from the amendment as a component of the operating lease obligations in the contractual obligations summary above.

          (2) Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”). As of June 30, 2009, the Company’s total amount of unrecognized tax benefit was approximately $1.5 million of which none, if recognized, would impact the effective tax rate as the Company has a valuation allowance on its carryforward attributes. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

Off-Balance Sheet Arrangements

          We do not have any material off-balance sheet arrangements (Other than those disclosed above within “Contractual Obligations”) nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

          Post-Contractual Support. Our support and services revenue is primarily derived from post-contractual support. We account for post-contractual support revenue based on SOP 97-2, which states that if an arrangement includes multiple elements, the fee should be allocated to the various elements based on VSOE of fair value, regardless of any separate prices stated within the contract for each element. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for support through prior renewals of post-contractual support contracts, which establishes a price which is based on a standalone sale. To determine the fair value of the price charged, we analyze both the selling prices when elements are sold separately as well as the concentrations of those prices. We believe those concentrations have been sufficient to enable us to establish VSOE of fair value for the post-contract support revenues.

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

	Year Ended

			June 30, 2007

	June 30, 2009	June 30, 2008	Class One	Class Two

Expected life from grant date of option	4.58-6.46 years	6.08 years	6.08 years	4.0 years
Risk-free interest rate	1.76-3.11%	2.42-4.50%	4.6-4.8%	4.6-4.8%
Expected volatility	58-59%	62%	71%	55%
Expected dividend yield	0%	0%	0%	0%

          We estimated the grant date fair value of stock purchase rights granted for ESPP under the provisions of SFAS 123(R) using the Black-Scholes option valuation model with the following assumptions:

Year Ended

	June 30, 2009	June 30, 2008	June 30, 2007

Expected life from grant date of ESPP	0.50 years	0.50 years	—
Risk-free interest rate	0.31-1.81%	2.03-2.49%	—
Expected volatility	92-138%	47-136%	—
Expected dividend yield	0%	0%	—

          During 2009, we recorded non-cash stock-based compensation expense of $8.9 million under SFAS 123(R). In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. Our estimated forfeiture rate in the year ended June 30, 2009 was 11.6%. At June 30, 2009, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $24.0 million, net of estimated forfeitures of $7.5 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately three years.

     Inventory Valuation

          Inventories consist principally of finished goods and are stated at the lower of cost or market value, with cost being determined under a standard cost method that approximates first-in, first out. A small portion of our inventory also relates to evaluation units located at enterprise customer locations and service inventory. Inventory valuation reserves are established to reduce the carrying amounts of our inventories to their net estimated realizable values. Inventory valuation reserves are based on historical usage, expected demand and, with respect to evaluation units, conversion rate and age. Inherent in our estimates of market value in determining inventory valuation reserves are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory valuation reserves could be required and would be reflected in cost of product revenue in the period in which the reserves are taken. Inventory valuation reserves were $0.6 million and $0.3 million as of June 30, 2009 and 2008, respectively. Once a reserve is established, it is maintained until the unit to which it relates is sold or scrapped.

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

          The total valuation allowance increased by approximately $6.2 million in 2009 and was primarily related to the increase in the R&D credit and stock-based compensation and other timing differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred taxes and projected income from operating activities. As of June 30, 2009, management does not believe it is more likely than not that $11.6 million of the $13.3 million net deferred tax assets relating to U.S. federal and state operations are realizable. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in the future period. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

Recent Accounting Pronouncements

          Refer to Note 1 of Notes to Consolidated Financial Statements in this Form 10-K for a discussion of the expected impact of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

          We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward exchange contracts outstanding as of June 30, 2009.

          In addition, we currently hold our investment portfolio in accounts with three financial firms. While we do not invest our cash in obligations of these firms, if these firms were to experience financial or other regulatory difficulties, it might be difficult for us to access our investments in a timely manner. In 2008, we held our investment portfolios with two financial firms. In an effort to minimize risks of holding our investment portfolio with two financial firms, we moved a portion of our investment portfolio to a third financial firm, in 2009.

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

          The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $33.8 million at June 30, 2009. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points (BPS).

	Decrease in interest rates			Increase in interest rates

(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total Fair Market Value	$34,314	$34,080	$33,964	$33,731	$33,614	$33,381
Percent Change in Fair Value	1.38%	0.69%	0.34%	(0.34)%	(0.69)%	(1.38)%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHORETEL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

          We have audited the accompanying consolidated balance sheets of ShoreTel, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoreTel, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 1 to the consolidated financial statements, on July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California
September 10, 2009

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share amounts)

	June 30,

	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,819	$68,672
Short-term investments	33,847	34,139
Accounts receivable, net of allowances of $1,330 and $414 as of June 30, 2009 and June 30, 2008, respectively	21,454	21,909
Inventories	11,805	12,008
Prepaid expenses and other current assets	3,110	5,063

Total current assets	144,035	141,791
PROPERTY AND EQUIPMENT — Net	3,475	3,649
OTHER ASSETS	8,114	2,357

TOTAL	$155,624	$147,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,774	$5,952
Accrued liabilities and other	4,494	4,420
Accrued employee compensation	4,895	5,547
Deferred revenue	15,255	13,879

Total current liabilities	32,418	29,798
LONG-TERM LIABILITIES:
Long-term deferred revenue	7,236	4,786
Other long-term liabilities	2,198	—

Total liabilities	41,852	34,584

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 44,362 and 43,341 shares as of June 30, 2009 and June 30, 2008, respectively	207,651	195,596
Deferred compensation	(54)	(142)
Accumulated other comprehensive income (loss)	136	(76)
Accumulated deficit	(93,961)	(82,165)

Total stockholders’ equity	113,772	113,213

TOTAL	$155,624	$147,797

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2009	2008	2007

	(Amounts in thousands, except per share amounts)
REVENUE:
Product	$109,555	$110,496	$87,095
Support and services	25,267	18,233	10,732

Total revenue	134,822	128,729	97,827
COST OF REVENUE:
Product	38,142	37,451	29,751
Support and services	10,965	9,994	6,837

Total cost of revenue	49,107	47,445	36,588
GROSS PROFIT	85,715	81,284	61,239
OPERATING EXPENSES:
Research and development	30,587	26,691	17,224
Sales and marketing	44,306	37,780	26,126
General and administrative	19,306	17,420	11,673
Litigation settlement	4,110	—	—

Total operating expenses	98,309	81,891	55,023

INCOME (LOSS) FROM OPERATIONS	(12,594)	(607)	6,216
OTHER INCOME (EXPENSE):
Interest income	1,399	4,141	803
Change in fair value of warrants	—	—	(508)
Other	(258)	(40)	(22)

Total other income	1,141	4,101	273

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(11,453)	3,494	6,489
PROVISION FOR INCOME TAXES	(343)	(861)	(408)

NET INCOME (LOSS)	(11,796)	2,633	6,081
ACCRETION OF PREFERRED STOCK	—	—	(50)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(11,796)	$2,633	$6,031

Net income per common share available to common stockholders:
Basic	$(0.27)	$0.06	$0.70

Diluted	$(0.27)	$0.06	$0.17

Weighted average shares used in computing net income (loss) per share available to common stockholders:
Basic	43,714	42,413	8,565
Diluted	43,714	44,861	35,581

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Redeemable Convertible Preferred Stock		Common Stock and Additional Paid-In-Capital		Deferred Stock Compensation	Note Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

			(Amounts in thousands)
BALANCE — July 1, 2006	23,316	$56,332	9,289	$50,277	$(335)	$(231)	$—	$(90,879)	$(41,168)
Accretion of preferred stock		50		(50)					(50)
Exercise of common stock options			901	573					573
Stock-based compensation expense				2,588	98				2,686
Repayment of note receivable from shareholder						12			12
Vesting of accrued early exercised stock options				228					228
Warrants reclassified to liabilities		(41)
Surrender of common stock for settlement of notes receivable (Note 4)			(58)	(410)		219			(191)

Net income and comprehensive income								6,081	6,081

BALANCE — June 30, 2007	23,316	56,341	10,132	53,206	(237)	—	—	(84,798)	(31,829)
Proceeds from initial public offering, net of offering costs			9,085	77,328					77,328
Preferred stock warrants converted to common stock warrants				549					549
Conversion of preferred stock to common stock	(23,316)	(56,341)	23,316	56,341					56,341
Exercise of warrants			61
Common stock issued under stock-based compensation plans			747	857					857
Stock-based compensation expense				6,845	95				6,940
Vesting of accrued early exercised stock options				220					220
Income tax benefit related to stock option exercises				250					250
Components of comprehensive income:
Unrealized loss on short-term investments							(76)		(76)
Net income								2,633	2,633

Comprehensive income									2,557

BALANCE — June 30, 2008	—	$—	43,341	$195,596	$(142)	$—	$(76)	$(82,165)	$113,213
Common stock issued under stock-based compensation plans			1,021	3,004					3,004
Stock-based compensation expense				8,807	88				8,895
Vesting of accrued early exercised stock options				54					54
Income tax benefit related to stock option exercises				190					190
Components of comprehensive income:
Unrealized gain on short-term investments							212		212
Net loss								(11,796)	(11,796)

Comprehensive loss									(11,584)

BALANCE — June 30, 2009	—	$—	44,362	$207,651	$(54)	$—	$136	$(93,961)	113,772

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2009	2008	2007

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,796)	$2,633	$6,081
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,965	1,606	956
Amortization/Accretion of premium/discount on investments	27	(198)	—
Stock compensation expense	8,895	6,940	2,686
Excess tax benefit from stock options exercised	(190)	(250)	—
Loss on disposal of property and equipment	191	270	38
Increase in fair value of warrants	—	—	508
Deferred tax benefit	—	(1,748)	—
Recovery from settlement of note receivable	—	—	(191)
Provision for doubtful accounts receivable	1,066	245	238
Changes in assets and liabilities:
Accounts receivable	(611)	(2,743)	(8,170)
Inventories	203	(4,951)	(2,401)
Prepaid expenses and other current assets	480	57	(2,520)
Other assets	(85)	(1,880)	(55)
Accounts payable	1,796	(586)	2,034
Accrued liabilities and other	2,332	2,283	463
Accrued employee compensation	(652)	1,761	864
Deferred revenue	3,826	4,714	7,379

Net cash provided by operating activities	7,447	8,153	7,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,842)	(2,407)	(2,106)
Purchase of investments	(35,087)	(51,267)	—
Proceeds from sale/maturities of investments	35,558	17,250	—
Purchase of software licenses and others	(4,123)	—	—
Long-term deposit on operating facility	—	(95)	(118)

Net cash used in investing activities	(5,494)	(36,519)	(2,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, received net of underwriting discounts	—	80,265	—
Initial public offering costs	—	(1,660)	(1,277)
Repayment of capital leases	—	—	(1)
Proceeds from issuance of common stock	3,004	857	573
Repayment of shareholder notes issued in connection with stock option exercises	—	—	12
Excess tax benefit from stock options exercised	190	250	—

Net cash provided by (used in) financing activities	3,194	79,712	(693)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,147	51,346	4,993
CASH AND CASH EQUIVALENTS — Beginning of the year	68,672	17,326	12,333

CASH AND CASH EQUIVALENTS — End of the year	$73,819	$68,672	$17,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,196	$1,398	$697

NONCASH FINANCING AND INVESTING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$56,341	$—
Reclassification of initial public offering costs from other assets to common stock	$—	$2,752	$—
Reclassification of preferred stock warrant liability to common stock	$—	$549	$—
Accretion of preferred stock	$—	$—	$50
Surrender of common stock for settlement of notes receivable	$—	$—	$536
Unpaid portion of property and equipment purchases included in period-end accounts payable	$196	$185	$265
Deferred initial public offering costs included in period-end accounts payable and accrued liabilities	$—	$—	$1,476
Warrants reclassified to liabilities	$—	$—	$41
Vesting of accrued early exercised stock options	$54	$220	$228
Unpaid portion of purchases of other assets included in period-end accounts payable and accrued liabilities	$215	$200	$—

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

          Fiscal Year End — The Company operates on a fiscal year ending June 30.

          Subsequent Event — The Company has evaluated events and transactions subsequent to June 30, 2009 through September 10, 2009, the date of issuance of Consolidated Financial Statements. During the period from July 1, 2009 to September 10, 2009, the Company did not have any material subsequent events.

          Consolidation — The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries located in Germany, the United Kingdom and Australia. All transactions and balances between the parent and the subsidiaries have been eliminated in consolidation. The functional currency of the subsidiaries is the U.S. dollar. Functional currency monetary assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income (expenses), net.

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

          Certain Significant Risks and Uncertainties — The Company participates in a dynamic high-technology industry. Changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: reliance on sole-source suppliers; general economic conditions; advances and trends in new technologies; competitive pressures; changes in the overall demand for its future products; acceptance of the Company’s products; litigation or claims against the Company based on intellectual property, patent, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

          Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalent, short-term investments and accounts receivable. As of June 30, 2009, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from the customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2009 and 2008, no enterprise customer or channel partner comprised more than 10% of total accounts receivable.

          Fair Value of Financial Instruments The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The fair values of short-term investments are determined using quoted market prices for those securities or similar financial instruments.

          Dependence on Suppliers — The Company depends in part upon contractors to manufacture, assemble, and deliver items in a timely and satisfactory manner. The Company obtains certain components and subsystems from a single or a limited number of sources. A significant interruption in the delivery of such items or the demise of a supplier could have a material adverse effect on the Company’s operations.

          Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

          Investments — The Company’s short-term investments are comprised of U.S. Government agency securities, corporate notes and commercial paper. These investments are held in the custody of three major financial institutions. The specific identification method is used to determine the cost basis of fixed income securities disposed of. At June 30, 2009 and 2008, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

          The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,

	2009	2008	2007

Allowance for doubtful accounts — beginning	$414	$320	$378
Current period provision	1,066	245	238
Write-offs charged to allowance (net of recoveries)	(150)	(151)	(296)

Allowance for doubtful accounts — ending	$1,330	$414	$320

          Inventories — Inventories, which consist principally of raw materials, finished goods and inventory in process/transit, are stated at the lower of cost or market, with cost being determined under a standard cost method that approximates first-in, first-out.

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

          The Company has arrangements with resellers of their products to reimburse the resellers for cooperative marketing costs meeting specified criteria. The reimbursements are limited to 50% of the actual costs charged to the channel partners by third-party vendors for advertising, trade show activities and other related sales and marketing activities for which the Company receives an identifiable benefit (goods and services that the Company could have purchased directly from third-party vendors), subject to a limit of the total cooperative marketing allowance earned by each channel partner. In accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), the Company records the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations.

          Post-Contractual Support. The Company’s support and service revenues are primarily derived from post-contractual support. The Company accounts for post-contractual support revenues based on SOP 97-2, which states that “If an arrangement includes multiple elements, the fee should be allocated to the various elements based on vendor-specific objective evidence of fair value, regardless of any separate prices stated within the contract for each element”. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support through prior renewals of post-contractual support from existing customers, which establishes a price based on a stand alone sale. To determine the fair value of the price charged, we analyze both the selling prices when elements are sold separately as well as the concentrations of those prices. We believe those concentrations have been sufficient to enable us to establish VSOE of fair value for the post-contract support revenues.

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

          If VSOE of fair value does not exist for installation, training or commitments to provide specified upgrades, services or additional products to customers in the future, as has been the case from time to time in the past, the Company defers all revenue from the arrangement until the earlier of the point at which VSOE of fair value does exist or all such elements from the arrangement have been delivered.

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

          The change in accrued warranty expense is summarized as follows (in thousands):

	June 30,

	2009	2008	2007

Accrued warranty balance — beginning	$239	$167	$206
Current period accrual	292	313	512
Warranty expenditures charged to accrual	(270)	(241)	(416)
Adjustment to estimate	—	—	(135)

Accrued warranty balance — ending	$261	$239	$167

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

          The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2009, 2008, and 2007 (in thousands):

	Year Ended June 30,

	2009	2008	2007

Cost of product revenue	$106	$59	$12
Cost of support and services revenue	716	503	99
Research and development	2,692	1,885	384
Sales and marketing	3,122	2,358	533
General and administrative	2,259	2,135	1,658

Total stock-based compensation expense	$8,895	$6,940	$2,686

          The income tax benefit associated with stock-based compensation expense for the year ended June 30, 2009 and June 30, 2008 was $0.2 million and $1.4 million, respectively. The income tax benefit for year ended June 30, 2007 was not significant.

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

          Comprehensive income (loss) Comprehensive income (loss) is defined as the change in equity during a period from nonowner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which is a separate component of stockholders’ equity. Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities. Other comprehensive income (loss) for fiscal years 2009, 2008 and 2007 has been disclosed within the consolidated statement of stockholders’ equity and comprehensive income.

          Recent Accounting Pronouncements —In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS 162 (SFAS No. 168), establishing codification, which integrates and categorizes all guidance by standard setters within levels A through D of the previous GAAP hierarchy. SFAS No. 168 will replace all existing GAAP for non-governmental entities and will establish a new hierarchy of GAAP, both authoritative and non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company beginning in the first quarter of its fiscal year 2010. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which updates previous guidance under GAAP by replacing “type 1” and “type 2” with “recognized” and “unrecognized,” and requires disclosure in financial statements of the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company beginning in the fourth quarter of its fiscal year 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated results of operations and financial condition.

          In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, Fair Value Measurements (FSP No. 157-4), which supersedes FSP SFAS 157-3 and provides additional guidance on estimating fair value when volume and level of transaction activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the fourth quarter of its fiscal year 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s consolidated results of operations and financial condition.

          In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities , for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP 115-2/124-2 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

2. BALANCE SHEET COMPONENTS

          Balance sheet components consisted of the following:

	As of June 30,

	2009	2008

	(Amounts in thousands)
Inventories:
Raw materials	$398	$—
Inventory in process/transit	962	253
Finished goods	10,445	11,755

Total inventories	$11,805	$12,008

Prepaid expenses and other current assets:
Prepaid expenses	$2,435	$2,614
Deferred cost of revenue	315	701
Deferred taxes	360	1,748

Total prepaid expenses and other current assets	$3,110	$5,063

Property and equipment:
Computer equipment and tooling	$5,281	$4,656
Software	1,086	943
Furniture and fixtures	1,064	759
Leasehold improvements & others	387	298

Total property and equipment	$7,818	$6,656
Less accumulated depreciation and amortization	4,343	3,007

Property and equipment — Net	$3,475	$3,649

Deferred revenue:
Product	$988	$2,410
Support and services	21,503	16,255

Total deferred revenue	$22,491	$18,665

          The following is a summary of the Company’s long-term other assets (in thousands):

	June 30, 2009			June 30, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Licensed technology	$1,760	$(57)	$1,703	$—	$—	$—
Purchased technology	2,578	(74)	2,504	100	—	100

Other intangible assets	$4,338	$(131)	4,207	$100	$—	100

Prepaid royalties			2,285			1,999
Deferred tax asset			1,388			—
Deposits and other			234			258

Total other assets			$8,114			$2,357

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

          The following is a summary of the Company’s cash and cash equivalents and short-term investments (in thousands):

	June 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$9,115	$—	$—	$9,115
Cash equivalents-Money market funds	64,704	—	—	64,704

Total cash and cash equivalents	73,819	—	—	73,819

Short-term investments:
Corporate notes and commercial paper	24,209	111	—	24,320
U.S. Government agency securities	9,502	25	—	9,527

Total short-term investments	33,711	136	—	33,847

Total cash and cash equivalents and short-term investments	$107,530	$136	$—	$107,666

	June 30, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$10,796	$—	$—	$10,796
Cash equivalents-Money market funds	57,876	—	—	57,876

Total cash and cash equivalents	68,672	—	—	68,672

Short-term investments:
Corporate notes and commercial paper	15,607	5	(58)	15,554
U.S. Government agency securities	18,608	2	(25)	18,585

Total short-term investments	34,215	7	(83)	34,139

Total cash and cash equivalents and short-term investments	$102,887	$7	$(83)	$102,811

          The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at June 30, 2009 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$71,350	$71,381
Due one year to three years	27,065	27,170

	$98,415	$98,551

The following table summarizes the maturities of the Company’s cash equivalents and short-term investments by contractual maturity at June 30, 2008 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$85,366	$85,348
Due one year to three years	6,725	6,667

	$92,091	$92,015

          Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

4. FAIR VALUE MEASUREMENTS

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

          The table below sets forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2009 Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market funds	$64,704	$64,704	$—	$—
Corporate notes and commercial paper	24,320	—	24,320
U.S. Government agency securities	9,527	—	9,527	—

	$98,551	$64,704	$33,847	$—

The above table excludes $9.1 million of cash balances on deposit at banks.

5. NET INCOME (LOSS) PER COMMON SHARE

          Basic net income (loss) per common share available to common stockholders is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares during the period. Diluted net income (loss) per common share available to common stockholders is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares used in the basic net income (loss) per common share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

          The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share available to common stockholders:

	Year Ended June 30,

	2009	2008	2007

	(In thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$(11,796)	$2,633	$6,031

Denominator:
Weighted average common shares outstanding	43,756	42,852	9,713
Weighted average common shares subject to repurchase	(42)	(439)	(1,148)

Weighted average common shares outstanding (basic)	43,714	42,413	8,565
Effect of dilutive securities:
Weighted average common shares subject to repurchase	—	439	1,148
Common equivalent shares from employee stock plans	—	2,009	2,484
Common equivalent shares from common stock warrants	—	—	68
Conversion of redeemable convertible preferred stock	—	—	23,316

Weighted average common shares outstanding (diluted)	43,714	44,861	35,581
Net income (loss) per common share available to common stockholders:
Basic	$(0.27)	$0.06	$0.70

Diluted	$(0.27)	$0.06	$0.17

          Anti-dilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 5.8 million, 3.1 million, and 0.4 million for the years ended June 30, 2009, 2008, and 2007 respectively.

6. INCOME TAXES

          The components of income (loss) before income taxes consist of (in thousands):

	June 30,

	2009	2008	2007

Domestic	$(11,621)	$3,393	$6,423
Foreign	168	101	66

Total	$(11,453)	$3,494	$6,489

          The provision for income taxes consists of the following for the years ended June 30 (in thousands):

	Year Ended June 30,

	2009	2008	2007

Current:
Federal	$100	$2,430	$178
State	165	207	199
Foreign	78	(28)	31

	343	2,609	408

Deferred:
Federal	—	(1,667)	—
State	—	—	—
Foreign	—	(81)	—

	—	(1,748)	—

Total	$343	$861	$408

          The difference between the income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows for the years ended June 30 (in thousands):

	June 30,

	2009	2008	2007

Income tax provision at federal statutory rate	$(3,896)	$1,223	$2,206
Elimination of NOL and R&D tax credit carryforwards	—	26,939	1,569
Stock-based compensation	(220)	1,124	423
Credits	(1,862)	(1,032)	(1,467)
State taxes	118	206	668
Other	(15)	(49)	530

	June 30,

	2009	2008	2007

Increase (decrease) in valuation allowance	6,218	(27,550)	(3,521)

Total	$343	$861	$408

          Significant components of deferred tax assets consist of the following as of June 30 (in thousands):

	June 30,

	2009	2008

Net operating loss carryforwards	$31	$26
Tax credit carryforwards	2,615	1,666
Other	10,697	5,433

Total deferred tax assets	13,343	7,125
Less valuation allowance	(11,595)	(5,377)

Net deferred tax assets	$1,748	$1,748

          During the year ended June 30, 2009, the increase in valuation allowance of $6.2 million was primarily related to the increase in the R&D credit, stock-based compensation and other timing differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of June 30, 2009, management does not believe it is more likely than not that $11.6 million of the $13.3 million net deferred tax assets relating to U.S. federal and state operations are realizable. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

          As of June 30, 2009, the Company had federal and California tax credit carryforwards of $0.9 million and $2.6 million, respectively. The federal tax credit carryforwards expire at various dates between 2026 and 2028. The federal Alternative Minimum Tax and the California tax credits may be carryforward indefinitely. The Company also had other state net operating loss carryforwards of $1.4 million which expire at various dates between 2015 and 2017.

          Under APB Opinion No. 23, “Accounting for Income Taxes – Special Areas”, the undistributed earnings from the foreign subsidiaries’ are not subject to a U.S. tax provision because it is Company’s intention to permanently reinvest such undistributed earnings outside of the United States. APB Opinion No. 23 requires that the Company evaluates its circumstances and reassesses this determination on a periodic basis. As of June 30, 2009, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

          During the year ended June 30, 2008, management completed its analysis of the Company’s multiple equity transactions since inception and determined that changes in ownership had occurred as defined by Section 382 of the Internal Revenue Code. As a result of the ownership changes, management has determined that substantially all of the Company’s federal and state net operating loss carryforwards could not be utilized. Consequently, approximately $26.2 million of the deferred tax asset associated with net operating loss carryforwards and $0.7 million of California research and development tax credit carryforwards as of June 30, 2007 were eliminated in fiscal 2008 with a corresponding reduction in the valuation allowance.

          The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. As of June 30, 2009 and June 30, 2008, the Company’s total amount of unrecognized tax benefit was approximately $1.5 million and $1.5 million, respectively. These amounts are primarily related to the Company’s research and development tax credits.

          A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for 2009 and 2008 is as follows (in thousands):

	June 30,

	2009	2008

Beginning balance	$1,525	$1,220
Increase (decrease) in tax positions for prior years	(435)	—
Increase (decrease) in tax positions for current year	450	305

Ending balance	$1,540	$1,525

          As of June 30, 2009, the Company’s total amount of unrecognized tax benefit was approximately $1.5 million of which none, if recognized, would impact the effective tax rate as the Company has a valuation allowance on its carryforward attributes. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

          The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of operations. Management determined that no accrual for interest and penalties was required as of June 30, 2009.

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

          The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2000 through 2009 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

7. COMMON STOCK

Common Shares Subject to Repurchase

Shares of common stock subject to repurchase in connection with the early exercise of incentive stock options under the Company’s stock option plan were 20,626 and 126,082 at June 30, 2009 and 2008, respectively.

Common Shares Reserved for Issuance

          At June 30, 2009, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	11,122
Reserved under employee stock purchase plan	677
Conversion of warrants	2

Total	11,801

8. STOCK-BASED COMPENSATION

Determining Fair Value of Stock Compensation

          Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

          Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB 110 to compute expected term. The Company’s stock plan provides for a 10 year term to expiration. Prior to and during fiscal year 2007, the Company categorized option grants into two classes. Class One includes all options issued with standard four year vesting and no ability to exercise prior to vesting. Class Two includes options granted that have the same four year vesting provision but allow for early exercisability. The Company discontinued granting Class Two options as of June 30, 2007. The options in Class One vest over four years with a one or two year cliff. Based on the above, the Company computed an expected term of 6.08 years for the one year cliff and 6.46 for the two year cliff under the simplified method. The options in Class Two are early exercisable at the discretion of the option holder and vest over 4 years with a one or two year cliff. For Class Two, the Company assumed an expected term of 4 years based, in part, on the history of prior exercises for this class of optionees.

          On January 2, 2009, the Company filed with the SEC a Schedule TO with respect to the proposed stock option exchange program under which U.S. employees holding stock options with exercise prices greater than $9.50 per share could tender their options in exchange for an equivalent number of new stock options to be granted under the 2007 Equity Incentive Plan (“Tender Offer”). The Tender Offer was subject to approval by the Company’s stockholders and such approval was obtained at a Special

Meeting of Stockholders held on February 2, 2009. The new stock options will vest on a four-year schedule, with either (1) 25% of the shares subject to the option vesting on the first anniversary of the date of grant, and the remainder vesting ratably on a monthly basis over the next three years or (2) 50% of the shares subject to the option vesting on the second anniversary of the date of grant, and the remainder vesting ratably on a monthly basis over the next two years. The vesting schedule would be determined based on the vesting schedule of the surrendered option. The new stock options have a 7 year term to expiration. The expected term of the new stock options ranged from 4.58 to 4.76 years. See note 9 for additional information related to the Tender Offer.

          Expected Volatility — The Company estimates volatility for option grants by evaluating the average historical volatility of its peer group for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term. The Company has estimated future volatility based on its peer group, as it does not have enough history to calculate its own volatility. Management believes historical volatility to be the best estimate of future volatility. Volatility will be analyzed on an annual basis unless management becomes aware of events that would indicate more frequent analysis is necessary.

          Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

          Expected Dividend — The Company has not issued dividends to date and does not anticipate issuing dividends.

          The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following assumptions:

	Year Ended

			June 30, 2007

	June 30, 2009	June 30, 2008	Class One	Class Two

Expected life from grant date of option	4.58-6.46 years	6.08 years	6.08 years	4.0 years
Risk-free interest rate	1.76-3.11%	2.42-4.50%	4.6-4.8%	4.6-4.8%
Expected volatility	58-59%	62%	71%	55%
Expected dividend yield	0%	0%	0%	0%

          The fair value of each stock purchase right granted for ESPP is estimated using the Black-Scholes option valuation method, using the following assumptions:

Year Ended

	June 30, 2009	June 30, 2008	June 30, 2007

Expected life from grant date of ESPP	0.50 years	0.50 years	—
Risk-free interest rate	0.31-1.81%	2.03-2.49%	—
Expected volatility	92-138%	47-136%	—
Expected dividend yield	0%	0%	—

          SFAS 123(R) requires that the Company recognize compensation expense only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. The estimated forfeiture rate in the year ended June 30, 2009 was 11.6%. As of June 30, 2009, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $24.0 million, net of estimated forfeitures of $7.5 million. This cost will be amortized on a straight-line basis over a weighted average period of approximately three years.

9. STOCK OPTION PLAN

          The 1997 stock option plan (the “1997 Plan”), as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price. (“Class Two Options”). During 2009, 1,167 unvested shares were repurchased. There were no repurchases of unvested shares in 2008. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

          Class Two options granted to certain executive officers and non-employee directors in fiscal years 2007 and prior are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of June 30, 2009 and 2008, there were 20,626 and 126,082 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $19,000 and $72,000, respectively, of related recorded liability, which is included in accrued liabilities.

          During fiscal year 2006 the Company had outstanding loans to certain executives and employees pursuant to the 1997 Plan for the purchase of stock upon the exercise of incentive stock options in the aggregate amounts of $231,000. The loan agreements allow the Company to repurchase the unvested shares within 60 days of termination at a price equal to the original exercise price. The loans bear interest at rates ranging from 6.4% — 8.0% per annum and are due upon the earlier of termination of employment or four years from the option exercise date. All loans were due by June 30, 2006. In fiscal 2002, as part of his termination settlement, the Company repurchased unvested shares and amended the terms of the remaining notes issued to the former CEO, such that they are nonrecourse. In March 2003, the Company amended the terms of the loans, such that they are nonrecourse. Of the 271,790 shares purchased, 127,418 were unvested at the time of the note amendments. Due to the conversion of these full recourse notes to non-recourse, the deemed new awards were subject to variable accounting until the loans were settled. As such, additional stock-based compensation expense was recorded to the extent the Company’s share price appreciated above the value for which the Company had already recorded compensation charges. Stock-based compensation expense recorded for these awards in fiscal 2009, 2008, and 2007 was $0, $0 and $1,377,000, respectively.

          The 2007 Equity Incentive Plan (the “2007 Plan”), as amended, provides for grants of incentive common stock options (“ISOs”) and nonqualified common stock options (“NSOs”) to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock are reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. In February 2008, pursuant to the automatic increase provisions of the 2007 Plan, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 2007 Plan by 2.1 million and 2.2 million in 2008 and 2009, respectively. In accordance with the 2007 Plan, the stated exercise price of ISOs and NSOs shall not be less than 100% and 85%, respectively, of the estimated fair market value of common stock on the date of grant, as determined by the Board of Directors. Additionally, the 2007 Plan provides for automatic annual increases of shares available for issuance of up to 5% of the number of common shares then outstanding. The 2007 Plan provides that the options shall be exercisable over a period not to exceed ten years. During fiscal 2009 and 2008 the Company granted options for 4,889,000 and 3,518,000 shares of common stock, respectively, under its 2007 Plan. The 4,889,000 options granted during fiscal 2009 include 3,215,000 shares issued under a Tender Offer.

          Tender Offer

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

          The Company accepted for exchange, options to purchase an aggregate of 3,215,000 shares of the Company’s common stock from 212 eligible participants, representing 99% of the shares subject to options that were eligible to be exchanged in the Tender Offer. Upon the terms and subject to the conditions set forth in the Tender Offer, the Company issued new options to purchase an aggregate of 3,215,000 shares of the Company’s common stock at an exercise price of $4.82 in exchange for the options surrendered in the Tender Offer. The fair value of the new options was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options awarded on February 2, 2009, the date of cancellation. The incremental compensation cost was measured as the excess of the fair value of the old options over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The incremental cost of the 3,215,000 options was $3.9 million, which included estimated forfeitures of $0.9 million, for a net incremental cost of $3.0 million. The $15.3 million remaining unamortized expense of the original options and the $3.0 million incremental compensation cost for the new options will be recognized as stock-based compensation expense ratably over the vesting period of the new options. As would be the case with eligible options, in the event that any of the new options are forfeited prior to their vesting due to termination of service, the stock-based compensation cost for the forfeited new options will not be recorded. In the event that any of the new options are forfeited, due to termination of service, prior to vesting under the terms of the new grants, stock-based compensation costs will not be recorded for the unvested incremental portion of the option; furthermore, stock-based compensation costs will be recorded for the original portion of the option up to an including the termination of service date.

          A summary of the activity under the Company’s 1997 and 2007 Option Plans is presented below:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price

Outstanding — July 1, 2006	923	3,078	$0.60
Shares authorized	6,030	—	—
Options granted — Class 1 (weighted average fair value of $6.02 per share)	(2,094)	2,094	8.89
Options granted — Class 2 (weighted average fair value of $5.00 per share)	(530)	530	2.75
Options exercised	—	(901)	0.64
Options canceled	175	(175)	1.07

Outstanding — June 30, 2007	4,504	4,626	4.57

Shares authorized	2,137	—	—
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(1,192)	—	—
Options granted (weighted average fair value of $7.00 per share)	(3,518)	3,518	11.56
Options exercised	—	(597)	0.62
Options canceled/forfeited	372	(372)	7.47
Restricted stock awards (See note 11)	(101)	—	—

Outstanding — June 30, 2008	2,202	7,175	8.18

Shares authorized	2,190	—	—
Cancelled shares under the 1997 Option Plan	(65)	—	—
Options granted (weighted average fair value of $5.86 per share)	(4,327)	4,327	4.87
Options exercised	—	(395)	1.55
Options repurchased	1	—	—
Options canceled/forfeited	3,851	(3,851)	12.66
Restricted stock awards (See note 11)	(562)	—	—
Restricted stock canceled	69	—	—

Outstanding — June 30, 2009	3,359	7,256	$4.19

Options exercisable at June 30, 2009		2,054	$2.27

Vested and expected to vest at June 30, 2009		5,861	$4.03

          The total intrinsic value for options exercised in the years ended June 30, 2009, 2008 and 2007 was $1.5 million, $4.1 million, $7.6 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 1,192,000 unissued options that expired under the 1997 Option Plan upon the termination of that plan. These unissued, expired options have been included in the option activity for the year ended June 30, 2008. There were 65,000 cancelled options that expired under the 1997 Plan due to the termination of that plan. These cancelled, expired options have been included in the option activity for the year ended June 30, 2009.

     The following table summarizes information about outstanding and exercisable options at June 30, 2009:

	As of June 30, 2009

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

		(Amounts in thousands, except per share data)
$0.10 - 0.40	773	5.26	$0.31
$0.80 - 1.00	449	6.41	0.88
$2.50 - 3.20	593	7.14	3.12
$3.50 - 4.56	464	8.99	3.93
$4.82	3,166	6.62	4.82
$4.93 - 5.08	814	8.68	4.96
$5.25 – 6.87	800	8.97	5.60
$11.30 – 11.40	171	7.85	11.36
$12.55 – 13.73	22	8.18	13.05
$15.41	4	8.37	15.41

Total Outstanding	7,256	7.18	$4.19	$28,388

Exercisable	2,054	6.44	2.27	12,122
Vested and expected to vest	5,861	7.09	$4.03	$23,861

10. EMPLOYEE STOCK PURCHASE PLAN

          The Company has an Employee Stock Purchase Plan (the “ESPP”), under which eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st and November 1st, each year. Employees purchase shares in the purchase period at 90% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower.

          On February 3, 2009 and February 6, 2008, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 438,000 shares and 427,000 shares, respectively, pursuant to the terms of that plan. The Company issued, 571,000 shares and 117,000 shares under the ESPP in fiscal 2009 and 2008, respectively, at weighted average price per share of $4.19 and $4.17 in fiscal 2009 and 2008, respectively.

          As of June 30, 2009, 677,000 shares had been reserved for future issuance under the ESPP.

11. RESTRICTED STOCK AWARDS

          Under the 2007 Plan, during the year ended June 30, 2009, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer. In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

          Restricted stock award and restricted stock unit activity for the year ended June 30, 2009 is as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding — July 1, 2008	70
Awarded	562
Released	(56)
Forfeited	(69)

Outstanding — June 30, 2009	507	1.87	$4,053

Vested and expected to vest at June 30, 2009	366	1.77	$2,927

          Restricted stock award and restricted stock unit activity for the year ended June 30, 2008 is as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding — July 1, 2007	—
Awarded	101
Released	(31)
Forfeited	—

Outstanding — June 30, 2008	70	2.42	$309

Vested and expected to vest at June 30, 2009	51	2.35	$228

          The weighted-average grant-date fair value of restricted stock awards granted during fiscal 2009, 2008 and 2007 was $3.0 million, $0.5 million and $0, respectively. As of June 30, 2009, total unrecognized compensation cost related to restricted stock units granted to employees and directors was $1.8 million, net of estimated forfeitures of $0.7 million. The Company expects to recognize the expense related to restricted stock units on a straight-line basis over a weighted-average vesting period of approximately 3 years.

12. LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation — The Company was a party to the following lawsuits during the year ended June 30, 2009:

Mitel Litigation.

               Mitel Patent Litigation. On June 27, 2007, a lawsuit was filed against the Company by Mitel Networks Corporation in the United States District Court for the Eastern District of Texas. Mitel alleged that the Company infringed four of its U.S. patents: U.S. Patent No. 5,940,834, entitled “Automatic Web Page Generator,” U.S. Patent No. 5,703,942 entitled “Portable Telephone User Profiles Using Central Computer,” U.S. Patent No. 5,541,983 entitled “Automatic Telephone Feature Selector” and U.S. Patent No. 5,657,446 entitled “Local Area Communications Server.” On August 21, 2007, Mitel filed an amended complaint, which alleges that the Company infringed two additional U.S. patents held by Mitel: U.S. Patent No. 5,007,080, entitled “Communications System Supporting Remote Operations,” and U.S. Patent No. 5,657,377, entitled “Portable Telephone User Profiles.” The lawsuit included claims that relate to components or features that are material to the Company’s products. In relation to its claims under each patent, Mitel sought a permanent injunction against infringement, attorney’s fees and compensatory damages. On July 31, 2007, the Company filed counterclaims in the Eastern District of Texas. In addition to denying all of Mitel’s claims of patent infringement, the counterclaims allege that Mitel’s IP phone systems, including the Mitel 3300 IP Communications Platform, infringed ShoreTel’s U.S. Patent No. 7,167,486 B2 entitled “Voice Traffic Through a Firewall.”

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

          On April 24, 2009, the Company and Mitel entered into a confidential definitive agreement to settle the litigation between them. Under the terms of the agreement, the parties agreed to dismiss the patent litigation and trade libel litigation. Both matters were dismissed with prejudice on May 8, 2009. The agreement calls for the Company to make payments totaling $5.0 million over four years. The present value of the payments was calculated to be $4.6 million, of which $0.5 million was estimated to be the value of the future right to use the technology covered by such patents and was recorded as a long term prepaid royalty asset that will be amortized to cost of revenue over approximately six years, which is the life of the patents. The remaining amount of $4.1 million was recorded as litigation settlement cost in the Company’s consolidated statements of operations for the year ended June 30, 2009.

          U.S. Federal Court Class Action Litigation. On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. A second purported class action alleging the same claims was filed on January 29, 2008 and the lawsuits were consolidated. A second consolidated amended class action complaint was subsequently filed on March 2, 2009. The consolidated action is purportedly brought on behalf of those who purchased the Company’s common stock pursuant to the initial public offering on July 3, 2007, purports to allege claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. Management believes that the Company has meritorious defenses to these claims and intends to defend the litigation vigorously. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of June 30, 2009.

          California State Court Derivative Action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. On May 6, 2008, the parties stipulated to, and the Court entered an order for, a temporary standstill of the case. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of June 30, 2009.

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

               Leases — The Company leases its facilities under non-cancelable operating leases which expire at various times through 2015. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. On July 16, 2009, the Company entered into an amendment of the lease for the corporate headquarters. The existing lease was scheduled to expire on October 31, 2009 and the amendment extends the term of the existing lease to September 30, 2014. The Company has included in the summary below, the incremental obligation of $4.8 million to the total lease commitment.

               Future minimum lease payments under the non-cancelable leases as of June 30, 2009, are as follows (in thousands):

Years Ending June 30,

2010	$1,151
2011	1,357
2012	1,321
2013	1,169
2014	1,112
2015	280

Total	$6,390

          Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted herein to U.S. dollars at the interbank exchange rate on June 30, 2009.

          Rent expense for the years ended June 30, 2009, 2008, and 2007, was $1.9 million, $1.6 million, and $0.7 million, respectively.

          Purchase commitments — As of June 30, 2009, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $21.2 million.

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

14. SEGMENT INFORMATION

          SFAS No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the development and sale of IP voice communication systems. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon on asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order.

          The following presents total revenue by geographic region (in thousands):

	Year Ended June 30,

	2009	2008	2007

United States of America	$125,321	$120,170	$94,156
International	9,501	8,559	3,671

Total	$134,822	$128,729	$97,827

15. RESTRUCTURING COSTS

          In the third quarter of fiscal 2009, the Company announced a restructuring plan which is substantially complete. The remaining obligations under this plan relate primarily to benefit obligations that are expected to be satisfied by the end of the first half of fiscal 2010. The restructuring plan reduced the Company’s worldwide workforce by approximately nine percent. As a result of the reduction in headcount, the Company recorded restructuring and other related charges, consisting of employee related termination costs in the year ended June 30, 2009.

          The Company accounts for restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities. The following table sets forth the charges that are included in the operating expenses on the Company’s Consolidated Statement of Operations for the year ended June 30, 2009 (in thousands):

	June 30, 2008	Year ended June 30, 2009			June 30, 2009

	Restructuring Reserves	Add Charges	Deduct Cash Payments	Non-Cash Expense	Restructuring Reserves

Workforce reduction	$—	$416	$389	$—	$27

16. QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended

	Jun. 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007

	(In thousands, except per share amounts)

Total revenue	$32,390	$31,237	$35,335	$35,860	$34,704	$31,489	$30,561	$31,975

Gross profit	20,519	19,932	22,304	22,960	21,697	19,518	19,657	20,412

Net income (loss)	(688)	(7,003)	(1,945)	(2,160)	(47)	(1,714)	1,837	2,557
Basic net income (loss) per share available to common stockholders	$(0.02)	$(0.16)	$(0.04)	$(0.05)	$—	(0.04)	$0.04	$0.06

Diluted net income (loss) per share available to common stockholder	$(0.02)	$(0.16)	$(0.04)	$(0.05)	$—	$(0.04)	$0.04	$0.06

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

          As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2009.

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

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

          The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

          To the Board of Directors and Stockholders of ShoreTel, Inc.:

          We have audited the internal control over financial reporting of ShoreTel, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2009 of the Company and our report dated September 10, 2009, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 10, 2009

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

          The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

          (a) (1) Financial Statements — See Index to Financial Statements at Page 40 of this Report.

          (2) Financial Statement Schedule — Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes to those financial statements.

          (3) Exhibits — See Exhibit Index at page 69 of this Report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of September, 2009.

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY

Michael E. Healy
Chief Financial Officer

POWER OF ATTORNEY

          KNOW ALL THESE, PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Combs, Ava M. Hahn and Michael E. Healy, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN W. COMBS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 10, 2009

John W. Combs

/s/ MICHAEL E. HEALY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 10, 2009

Michael E. Healy

/s/ EDWIN J. BASART	Director	September 10, 2009

Edwin J. Basart

/s/ MARK F. BREGMAN	Director	September 10, 2009

Mark F. Bregman

/s/ GARY J. DAICHENDT	Director	September 10, 2009

Gary J. Daichendt

/s/ KENNETH DENMAN	Director	September 10, 2009

Kenneth Denman

/s/ MICHAEL GREGORIE	Director	September 10, 2009

Michael Gregorie

/s/ CHARLES D. KISSNER	Director	September 10, 2009

Charles D. Kissner

/s/ EDWARD F. THOMPSON	Director	September 10, 2009

Edward F. Thompson

INDEX TO FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts and Reserves

          All required schedules associated with Valuation and Qualifying Accounts and Reserves are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit Number		Exhibit Title

3.1	(1)	Third Restated Certificate of Incorporation of the Registrant

3.2	(1)	Second Amended and Restated Bylaws of the Registrant.

4.1	(1)	Form of Registrant’s Common Stock certificate.

4.2	(1)	Seventh Amended and Restated Rights Agreement dated October 20, 2004 by and among the Registrant and certain of its equity holders.

10.1	(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.

10.2	(1) +	1997 Stock Option Plan and forms of stock option agreement and stock option exercise agreement.

10.3	(1) +	2007 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.

10.4	(2)+	2007 Employee Stock Purchase Plan.

10.5	(4)+	ShoreTel FY 2009 Executive Bonus Plan.

10.6	(1) +	Offer Letter, dated as of September 8, 2005, by the Registrant and Joseph A. Vitalone.

10.7	(1) +	Offer Letter, dated as of April 13, 2005, by the Registrant and Walter Weisner.

10.8	(1)+	Offer Letter, dated April 22, 2007, by the Registrant and Michael E. Healy.

10.9	(3)+	Employment Agreement, dated as of January 23, 2008, between the Registrant and Donald Girskis.

10.10(1)		Manufacturing Services Agreement, dated October 28, 2005, between Registrant and Jabil Circuit, Inc.

10.11		Office Lease Oakmead West, dated April 20, 2007, between Registrant and Carr NP Properties, L.L.C.(1), and Amendment No. 1 thereto.

10.12(5)+		Non-employee director compensation guidelines.

10.13(6)+		Form of Retention Incentive Agreement for the Chief Executive Officer, Form of Retention Agreement for the Chief Financial Officer, Form of Retention Agreement for the Other Executive Officers.

10.14(7)		Restructuring Plan.

21		Subsidiaries.

23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on the signature page hereto).

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certification of Chief Executive Officer.

32.2		Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2007.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007 filed on September 27, 2007.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 13, 2008.

(4)	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended June 30, 2008 filed on September 12, 2008.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on February 12, 2008.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on February 9, 2009.

+	Management Compensatory Plan or Arrangement

†	Confidential treatment has been granted with respect to selected portions of this agreement has been filed with the Commission.

          (b) Financial Statement Schedules.

          All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.