Form 10-K/A
period 2009-06-30
ShoreTel Inc
filed 2009-11-06
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1 to Form 10-K)

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2009 Proxy Statement”) for the 2009 Annual Meeting of Stockholders held on November 4, 2009 and filed with the Securities and Exchange Commission on October 5, 2009.

TABLE OF CONTENTS

EXPLANATORY NOTE

ShoreTel, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended June 30, 2009, originally filed on September 10, 2009 (the “Original Filing”) to amend and restate our consolidated financial statements for the years ended June 30, 2009, 2008 and 2007 and for each of the quarters in fiscal 2009 and 2008, and to restate management’s report on internal control over financial reporting as of June 30, 2009. Subsequent to the issuance of our financial statements for the year ended June 30, 2009, our management determined that there were errors in the recording of stock-based compensation expense for the years ended June 30, 2009, 2008 and 2007 and therefore our consolidated financial statements required restatement. Refer to Notes 16 and 17 to the consolidated financial statements included in Part II, Item 8 for further discussion of the restatement.

The following items in the Original Filing have been amended as a result of the restatements:

Part I:

          Item 1: Business, to reflect the restated research and development expenses.

          Item 1A: Risk Factors, to reflect the restated accumulated deficit in the first paragraph and modifying the risk factor If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed on page 22.

Part II:

          Item 6: Selected Consolidated Financial Data;

          Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations;

          Item 8: Financial Statements and Supplementary Data;

          Item 9A: Controls and Procedures

Part IV:

          Item 15: Exhibit and Financial Statement Schedules

We have not modified or updated disclosures presented in our original annual report on Form 10-K, except as required to reflect the effects of these restatements. Accordingly, this Form 10-K/A, Amendment No. 1 does not reflect events occurring after the filing of our original 10-K and does not modify or update those disclosures affected by subsequent events, except specifically referenced herein. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the original filing of our Form 10-K on September 10, 2009. References to the annual report on Form 10-K herein shall refer to the annual report on Form 10-K originally filed on September 10, 2009.

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

          We have achieved broad industry recognition for our technology and high customer satisfaction. Our enterprise IP unified communications systems have been voted Best in Show” for the last three years at the industry’s flagship tradeshow, VoiceCon. For the last five years, IT executives surveyed by Nemertes Research, an independent research firm, have rated ShoreTel highest in customer satisfaction among leading enterprise unified communications systems providers.

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

     Research and Development

          We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet enterprise customer requirements is essential to our success. To this end, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, unified communications network design, data networking and software engineering. Our principal research and development activities are conducted in Sunnyvale, California. We have invested significant time and financial resources into the development of our architecture, including our switches and related software. We intend to continue to expand our product offerings, improve the features available on our products and integrate our systems with third-party enterprise applications. Research and development expenses were $30.7 million, $26.8 million, and $17.3 million in fiscal 2009, 2008, and 2007, respectively.

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

          For more information concerning competition, please see Risk Factors - Risks Related To Our Business and Industry - The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are” and - As voice, video, messaging and data networks converge, we are likely to face increased competition from Microsoft and other companies in the information technology, personal and business applications and software industries.”

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

          We were not profitable in the fiscal year ended June 30, 2009 and some prior periods, and we had an accumulated deficit of $95.4 million as of June 30, 2009. If we are not able to grow our revenues or maintain our operating expenses at appropriate levels based on those revenues, we may not succeed in achieving or maintaining profitability in future periods. We also incur significant operating expenses and have recently announced that we plan to increase operating expenses in order to fund our growth. If our gross profit does not increase to offset these expected increases in operating expenses, our operating results will be negatively affected. You should not consider our historic annual revenue growth rates as indicative of our future growth particularly in light of the current economic environment. Accordingly we cannot assure you that we will be able to return to significant revenue growth or profitability in the future.

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

          Our historical revenues and operating results have varied from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

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

          The convergence of voice and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications market and offer products that compete with our systems, commonly referred to as Unified Communications. Competition from these potential market entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation has announced its unified communications product roadmap. This includes Office Communicator 2007,” which Microsoft states allows end users to control communications, including voice over IP, through the Office Communicator application on their PC, which provides functionality that competes with our Personal Call Manager application. Microsoft has also introduced Office Communications Server 2007,” a product that offers competing unified messaging capabilities. Microsoft has also developed an IP phone and has licensed the rights to produce such phones to third parties. Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this market.

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

We face certain litigation risks.

          We are a party to certain lawsuits. Litigation can be lengthy, time-consuming, expensive, and disruptive to normal business operations and may divert management time and resources. The results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, results of operations or financial condition. In addition, we may incur higher general and administrative expenses than we have in the past in order to defend and prosecute this litigation which could adversely affects our operating results. For additional information regarding the material lawsuits in which we are involved, see Item 3 Legal Proceedings.”

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

          The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the SEC, beginning with the year ended June 30, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financing reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. As a result of the error in the computation of the forfeiture rate used in computing our stock-based compensation expense, we have determined that we had a material weakness in our internal control over financial reporting as of June 30, 2009. While we have taken steps to remediate this material weakness, we will not be able to assess whether the steps we are taking will fully remedy the material weakness in our internal control over financial reporting until we have fully implemented them and a sufficient time passes in order to evaluate their effectiveness. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we and our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NASDAQ Stock Market, or NASDAQ, or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

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

PART II.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K/A. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended June 30,

	2009 (1)	2008 (1)	2007 (1)	2006	2005

	(In thousands, except per share amounts)
Revenue:
Product	$109,555	$110,496	$87,095	$55,300	$31,970
Support and services	25,267	18,233	10,732	6,308	3,512

Total revenue	134,822	128,729	97,827	61,608	35,482
Cost of revenue:
Product(2)	38,149	37,466	29,753	21,855	13,961
Support and services(2)	11,048	10,036	6,847	5,425	2,907

Total cost of revenue	49,197	47,502	36,600	27,280	16,868

Gross profit	85,625	81,227	61,227	34,328	18,614
Operating expenses:
Research and development(2)	30,724	26,811	17,260	9,720	7,034
Sales and marketing(2)	44,652	37,869	26,174	15,699	10,050
General and administrative(2)	19,596	17,645	11,674	4,936	3,045
Litigation settlement	4,110	—	—	—	—

Total operating expenses	99,082	82,325	55,108	30,355	20,129

Operating income (loss)	(13,457)	(1,098)	6,119	3,973	(1,515)
Other income – net	1,141	4,101	273	248	124

Income (loss) before provision for income tax	(12,316)	3,003	6,392	4,221	(1,391)
Income tax provision	(343)	(861)	(408)	(219)	(11)

Net income (loss)	(12,659)	2,142	5,984	4,002	(1,402)
Accretion of preferred stock	—	—	(50)	(51)	(32)

Net income (loss) available to common stockholders	$(12,659)	$2,142	$5,934	$3,951	$(1,434)

Net income (loss) per common share available to common stockholders(3):
Basic	$(0.29)	$0.05	$0.69	$0.60	$(0.27)

Diluted	$(0.29)	$0.05	$0.17	$0.12	$(0.27)

Shares used in computing net income (loss) per share available to common stockholders:
Basic	43,714	42,413	8,565	6,609	5,352
Diluted	43,714	44,861	35,581	33,431	5,352

(1)

Amounts have been updated to reflect effects of restatement disclosed in note 17 – Restatement of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, amendment no. 1.

(2)	Includes stock-based compensation expense as follows:

	Year Ended June 30,

	2009	2008	2007	2006	2005

	(In thousands)
Cost of product revenue	$113	$74	$14	$—	$—
Cost of support and services revenue	799	545	109	16	—
Research and development	2,829	2,005	420	14	—
Sales and marketing	3,468	2,447	581	7	—
General and administrative	2,549	2,360	1,659	45	82

Total stock-based compensation expense	$9,758	$7,431	$2,783	$82	$82

(3)	See Note 5 to our consolidated financial statements for a description of the method used to compute basic and diluted net income (loss) per share available to common stockholders.

	As of June 30,

	2009	2008	2007	2006	2005

	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents and short-term investments	$107,666	$102,811	$17,326	$12,333	$5,373
Working capital	111,617	111,993	23,018	16,208	10,741
Total assets	155,624	147,797	53,034	30,885	20,960
Redeemable convertible preferred stock	—	—	56,341	56,332	56,281
Total stockholders’ equity (deficit)	113,772	113,213	(31,829)	(41,168)	(45,713)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement

          The following discussion and analysis of our financial condition and results of operations includes the effects of the restated amounts as disclosed in Note 17 – Restatement of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, Amendment No. 1. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

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

          We have experienced some growth despite the economic recession, with our total revenue growing to $134.8 million for 2009 from $128.7 million for 2008. This growth in revenue has largely been driven by increased revenue from support and services. Our operating expenses have increased significantly to $99.1 million for 2009 from $82.3 million for 2008. This increase in operating expenses is primarily a result of a 2009 litigation settlement, restructuring costs, increases in advertising and promotion expense, facilities expenses, and compensation expense. Compensation expense included increases in stock-based compensation and commissions and reflected higher headcount. We increased headcount from 365 at June 30, 2008 to 375 at June 30, 2009. We expect to continue to add personnel primarily in our sales and customer support areas.

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

Fiscal 2009 compared to Fiscal 2008

          Revenue.

	Year ended
			Change
	June 30, 2009	June 30, 2008
			$	%

	(in thousands, except percentages)
Revenue	$134,822	$128,729	$6,093	5%

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

          Gross margin.

	Year ended
			Change
	June 30, 2009	June 30, 2008
			$	%

	(in thousands, except percentages)
Cost of revenue	$49,197	$47,502	$1,695	4%
Gross profit	$85,625	$81,227	$4,398	5%
Gross margin	63.5%	63.1%	n/a	1%

          The increase in gross margin was attributable to an increase in support and services gross margin from 45% in 2008 to 56% in 2009. This increase was partially offset by a decline in product gross margin from 66% in 2008 to 65% in 2009 due to a decline in average selling price of our ShoreGear Switches of 10% and a decline in our IP Phones of 2%. Support and services gross margin increased due to support and services revenue increasing by 39% and service costs only increasing by 10%, compared to the same period in 2008. The service costs increase was limited to 10% as the Company deployed employee resources to a lower cost region outside of our California headquarters office. Compensation for support and services employees, the largest category of support and service costs, increased 16% in 2009, primarily due to an increase in stock-based compensation and an increase in headcount from 52 employees at June 30, 2008 to 55 employees at June 30, 2009.

          Operating expenses.

	Year ended
			Change
	June 30, 2009	June 30, 2008
			$	%

	(in thousands, except percentages)
Operating expenses:
Research and development	$30,724	$26,811	$3,913	15%
Sales and marketing	$44,652	$37,869	$6,783	18%
General and administrative	$19,596	$17,645	$1,951	11%
Litigation settlement	$4,110	$—	$4,110	n/a

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

          Sales and marketing. These expenses represented 33% and 29% of total revenue in 2009 and 2008, respectively. Compensation, including stock-based compensation for sales and marketing employees represented $4.9 million of the increase. The increase in sales and marketing compensation included increases of $1.0 million in stock-based compensation, $1.5 million in commissions and $2.4 million due to increased headcount during the year. Additional increase in sales and marketing expenses included increases of $0.2 million each in restructuring expenses, consulting expenses, facilities expenses, and in travel expenses, and $1.1 million in promotional expenses.

          General and administrative. These expenses represented 14% and 13% of total revenue in 2009 and 2008, respectively. Compensation for general and administrative employees, including stock-based compensation, accounted for $0.6 million of the increase. Additional increases in general and administrative expenses included $0.8 million in the provision for doubtful accounts, $0.1 million each in depreciation expense, employee relations expenses, equipment expenses and restructuring expenses, $0.3 million in sales tax expense and $0.2 million each in telecom and in legal expenses. These increases were partially offset by a decrease of $0.3 million in facilities expenses and $0.2 million in corporate bonus expense.

          Litigation Settlement. We recorded a charge of $4.1 million as a result of the agreement to settle our litigation with Mitel in April 2009.

          Other income

	Year ended
			Change
	June 30, 2009	June 30, 2008
			$	%

	(in thousands, except percentages)
Other Income, net	$1,141	$4,101	$(2,960)	(72)%

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

          Income tax provision.

	Year ended
			Change
	June 30, 2009	June 30, 2008
			$	%

	(in thousands, except percentages)
Tax provision	$343	$861	$(518)	(60)%

          Income tax provision. The income tax provision was $0.3 million in 2009, a decrease of $0.6 million, from approximately $0.9 million in 2008. We incurred a loss before provision for income tax in 2009; however, due to differences related to book vs. tax, we generated taxable income in 2009 and accordingly, we recorded an income tax provision in 2009. We were profitable in 2008 and had an effective tax rate of approximately 28.7% as a result of utilizing portions of the deferred tax asset and reducing the related valuation allowance.

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

Gross margin.

	Year ended
			Change
	June 30,	June 30,
	2008	2007	$	%

	(in thousands, except percentages)
Cost of revenue	$47,502	$36,600	$10,902	30%
Gross profit	$81,227	$61,227	$20,000	33%
Gross margin	63.1%	62.6%	n/a	1%

          In 2008, the increase in total gross margin was attributable to support and services gross margin of 45% compared to 36% in 2007. Support and services gross margin increased due to support and services revenue increasing by 70% and service costs only increasing 47%, compared to the same period in 2007. Compensation for support and services employees, the largest category of support and service costs, increased 33% in 2008, as headcount increased from 42 employees at June 30, 2007 to 52 employees at June 30, 2008. The product gross margin remained at 66% in 2008 and 2007.

Operating expenses.

	Year ended
			Change
	June 30,	June 30,
	2008	2007	$	%

	(in thousands, except percentages)
Research and development	$26,811	$17,260	$9,551	55%
Sales and marketing	$37,869	$26,174	$11,695	45%
General and administrative	$17,645	$11,674	$5,971	51%

          Research and development. These expenses represented 21% and 18% of total revenue in 2008 and 2007, respectively. Compensation, including stock-based compensation, for research and development employees accounted for $6.4 million of the increase, primarily as a result of an increase in headcount to 125 employees at June 30, 2008, from 102 employees at June 30, 2007. Additional increases research and development expenses included $1.6 million in outside engineering charges, $0.8 million in facilities costs and $0.3 million in consulting and professional services.

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

          General and administrative. These expenses represented 13% and 12% of total revenue in 2008 and 2007, respectively. Compensation for general and administrative employees, including stock-based compensation, accounted for $3.5 million of the increase, primarily as a result of an increase in headcount, to 42 employees at June 30, 2008 from 33 employees at June 30, 2007. Increases in general and administrative expenses included $1.5 million in legal expenses including litigation expenses, $0.8 million in office rent expense, $0.4 million in insurance, and $0.3 million in depreciation. These increases were partially offset by decreases of $0.4 million in recruiting costs and $0.1 million in software license and maintenance fees.

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

          Income tax provision. The income tax provision was $0.9 million in 2008, an increase of $0.5 million, from $0.4 million in 2007, primarily due to an increase in our effective tax rate from 6.4% to 28.7%.

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

          Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $7.4 million for 2009 as compared to cash provided by operations of $8.2 million for 2008 and $7.9 million for 2007. The decline in cash provided by operations in fiscal year 2009 compared to fiscal year 2008 resulted primarily from our net loss of $12.7 million, offset by noncash adjustments. Noncash adjustments were higher in 2009 compared to 2008, including stock-based compensation expense, which was higher in 2009 by $2.3 million. Noncash adjustments included $9.8 million in stock-based compensation, $1.1 million in provision for doubtful accounts, $0.2 million loss on disposal of property and equipment and $2.0 million in depreciation expense. These were partially offset by $0.2 million in excess tax benefits from stock options exercised. In addition, the period-to-period change in cash flows relating to operating activities is composed of increases in deferred revenue of $3.8 million, primarily due to the deferral of revenue from sales of post contractual support contracts exceeding the revenue recognized from post contractual support contracts, and increases in accrued liabilities and other of $2.3 million and in accounts payable of $1.8 million, decreases in prepaid expenses and other current assets of $0.5 million, and inventory of $0.2 million. These sources of cash were partially offset by uses of cash associated with an increase in accounts receivable of $0.6 million due to increased sales in 2009 compared to 2008.

          Net cash provided by operating activities in 2008 partly consisted of net income of $2.1 million. Noncash adjustments were higher in 2008 compared to 2007, including stock-based compensation expense, which was higher in 2008 by $4.6 million. This was partially offset by a higher deferred tax benefit of $1.7 million in 2008. In addition, the period-to-period change in cash flows relating to operating activities was also affected by an increase in deferred revenue of $4.7 million, primarily due to the deferral of revenue from sales of post contractual support contracts exceeding the revenue recognized from post contractual support contracts, and an increase in accrued liabilities and other of $2.3 million, accrued employee compensation of $1.8 million, primarily attributable to increased headcount. These sources of cash were partially offset by uses of cash associated with an increase in accounts receivable of $2.7 million due to increased sales in 2008 compared to 2007, an increase in inventories of $5.0 million primarily due to business growth and an increase in other assets of $1.9 million.

          Net cash provided by operating activities in 2007 primarily consisted of net income of $6.0 million, stock-based compensation expense of $2.8 million, depreciation and amortization expense of $1.0 million, increase in fair value of the preferred stock warrants by $0.5 million. This was partially off-set by a decrease of $2.4 million related to net changes in assets and liabilities. Of this $2.4 million decrease, the primary sources of cash out-flow were increases to accounts receivable of $8.2 million, inventories of $2.4 million and prepaid and other current assets of $2.5 million which was partially off-set by increased deferred revenue relating to support contracts of $7.4 million and increased accounts payable of $2.0 million.

     Cash flows from investing activities

          We have classified our investment portfolio as available for sale and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact to our overall liquidity.

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

          Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (FIN 48”). As of June 30, 2009, the Company’s total amount of unrecognized tax benefit was approximately $1.5 million of which none, if recognized, would impact the effective tax rate as the Company has a valuation allowance on its carryforward attributes. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

Off-Balance Sheet Arrangements

          We do not have any material off-balance sheet arrangements (Other than those disclosed above within Contractual Obligations”) nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

          If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See Risk Factors” for certain matters that may affect our future financial condition or results of operations.

     Revenue Recognition

          Product Revenue. Our software is integrated with our hardware and is essential to the functionality of the integrated system product. Product sales typically include a perpetual license to our software, except in limited circumstances such as sales of spare or replacement handsets, back-up switches and additional business applications. We recognize revenue for these sales in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition , or Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements , as applicable, depending on whether the hardware is sold in a multiple-element arrangement with software and post-contractual support or on a standalone basis if the enterprise customer purchases hardware, software, or maintenance support separately. For the initial sale, we generally bundle together the hardware, software, and post-contractual support contracts with terms of up to five years. Thereafter, if the enterprise customer increases the number of end user deployments and/or functionality, it may add more hardware, software, and related post-contractual support by purchasing them separately. We evaluate existence of vendor-specific objective evidence, or VSOE, of fair value for post-contractual support and, installation and services and training, as noted below.

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

          We have arrangements with channel partners to reimburse the channel partners for cooperative marketing costs meeting specified criteria. The reimbursements are limited to 50% of the actual costs charged to the channel partners by third-party vendors for advertising, trade shows and other related sales and marketing activities for which we receive an identifiable benefit, subject to a limit of the total cooperative marketing allowance earned by each channel partner. In accordance with EITF Issue No. 01-9,

Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products) , we record the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations.

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

          We use the residual method, as allowed by SOP No. 98-9,Modification of SOP 97-2,Software Revenue Recognition With Respect to Certain Transactions , to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as post-contractual support, installation services and training, are deferred and the remaining portion of the sales amount is recognized as product revenue. The fair value of the post-contractual support is recognized as support and services revenue on a straight-line basis over the term of the related support period, which can be up to five years in length.

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

      Stock-Based Compensation

          Prior to July 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , or APB 25, and Financial Accounting Standards Board Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25 , and had adopted the disclosure only provisions of Statement of Financial Accounting Standards, or SFAS No. 123, Accounting for Stock-Based Compensation , or SFAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure , or SFAS 148.

          In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment , or SFAS 123(R), using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards newly granted, modified, repurchased or cancelled, after the adoption date. Under this transition method, our stock-based compensation expense recognized beginning July 1, 2006 is based on the grant date fair value of stock option awards we grant or modify after July 1, 2006. Prior to and during fiscal year 2007, we categorized our options into two classes. Class One includes all options granted with standard four-year vesting and no ability to exercise prior to vesting. Class Two includes options granted with standard four-year vesting but allow for early exercisability. We discontinued granting Class Two options as of June 30, 2007. We recognize stock-based compensation expense for both Class One and Class Two on a straight-line basis over the options’ expected vesting terms, generally four years. We estimated the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model with the following assumptions:

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

          During 2009, we recorded non-cash stock-based compensation expense of $9.8 million under SFAS 123(R). In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. Our estimated forfeiture rate in the year ended June 30, 2009 was 11.6%. At June 30, 2009, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $23.2 million, net of estimated forfeitures of $7.7 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately three years.

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

          The total valuation allowance increased by approximately $6.5 million in 2009 and was primarily related to the increase in the R&D credit and stock-based compensation and other timing differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred taxes and projected income from operating activities. As of June 30, 2009, management does not believe it is more likely than not that $12.0 million of the $13.7 million net deferred tax assets relating to U.S. federal and state operations are realizable. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in the future period. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

Recent Accounting Pronouncements

          Refer to Note 1 of Notes to Consolidated Financial Statements in this Form 10-K/A for a discussion of the expected impact of recently issued accounting pronouncements.

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

          As discussed in Note 17, the accompanying consolidated financial statements as of June 30, 2009 and 2008 and for the years ended June 30, 2009, 2008 and 2007 have been restated

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2009 (November 5, 2009 as to the effects of the material weakness described in the third paragraph of Management’s Annual Report on Internal Control Over Financial Reporting (as revised)), expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 10, 2009 (November 5, 2009 as to the effects of the restatement discussed in Note 17)

SHORETEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)

	June 30,

	2009 As restated	2008 As restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,819	$68,672
Short-term investments	33,847	34,139
Accounts receivable, net of allowances of $1,330 and $414 as of June 30, 2009 and June 30, 2008, respectively	21,454	21,909
Inventories	11,805	12,008
Prepaid expenses and other current assets	3,110	5,063

Total current assets	144,035	141,791
PROPERTY AND EQUIPMENT - Net	3,475	3,649
OTHER ASSETS	8,114	2,357

TOTAL	$155,624	$147,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,774	$5,952
Accrued liabilities and other	4,494	4,420
Accrued employee compensation	4,895	5,547
Deferred revenue	15,255	13,879

Total current liabilities	32,418	29,798
LONG-TERM LIABILITIES:
Long-term deferred revenue	7,236	4,786
Other long-term liabilities	2,198	—

Total liabilities	41,852	34,584

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	—	—

Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 44,362 and 43,341 shares as of June 30, 2009 and June 30, 2008, respectively	209,102	196,184
Deferred compensation	(54)	(142)
Accumulated other comprehensive income (loss)	136	(76)
Accumulated deficit	(95,412)	(82,753)

Total stockholders’ equity	113,772	113,213

TOTAL	$155,624	$147,797

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2009 As restated	2008 As restated	2007 As restated

	(Amounts in thousands, except per shareamounts)
REVENUE:
Product	$109,555	$110,496	$87,095
Support and services	25,267	18,233	10,732

Total revenue	134,822	128,729	97,827
COST OF REVENUE:
Product	38,149	37,466	29,753
Support and services	11,048	10,036	6,847

Total cost of revenue	49,197	47,502	36,600
GROSS PROFIT	85,625	81,227	61,227
OPERATING EXPENSES:
Research and development	30,724	26,811	17,260
Sales and marketing	44,652	37,869	26,174
General and administrative	19,596	17,645	11,674
Litigation settlement	4,110	—	—

Total operating expenses	99,082	82,325	55,108

INCOME (LOSS) FROM OPERATIONS	(13,457)	(1,098)	6,119
OTHER INCOME (EXPENSE):
Interest income	1,399	4,141	803
Change in fair value of warrants	—	—	(508)
Other	(258)	(40)	(22)

Total other income	1,141	4,101	273

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(12,316)	3,003	6,392
PROVISION FOR INCOME TAXES	(343)	(861)	(408)

NET INCOME (LOSS)	(12,659)	2,142	5,984
ACCRETION OF PREFERRED STOCK	—	—	(50)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(12,659)	$2,142	$5,934

Net income (loss) per common share available to common stockholders:
Basic	$(0.29)	$0.05	$0.69

Diluted	$(0.29)	$0.05	$0.17

Weighted average shares used in computing net income (loss) per share available to common stockholders:
Basic	43,714	42,413	8,565
Diluted	43,714	44,861	35,581

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Redeemable Convertible Preferred Stock		Common Stock and Additional Paid-In- Capital		Deferred Stock Compensation	Note Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

	(Amounts in thousands)
BALANCE - July 1, 2006	23,316	$56,332	9,289	$50,277	$(335)	$(231)	$—	$(90,879)	$(41,168)
Accretion of preferred stock		50		(50)					(50)
Exercise of common stock options			901	573					573
Stock-based compensation expense(1)				2,685	98				2,783
Repayment of note receivable from shareholder						12			12
Vesting of accrued early exercised stock options				228					228
Warrants reclassified to liabilities		(41)
Surrender of common stock for settlement of notes receivable (Note 4)			(58)	(410)		219			(191)
Net income and comprehensive income(1)								5,984	5,984

BALANCE - June 30, 2007(1)	23,316	56,341	10,132	53,303	(237)	—	—	(84,895)	(31,829)
Proceeds from initial public offering, net of offering costs			9,085	77,328					77,328
Preferred stock warrants converted to common stock warrants				549					549
Conversion of preferred stock to common stock	(23,316)	(56,341)	23,316	56,341					56,341
Exercise of warrants			61
Common stock issued under stock-based compensation plans			747	857					857
Stock-based compensation expense(1)				7,336	95				7,431
Vesting of accrued early exercised stock options				220					220
Income tax benefit related to stock option exercises				250					250
Components of comprehensive income:
Unrealized loss on short-term investments							(76)		(76)
Net income(1)								2,142	2,142

Comprehensive income									2,066

BALANCE – June 30, 2008(1)	—	$—	43,341	$196,184	$(142)	$—	$(76)	$(82,753)	$113,213
Common stock issued under stock-based compensation plans			1,021	3,004					3,004
Stock-based compensation expense(1)				9,670	88				9,758
Vesting of accrued early exercised stock options				54					54
Income tax benefit related to stock option exercises				190					190
Components of comprehensive income:
Unrealized gain on short-term investments							212		212
Net loss(1)								(12,659)	(12,659)

Comprehensive loss									(12,447)

BALANCE - June 30, 2009(1)	—	$—	44,362	$209,102	$(54)	$—	$136	$(95,412)	113,772

(1)	As restated.

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2009 As restated	2008 As restated	2007 As restated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,659)	$2,142	$5,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,965	1,606	956
Amortization/Accretion of premium/discount on investments	27	(198)	—
Stock compensation expense	9,758	7,431	2,783
Excess tax benefit from stock options exercised	(190)	(250)	—
Loss on disposal of property and equipment	191	270	38
Increase in fair value of warrants	—	—	508
Deferred tax benefit	—	(1,748)	—
Recovery from settlement of note receivable	—	—	(191)
Provision for doubtful accounts receivable	1,066	245	238
Changes in assets and liabilities:
Accounts receivable	(611)	(2,743)	(8,170)
Inventories	203	(4,951)	(2,401)
Prepaid expenses and other current assets	480	57	(2,520)
Other assets	(85)	(1,880)	(55)
Accounts payable	1,796	(586)	2,034
Accrued liabilities and other	2,332	2,283	463
Accrued employee compensation	(652)	1,761	864
Deferred revenue	3,826	4,714	7,379

Net cash provided by operating activities	7,447	8,153	7,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,842)	(2,407)	(2,106)
Purchase of investments	(35,087)	(51,267)	—
Proceeds from sale/maturities of investments	35,558	17,250	—
Purchase of software licenses and others	(4,123)	—	—
Long-term deposit on operating facility	—	(95)	(118)

Net cash used in investing activities	(5,494)	(36,519)	(2,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, received net of underwriting discounts	—	80,265	—
Initial public offering costs	—	(1,660)	(1,277)
Repayment of capital leases	—	—	(1)
Proceeds from issuance of common stock	3,004	857	573
Repayment of shareholder notes issued in connection with stock option exercises	—	—	12
Excess tax benefit from stock options exercised	190	250	—

Net cash provided by (used in) financing activities	3,194	79,712	(693)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,147	51,346	4,993
CASH AND CASH EQUIVALENTS - Beginning of the year	68,672	17,326	12,333

CASH AND CASH EQUIVALENTS - End of the year	$73,819	$68,672	$17,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,196	$1,398	$697

NONCASH FINANCING AND INVESTING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$56,341	$—
Reclassification of initial public offering costs from other assets to common stock	$—	$2,752	$—
Reclassification of preferred stock warrant liability to common stock	$—	$549	$—
Accretion of preferred stock	$—	$—	$50
Surrender of common stock for settlement of notes receivable	$—	$—	$536
Unpaid portion of property and equipment purchases included in period-end accounts payable	$196	$185	$265
Deferred initial public offering costs included in period-end accounts payable and accrued liabilities	$—	$—	$1,476
Warrants reclassified to liabilities	$—	$—	$41
Vesting of accrued early exercised stock options	$54	$220	$228
Unpaid portion of purchases of other assets included in period-end accounts payable and accrued liabilities	$215	$200	$—

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

          The Company - ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (collectively, the Company”) provide enterprise internet protocol (IP”) telecommunications systems. The Company sells systems that generally include hardware, software licenses, post-contractual customer support and, in some cases, additional elements, such as training, installation and other professional services.

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

          Fiscal Year End - The Company operates on a fiscal year ending June 30.

          Subsequent Event - The Company has evaluated events and transactions subsequent to June 30, 2009 through September 10, 2009, the date of issuance of Consolidated Financial Statements (original filing). During the period from July 1, 2009 to September 10, 2009, the Company did not have any material subsequent events.

          Consolidation - The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries located in Germany, the United Kingdom and Australia. All transactions and balances between the parent and the subsidiaries have been eliminated in consolidation. The functional currency of the subsidiaries is the U.S. dollar. Functional currency monetary assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income (expenses), net.

          Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The use of estimates are included in certain areas including revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory and other assets valuation, and accounting for income taxes. Actual results could differ from those estimates.

          Certain Significant Risks and Uncertainties - The Company participates in a dynamic high-technology industry. Changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: reliance on sole-source suppliers; general economic conditions; advances and trends in new technologies; competitive pressures; changes in the overall demand for its future products; acceptance of the Company’s products; litigation or claims against the Company based on intellectual property, patent, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

          Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalent, short-term investments and accounts receivable. As of June 30, 2009, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from the customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2009 and 2008, no enterprise customer or channel partner comprised more than 10% of total accounts receivable.

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

          Dependence on Suppliers - The Company depends in part upon contractors to manufacture, assemble, and deliver items in a timely and satisfactory manner. The Company obtains certain components and subsystems from a single or a limited number of sources. A significant interruption in the delivery of such items or the demise of a supplier could have a material adverse effect on the Company’s operations.

          Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

          Investments - The Company’s short-term investments are comprised of U.S. Government agency securities, corporate notes and commercial paper. These investments are held in the custody of three major financial institutions. The specific identification method is used to determine the cost basis of fixed income securities disposed of. At June 30, 2009 and 2008, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

          The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,

	2009	2008	2007

Allowance for doubtful accounts - beginning	$414	$320	$378
Current period provision	1,066	245	238
Write-offs charged to allowance (net of recoveries)	(150)	(151)	(296)

Allowance for doubtful accounts - ending	$1,330	$414	$320

          Inventories - Inventories, which consist principally of raw materials, finished goods and inventory in process/transit, are stated at the lower of cost or market, with cost being determined under a standard cost method that approximates first-in, first-out.

          Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the lease term.

          Long-Lived Assets - The Company evaluates the carrying value of long-lived assets to be held and used including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

          Revenue Recognition - The Company’s revenue is related to the sale of enterprise IP telecommunications systems, which include hardware, primarily phones and voice switches, and software components and may also include training, installation and post-contractual support for the products. The Company’s business strategy is centered on selling to enterprise customers through channel partners, rather than directly. Hence, sales transactions are generally made to a channel partner. Certain larger enterprise customers prefer to purchase directly from the Company. Many of these large account sales are channel partner-assisted and the Company compensates the channel partner in much the same way as if the channel partner had made the sale directly. The compensation to the channel partner is recorded as an offset to the revenues associated with the direct sale to the enterprise customer.

          Product Revenue. The Company’s software is integrated with hardware and is essential to the functionality of the integrated system product. Revenue is recognized for these sales in accordance with Statement of Position (SOP) No. 97-2,Software Revenue Recognition, as amended, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, as applicable, depending on whether the hardware is sold in a multiple-element arrangement with software and post-contractual support or on a stand alone basis if the customer purchases hardware, software, or post- contractual support separately. At the initial purchase, the customer generally bundles together the hardware, software components and up to five years of post-contractual support. Thereafter, if the enterprise customer increases end users and functionality, it may add more hardware, software, and related post-contractual support by purchasing them separately. The Company evaluates vendor-specific objective evidence (VSOE) of fair value for post-contractual support, installation services and training, and other undelivered elements as noted below.

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

          Post-Contractual Support. The Company’s support and service revenues are primarily derived from post-contractual support. The Company accounts for post-contractual support revenues based on SOP 97-2, which states that if an arrangement includes multiple elements, the fee should be allocated to the various elements based on vendor-specific objective evidence of fair value, regardless of any separate prices stated within the contract for each element. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support through prior renewals of post-contractual support from existing customers, which establishes a price based on a stand alone sale. To determine the fair value of the price charged, we analyze both the selling prices when elements are sold separately as well as the concentrations of those prices. We believe those concentrations have been sufficient to enable us to establish VSOE of fair value for the post-contract support revenues.

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

          Warranties - In November 2002, the Financial Accounting Standard Board (FASB) issued Financial Interpretation (FIN) No. 45 (FIN 45),Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosures of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other obligations undertaken in issuing a guarantee.

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

          The change in accrued warranty expense is summarized as follows (in thousands):

	June 30,

	2009	2008	2007

Accrued warranty balance - beginning	$239	$167	$206
Current period accrual	292	313	512
Warranty expenditures charged to accrual	(270)	(241)	(416)
Adjustment to estimate	—	—	(135)

Accrued warranty balance - ending	$261	$239	$167

          Research and Development Costs - Research and development expenditures, which include software development costs, are expensed as incurred. Software development costs incurred subsequent to the time a product’s technological feasibility has been established through the time the product is available for general release to customers are subject to capitalization.

          Income Taxes - The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109,Accounting for Income Taxes. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit of which future realization is uncertain.

          Stock-Based Compensation - On July 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123R),Share-Based Payment, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company elected to use the Prospective Transition method such that SFAS 123R applies to new awards and to awards modified, repurchased or canceled after the effective date. The Company has a stock-based employee compensation plan (Option Plan). Generally, stock options granted to employees vest 25% one year or 50% two years from the grant date and 1/48 each month thereafter, and have a term of ten years.

          The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2009, 2008, and 2007 (in thousands):

	Year Ended June 30,

	2009	2008	2007

Cost of product revenue	$113	$74	$14
Cost of support and services revenue	799	545	109
Research and development	2,829	2,005	420
Sales and marketing	3,468	2,447	581
General and administrative	2,549	2,360	1,659

Total stock-based compensation expense	$9,758	$7,431	$2,783

          The income tax benefit associated with stock-based compensation expense for the year ended June 30, 2009 and June 30, 2008 was $0.2 million and $1.4 million, respectively. The income tax benefit for year ended June 30, 2007 was not significant.

          The Company accounts for stock issued to non-employees in accordance with the provisions of EITF Issue No. 96-18,Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company uses the Black-Scholes option-pricing model to value options granted to non-employees. The related expense is recorded over the period in which the related services are received.

          Foreign currency translation - The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs, however, the majority of sales transactions are denominated in U.S. dollars. Foreign currency denominated sales, costs and expenses are recorded at the average exchange rates during the year. Gains or losses resulting from foreign currency transactions are included in other income in the consolidated statements of operations.

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

          Recent Accounting Pronouncements -In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles -a replacement of SFAS 162 (SFAS No. 168), establishing codification, which integrates and categorizes all guidance by standard setters within levels A through D of the previous GAAP hierarchy. SFAS No. 168 will replace all existing GAAP for non-governmental entities and will establish a new hierarchy of GAAP, both authoritative and non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company beginning in the first quarter of its fiscal year 2010. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.

          In May 2009, the FASB issued SFAS No. 165,Subsequent Events (SFAS No. 165), which updates previous guidance under GAAP by replacing type 1” and type 2” with recognized” and unrecognized,” and requires disclosure in financial statements of the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company beginning in the fourth quarter of its fiscal year 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

          In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP 115-2/124-2 did not have a material impact on the Company’s consolidated results of operations and financial condition.

          In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s financial position, results of operations or cash flow.

          In February 2007, the FASB issued SFAS No. 159,The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has adopted SFAS 159 beginning July 1, 2008 and did not elect the fair value option to measure eligible financial assets and financial liabilities.

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

2. BALANCE SHEET COMPONENTS

          Balance sheet components consisted of the following:

	As of June 30,

	2009	2008

	(Amounts in thousands)
Inventories:
Raw materials	$398	$—
Inventory in process/transit	962	253
Finished goods	10,445	11,755

Total inventories	$11,805	$12,008

Prepaid expenses and other current assets:
Prepaid expenses	$2,435	$2,614
Deferred cost of revenue	315	701
Deferred taxes	360	1,748

Total prepaid expenses and other current assets	$3,110	$5,063

Property and equipment:
Computer equipment and tooling	$5,281	$4,656
Software	1,086	943
Furniture and fixtures	1,064	759
Leasehold improvements & others	387	298

Total property and equipment	$7,818	$6,656
Less accumulated depreciation and amortization	4,343	3,007

Property and equipment – Net	$3,475	$3,649

Deferred revenue:
Product	$988	$2,410
Support and services	21,503	16,255

Total deferred revenue	$22,491	$18,665

The following is a summary of the Company’s long-term other assets (in thousands):

	June 30, 2009			June 30, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Licensed technology	$1,760	$(57)	$1,703	$—	$—	$—
Purchased technology	2,578	(74)	2,504	100	—	100

Other intangible assets	$4,338	$(131)	4,207	$100	$—	100

Prepaid royalties			2,285			1,999
Deferred tax asset			1,388			—
Deposits and other			234			258

Total other assets			$8,114			$2,357

The intangible assets are all amortizable and have original estimated useful lives as follows:

•	Licensed technology five to six years; and

•	Purchased technology — three to five years

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the succeeding five years is as follows: 2010: $0.3 million; 2011: $1.2 million; 2012: $1.2 million; 2013: $1.2 million; 2014: $0.3 million.

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

4. FAIR VALUE MEASUREMENTS

          On July 1, 2008, the Company adopted Statement of Financial Accounting Standards 157, Fair Value Measurements,” (SFAS No. 157). SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the Company considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

          The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share available to common stockholders:

	Year Ended June 30,

	2009	2008	2007

	(In thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$(12,659)	$2,142	$5,934

Denominator:
Weighted average common shares outstanding	43,756	42,852	9,713
Weighted average common shares subject to repurchase	(42)	(439)	(1,148)

Weighted average common shares outstanding (basic)	43,714	42,413	8,565
Effect of dilutive securities:
Weighted average common shares subject to repurchase	—	439	1,148
Common equivalent shares from employee stock plans	—	2,009	2,484
Common equivalent shares from common stock warrants	—	—	68
Conversion of redeemable convertible preferred stock	—	—	23,316

Weighted average common shares outstanding (diluted)	43,714	44,861	35,581
Net income (loss) per common share available to common stockholders:
Basic	$(0.29)	$0.05	$0.69

Diluted	$(0.29)	$0.05	$0.17

          Anti-dilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 7.7 million, 3.1 million, and 0.4 million for the years ended June 30, 2009, 2008, and 2007 respectively.

6. INCOME TAXES

          The components of income (loss) before income taxes consist of (in thousands):

	June 30,

	2009	2008	2007

Domestic	$(12,462)	$2,928	$6,326
Foreign	146	75	66

Total	$(12,316)	$3,003	$6,392

          The provision for income taxes consists of the following for the years ended June 30 (in thousands):

	Year Ended June 30,

	2009	2008	2007

Current:
Federal	$100	$2,430	$178
State	165	207	199
Foreign	78	(28)	31

	343	2,609	408

Deferred:
Federal	—	(1,667)	—
State	—	—	—
Foreign	—	(81)	—

	—	(1,748)	—

Total	$343	$861	$408

          The difference between the income tax provision and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows for the years ended June 30 (in thousands):

	June 30,

	2009	2008	2007

Income tax provision at federal statutory rate	$(4,187)	$1,021	$2,173
Elimination of NOL and R&D tax credit carryforwards	—	26,939	1,569
Stock-based compensation	71	1,326	455
Credits	(2,162)	(1,032)	(1,467)
State taxes	118	206	668
Other	(15)	(49)	531
Increase (decrease) in valuation allowance	6,518	(27,550)	(3,521)

Total	$343	$861	$408

          Significant components of deferred tax assets consist of the following as of June 30 (in thousands):

	June 30,

	2009	2008

Net operating loss carryforwards	$31	$26
Tax credit carryforwards	2,615	1,666
Other	11,057	5,493

Total deferred tax assets	13,703	7,185
Less valuation allowance	(11,955)	(5,437)

Net deferred tax assets	$1,748	$1,748

          During the year ended June 30, 2009, the increase in valuation allowance of $6.5 million was primarily related to the increase in the R&D credit, stock-based compensation and other timing differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of June 30, 2009, management does not believe it is more likely than not that $12.0 million of the $13.7 million net deferred tax assets relating to U.S. federal and state operations are realizable. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

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

          Under APB Opinion No. 23, Accounting for Income Taxes - Special Areas”, the undistributed earnings from the foreign subsidiaries’ are not subject to a U.S. tax provision because it is Company’s intention to permanently reinvest such undistributed earnings outside of the United States. APB Opinion No. 23 requires that the Company evaluates its circumstances and reassesses this determination on a periodic basis. As of June 30, 2009, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

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

8. STOCK-BASED COMPENSATION

     Determining Fair Value of Stock Compensation

          Valuation and amortization method - The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

          Expected Term - The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB 110 to compute expected term. The

Company’s stock plan provides for a 10 year term to expiration. Prior to and during fiscal year 2007, the Company categorized option grants into two classes. Class One includes all options issued with standard four year vesting and no ability to exercise prior to vesting. Class Two includes options granted that have the same four year vesting provision but allow for early exercisability. The Company discontinued granting Class Two options as of June 30, 2007. The options in Class One vest over four years with a one or two year cliff. Based on the above, the Company computed an expected term of 6.08 years for the one year cliff and 6.46 for the two year cliff under the simplified method. The options in Class Two are early exercisable at the discretion of the option holder and vest over 4 years with a one or two year cliff. For Class Two, the Company assumed an expected term of 4 years based, in part, on the history of prior exercises for this class of optionees.

          On January 2, 2009, the Company filed with the SEC a Schedule TO with respect to the proposed stock option exchange program under which U.S. employees holding stock options with exercise prices greater than $9.50 per share could tender their options in exchange for an equivalent number of new stock options to be granted under the 2007 Equity Incentive Plan (Tender Offer”). The Tender Offer was subject to approval by the Company’s stockholders and such approval was obtained at a Special Meeting of Stockholders held on February 2, 2009. The new stock options will vest on a four-year schedule, with either (1) 25% of the shares subject to the option vesting on the first anniversary of the date of grant, and the remainder vesting ratably on a monthly basis over the next three years or (2) 50% of the shares subject to the option vesting on the second anniversary of the date of grant, and the remainder vesting ratably on a monthly basis over the next two years. The vesting schedule would be determined based on the vesting schedule of the surrendered option. The new stock options have a 7 year term to expiration. The expected term of the new stock options ranged from 4.58 to 4.76 years. See note 9 for additional information related to the Tender Offer.

          Expected Volatility - The Company estimates volatility for option grants by evaluating the average historical volatility of its peer group for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term. The Company has estimated future volatility based on its peer group, as it does not have enough history to calculate its own volatility. Management believes historical volatility to be the best estimate of future volatility. Volatility will be analyzed on an annual basis unless management becomes aware of events that would indicate more frequent analysis is necessary.

          Risk-Free Interest Rate - The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

          Expected Dividend - The Company has not issued dividends to date and does not anticipate issuing dividends.

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

          SFAS 123(R) requires that the Company recognize compensation expense only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. The estimated forfeiture rate in the year ended June 30, 2009 was 11.6%. As of June 30, 2009, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $23.2 million, net of estimated forfeitures of $7.7 million. This cost will be amortized on a straight-line basis over a weighted average period of approximately three years.

9. STOCK OPTION PLAN

          The 1997 stock option plan (the 1997 Plan”), as amended, provides for granting incentive stock options (ISOs”) and nonqualified stock options (NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price. (Class Two Options”). During 2009, 1,167 unvested shares were repurchased. There were no repurchases of unvested shares in 2008. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

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

          During fiscal year 2006 the Company had outstanding loans to certain executives and employees pursuant to the 1997 Plan for the purchase of stock upon the exercise of incentive stock options in the aggregate amounts of $231,000. The loan agreements allow the Company to repurchase the unvested shares within 60 days of termination at a price equal to the original exercise price. The loans bear interest at rates ranging from 6.4% - 8.0% per annum and are due upon the earlier of termination of employment or four years from the option exercise date. All loans were due by June 30, 2006. In fiscal 2002, as part of his termination settlement, the Company repurchased unvested shares and amended the terms of the remaining notes issued to the former CEO, such that they are nonrecourse. In March 2003, the Company amended the terms of the loans, such that they are nonrecourse. Of the 271,790 shares purchased, 127,418 were unvested at the time of the note amendments. Due to the conversion of these full recourse notes to non-recourse, the deemed new awards were subject to variable accounting until the loans were settled. As such, additional stock-based compensation expense was recorded to the extent the Company’s share price appreciated above the value for which the Company had already recorded compensation charges. Stock-based compensation expense recorded for these awards in fiscal 2009, 2008, and 2007 was $0, $0 and $1,377,000, respectively.

          The 2007 Equity Incentive Plan (the 2007 Plan”), as amended, provides for grants of incentive common stock options (ISOs”) and nonqualified common stock options (NSOs”) to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock are reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. In February 2008, pursuant to the automatic increase provisions of the 2007 Plan, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 2007 Plan by 2.1 million and 2.2 million in 2008 and 2009, respectively. In accordance with the 2007 Plan, the stated exercise price of ISOs and NSOs shall not be less than 100% and 85%, respectively, of the estimated fair market value of common stock on the date of grant, as determined by the Board of Directors. Additionally, the 2007 Plan provides for automatic annual increases of shares available for issuance of up to 5% of the number of common shares then outstanding. The 2007 Plan provides that the options shall be exercisable over a period not to exceed ten years. During fiscal 2009 and 2008 the Company granted options for 4,889,000 and 3,518,000 shares of common stock, respectively, under its 2007 Plan. The 4,889,000 options granted during fiscal 2009 include 3,215,000 shares issued under a Tender Offer.

          Tender Offer

          On January 2, 2009, the Company filed with the SEC a Schedule TO with respect to the proposed stock option exchange program under which U.S. employees holding stock options with exercise prices greater than $9.50 per share could tender their options in exchange for an equivalent number of new stock options to be granted under the 2007 Equity Incentive Plan (Tender Offer”).

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

          The Company accepted for exchange, options to purchase an aggregate of 3,215,000 shares of the Company’s common stock from 212 eligible participants, representing 99% of the shares subject to options that were eligible to be exchanged in the Tender Offer. Upon the terms and subject to the conditions set forth in the Tender Offer, the Company issued new options to purchase an aggregate of 3,215,000 shares of the Company’s common stock at an exercise price of $4.82 in exchange for the options surrendered in the Tender Offer. The fair value of the new options was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options awarded on February 2, 2009, the date of cancellation. The incremental compensation cost was measured as the excess of the fair value of the old options over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The incremental cost of the 3,215,000 options was $3.9 million, which included estimated forfeitures of $0.9 million, for a net incremental cost of $3.0 million. The $14.8 million remaining unamortized expense of the original options and the $3.0 million incremental compensation cost for the new options will be recognized as stock-based compensation expense ratably over the vesting period of the new options. As would be the case with eligible options, in the event that any of the new options are forfeited prior to their vesting due to termination of service, the stock-based compensation cost for the forfeited new options will not be recorded. In the event that any of the new options are forfeited, due to termination of service, prior to vesting under the terms of the new grants, stock-based compensation costs will not be recorded for the unvested incremental portion of the option; furthermore, stock-based compensation costs will be recorded for the original portion of the option up to an including the termination of service date.

          A summary of the activity under the Company’s 1997 and 2007 Option Plans is presented below:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price

Outstanding - July 1, 2006	923	3,078	$0.60
Shares authorized	6,030	—	—
Options granted - Class 1 (weighted average fair value of $6.02 per share)	(2,094)	2,094	8.89
Options granted - Class 2 (weighted average fair value of $5.00 per share)	(530)	530	2.75
Options exercised	—	(901)	0.64
Options canceled	175	(175)	1.07

Outstanding - June 30, 2007	4,504	4,626	4.57

Shares authorized	2,137	—	—
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(1,192)	—	—
Options granted (weighted average fair value of $7.00 per share)	(3,518)	3,518	11.56
Options exercised	—	(597)	0.62
Options canceled/forfeited	372	(372)	7.47
Restricted stock awards (See note 11)	(101)	—	—

Outstanding - June 30, 2008	2,202	7,175	8.18

Shares authorized	2,190	—	—
Cancelled shares under the 1997 Option Plan	(65)	—	—
Options granted (weighted average fair value of $5.72 per share)	(4,327)	4,327	4.87
Options exercised	—	(395)	1.55
Options repurchased	1	—	—
Options canceled/forfeited	3,851	(3,851)	12.66
Restricted stock awards (See note 11)	(562)	—	—
Restricted stock canceled	69	—	—

Outstanding - June 30, 2009	3,359	7,256	$4.19

Options exercisable at June 30, 2009		2,054	$2.27

Vested and expected to vest at June 30, 2009		6,268	$4.07

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

          The following table summarizes information about outstanding and exercisable options at June 30, 2009:

	As of June 30, 2009

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

	(Amounts in thousands, except per share data)
$0.10 - 0.40	773	5.26	$0.31
$0.80 - 1.00	449	6.41	0.88
$2.50 - 3.20	593	7.14	3.12
$3.50 - 4.56	464	8.99	3.93
$4.82	3,166	6.62	4.82
$4.93 - 5.08	814	8.68	4.96
$5.25 - 6.87	800	8.97	5.60
$11.30 - 11.40	171	7.85	11.36
$12.55 - 13.73	22	8.18	13.05
$15.41	4	8.37	15.41

Total Outstanding	7,256	7.18	$4.19	$28,388

Exercisable	2,054	6.44	2.27	12,122
Vested and expected to vest	6,268	6.85	$4.07	$25,296

10. EMPLOYEE STOCK PURCHASE PLAN

          The Company has an Employee Stock Purchase Plan (the ESPP”), under which eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st and November 1st, each year. Employees purchase shares in the purchase period at 90% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower.

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

          Restricted stock award and restricted stock unit activity for the year ended June 30, 2009 is as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - July 1, 2008	70
Awarded	562
Released	(56)
Forfeited	(69)

Outstanding - June 30, 2009	507	1.87	$4,053

Vested and expected to vest at June 30, 2009	405	1.76	$3,240

          Restricted stock award and restricted stock unit activity for the year ended June 30, 2008 is as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - July 1, 2007	—
Awarded	101
Released	(31)
Forfeited	—

Outstanding - June 30, 2008	70	2.42	$309

Vested and expected to vest at June 30, 2008	53	2.35	$236

          The weighted-average grant-date fair value of restricted stock awards granted during fiscal 2009, 2008 and 2007 was $3.0 million, $0.5 million and $0, respectively. As of June 30, 2009, total unrecognized compensation cost related to restricted stock units granted to employees and directors was $1.8 million, net of estimated forfeitures.. The Company expects to recognize the expense related to restricted stock units on a straight-line basis over a weighted-average vesting period of approximately 3 years.

12. LITIGATION, COMMITMENTS AND CONTINGENCIES

     Litigation - The Company was a party to the following lawsuits during the year ended June 30, 2009:

     Mitel Litigation.

          Mitel Patent Litigation. On June 27, 2007, a lawsuit was filed against the Company by Mitel Networks Corporation in the United States District Court for the Eastern District of Texas. Mitel alleged that the Company infringed four of its U.S. patents: U.S. Patent No. 5,940,834, entitled Automatic Web Page Generator,” U.S. Patent No. 5,703,942 entitled Portable Telephone User Profiles Using Central Computer,” U.S. Patent No. 5,541,983 entitled Automatic Telephone Feature Selector” and U.S. Patent No. 5,657,446 entitled Local Area Communications Server.” On August 21, 2007, Mitel filed an amended complaint, which alleges that the Company infringed two additional U.S. patents held by Mitel: U.S. Patent No. 5,007,080, entitled Communications System Supporting Remote Operations,” and U.S. Patent No. 5,657,377, entitled Portable Telephone User Profiles.” The lawsuit included claims that relate to components or features that are material to the Company’s products. In relation to its claims under each patent, Mitel sought a permanent injunction against infringement, attorney’s fees and compensatory damages. On July 31, 2007, the Company filed counterclaims in the Eastern District of Texas. In addition to denying all of Mitel’s claims of patent infringement, the counterclaims allege that Mitel’s IP phone systems, including the Mitel 3300 IP Communications Platform, infringed ShoreTel’s U.S. Patent No. 7,167,486 B2 entitled Voice Traffic Through a Firewall.”

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

          On April 24, 2009, the Company and Mitel entered into a confidential definitive agreement to settle the litigation between them. Under the terms of the agreement, the parties agreed to dismiss the patent litigation and trade libel litigation. Both matters were dismissed with prejudice on May 8, 2009. The agreement calls for the Company to make payments totaling $5.0 million over four years. The present value of the payments was calculated to be $4.6 million, of which $0.5 million was estimated to be the value of the future right to use the technology covered by such patents and was recorded as a long term licensed technology asset that will be amortized to cost of revenue over approximately six years, which is the life of the patents. The remaining amount of $4.1 million was recorded as litigation settlement cost in the Company’s consolidated statements of operations for the year ended June 30, 2009.

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

          Leases - The Company leases its facilities under non-cancelable operating leases which expire at various times through 2015. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. On July 16, 2009, the Company entered into an amendment of the lease for the corporate headquarters. The existing lease was scheduled to expire on October 31, 2009 and the amendment extends the term of the existing lease to September 30, 2014. The Company has included in the summary below, the incremental obligation of $4.8 million to the total lease commitment.

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

     Purchase commitments - As of June 30, 2009, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $21.2 million.

          Indemnification - Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify and defend its customers against infringement of any patent, trademark, or copyright of any country or the misappropriation of any trade secret, arising from the customers’ legal use of the Company’s services. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under pertinent agreements. However, certain indemnification provisions potentially expose the company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company or its customers pertaining to such indemnification provisions and no amounts have been recorded.

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

13. EMPLOYEE BENEFIT PLAN

          The Company adopted a defined contribution retirement plan which has been determined by the Internal Revenue Service (IRS”) to be qualified as a 401(k) plan (the Plan”). The Plan covers substantially all employees. The Plan provides for voluntary tax deferred contributions of 1 - 20% of gross compensation, subject to certain IRS limitations. Based on approval by the Board of Directors, the Company may make matching contributions to the Plan. No matching contributions have been made since inception of the Plan.

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

16. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net income (loss) and earnings per share by quarter for the years ended June 30, 2009 and 2008. This data was derived from the Company’s unaudited consolidated financial statements.

Subsequent to the issuance of the Company’s unaudited interim Condensed Consolidated Financial Statements for the periods ended September 30, 2008 and 2007, December 31, 2008 and 2007 and March 31, 2009 and 2008, the Company identified errors in stock-based compensation expense as disclosed in Note 17. The Company will restate its unaudited interim Condensed Consolidated financial statements on Form 10-Qs prospectively during fiscal year 2010 to reflect the adjustments shown below.

	Three Months Ended

	Jun. 30, 2009 As previously disclosed	Mar. 31, 2009 As previously disclosed	Dec. 31, 2008 As previously disclosed	Sep. 30, 2008 As previously disclosed	Jun. 30, 2008 As previously disclosed	Mar. 31, 2008 As previously disclosed	Dec. 31, 2007 As previously disclosed	Sep. 30, 2007 As previously disclosed

	(In thousands, except per share amounts)

Total revenue	$32,390	$31,237	$35,335	$35,860	$34,704	$31,489	$30,561	$31,975

Gross profit	20,519	19,932	22,304	22,960	21,697	19,518	19,657	20,412

Net income (loss)	(688)	(7,003)	(1,945)	(2,160)	(47)	(1,714)	1,837	2,557

Basic net income (loss) per share available to common stockholders	$(0.02)	$(0.16)	$(0.04)	$(0.05)	$—	(0.04)	$0.04	$0.06

Diluted net income (loss) per share available to common stockholders	$(0.02)	$(0.16)	$(0.04)	$(0.05)	$—	$(0.04)	$0.04	$0.06

	Three Months Ended

	Jun. 30, 2009 As restated	Mar. 31, 2009 As restated	Dec. 31, 2008 As restated	Sep. 30, 2008 As restated	Jun. 30, 2008 As restated	Mar. 31, 2008 As restated	Dec. 31, 2007 As restated	Sep. 30, 2007 As restated

	(In thousands, except per share amounts)

Total revenue	$32,390	$31,237	$35,335	$35,860	$34,704	$31,489	$30,561	$31,975

Gross profit	20,508	19,883	22,282	22,952	21,674	19,510	19,644	20,399

Net income (loss)	(735)	(7,347)	(2,339)	(2,238)	(322)	(1,793)	1,775	2,482

Basic net income (loss) per share available to common stockholders	$(0.02)	$(0.17)	$(0.05)	$(0.05)	$(0.01)	(0.04)	$0.04	$0.06

Diluted net income (loss) per share available to common stockholders	$(0.02)	$(0.17)	$(0.05)	$(0.05)	$(0.01)	$(0.04)	$0.04	$0.06

17. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

          Subsequent to the issuance of the consolidated financial statements for the year ended June 30, 2009, the Company identified errors in stock-based compensation expense for fiscal years ended June 30, 2009, 2008 and 2007. The errors were identified after the Company’s third-party software provider notified its clients, including the Company, that it made a change to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software calculated stock-based compensation expense by incorrectly continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date rather than reflecting actual forfeitures as vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. Thus, this accounting error relates to the timing of stock-based compensation expense.

          The Company determined that the aggregate stock-based compensation expense error related to the periods discussed above totaled $1.5 million. To correct these errors, the Company has recorded additional non-cash stock-based compensation expense of $0.9 million in fiscal 2009, $0.5 million in fiscal 2008 and $0.1 million in fiscal 2007.

          The cumulative effect of the stock-based compensation adjustments on the consolidated balance sheets for the years ended 2009, 2008 and 2007 resulted in an increase in additional paid-in capital offset by a corresponding change in accumulated deficit which resulted in no net effect on stockholders’ equity. Further, the error does not impact revenue or cash and cash equivalents.

          The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

Consolidated Balance Sheets (in thousands)

	June 30, 2009		June 30, 2008

	As previously reported	As restated	As previously reported	As restated

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Common and additional paid-in capital	$207,651	$209,102	$195,596	$196,184
Accumulated deficit	$(93,961)	$(95,412)	$(82,165)	$(82,753)
Total stockholders’ equity	$113,772	$113,772	$113,213	$113,213
Total liabilities and stockholders’ equity	$155,624	$155,624	$147,797	$147,797

Consolidated Statements of Operations (in thousands, except per share amounts):

	Year ended June 30, 2009		Year ended June 30, 2008		Year ended June 30, 2007

	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Cost of Revenue:
Product	$38,142	$38,149	$37,451	$37,466	$29,751	$29,753
Support and services	$10,965	$11,048	$9,994	$10,036	$6,837	$6,847
Total cost of revenue	$49,107	$49,197	$47,445	$47,502	$36,588	$36,600
Gross Profit	$85,715	$85,625	$81,284	$81,227	$61,239	$61,227
Operating expenses:
Research and development	$30,587	$30,724	$26,691	$26,811	$17,224	$17,260
Sales and marketing	$44,306	$44,652	$37,780	$37,869	$26,126	$26,174
General and administrative	$19,306	$19,596	$17,420	$17,645	$11,673	$11,674
Total operating expenses	$98,309	$99,082	$81,891	$82,325	$55,023	$55,108
Income (loss) from operations	$(12,594)	$(13,457)	$(607)	$(1,098)	$6,216	$6,119
Income (loss) provision for before income taxes	$(11,453)	$(12,316)	$3,494	$3,003	$6,489	$6,392
Net income (loss)	$(11,796)	$(12,659)	$2,633	$2,142	$6,081	$5,984
Net income (loss) available to common stockholders	$(11,796)	$(12,659)	$2,633	$2,142	$6,031	$5,934
Net income (loss) per common share available to common stockholders
Basic	$(0.27)	$(0.29)	$0.06	$0.05	$0.70	$0.69
Diluted	$(0.27)	$(0.29)	$0.06	$0.05	$0.17	$0.17

Consolidated Statements of Cash Flows (in thousands):

	Year ended June 30, 2009		Year ended June 30, 2008		Year ended June 30, 2007

(in thousands)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Net income (loss)	$(11,796)	$(12,659)	$2,633	$2,142	$6,081	$5,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	8,895	9,758	6,940	7,431	2,686	2,783
Net cash provided by operating activities	7,447	7,447	8,153	8,153	7,910	7,910

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          In connection with the restatement described in Note 17 to our consolidated financial statements, our Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in our internal control over financial reporting as of June 30, 2009, as more fully described below in “Management’s Annual Report on Internal Control over Financial Reporting (as revised).” Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

Management’s Report on Internal Control Over Financial Reporting (As Revised)

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

          A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when (a) a control necessary to meet the control objective is missing or (b) an existing control is not properly designed so that, even if the control operates as designed, the control objective would not be met. A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or competence to perform the control effectively. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

          In connection with the restatement discussed in Note 17 to the consolidated financial statements, our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based upon this assessment, our management has concluded that, as of June 30, 2009, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP because of the following material weakness:

•

The Company’s controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively. As a result, a material weakness exists in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. This control deficiency led to a misstatement of stock-based compensation expense, which was not prevented or detected on a timely basis, and resulted in a restatement of our 2009, 2008 and 2007 consolidated financial statements.

          We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Our independent registered public accounting firm, which audited the consolidated financial statements included in this amended annual report on Form 10-K/A, has issued an attestation report, included elsewhere herein, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

          As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2009.

Remedial Efforts to Address the Material Weakness

          Subsequent to the identification of the material weakness as described above, the Company has initiated remediation measures to address the material weakness over the calculation of stock-based compensation expense related to the application of the forfeiture rate which includes upgrading to the most current version of the software during second quarter of fiscal 2010, adding a control procedure to test the calculation of the third-party stock-based compensation system reports on a quarterly basis and timely review of the technical updates of the software.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

          To the Board of Directors and Stockholders of ShoreTel, Inc.:

          We have audited the internal control over financial reporting of ShoreTel, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (As Revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

          In our report dated September 10, 2009, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the Company’s previously issued 2009 consolidated financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, as expressed herein, is different from that expressed in our previous report.

          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified as of June 30, 2009, and included in management’s assessment:

•

The Company’s controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively. As a result, a material weakness exists in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. This control deficiency led to a misstatement of stock-based compensation expense, which was not prevented or detected on a timely basis, and resulted in a restatement of the Company’s 2009, 2008 and 2007 consolidated financial statements.

          This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended June 30, 2009, and this report does not affect our report on such financial statements.

          In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2009 of the Company and our report dated September 10, 2009 (November 5, 2009 as to the effects of the restatement discussed in Note 17), expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 10, 2009 (November 5, 2009 as to the effects of the material weakness described in the third paragraph of Management’s Annual Report on Internal Control Over Financial Reporting (as revised))

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

           (a) (1) Financial Statements - See Index to Financial Statements at Page 40 of this Report.

          (2) Financial Statement Schedule - Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes to those financial statements.

          (3) Exhibits - See Exhibit Index at page 75 of this Report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of November, 2009.

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY

Michael E. Healy
Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN W. COMBS	Chairman, President and	November 5, 2009
Chief Executive Officer
John W. Combs	(Principal Executive Officer)

/s/ MICHAEL E. HEALY	Chief Financial Officer	November 5, 2009
(Principal Financial Officer and
Michael E. Healy	Principal Accounting Officer)

/s/ EDWIN J. BASART	Director	November 5, 2009

Edwin J. Basart

/s/ MARK F. BREGMAN	Director	November 5, 2009

Mark F. Bregman

/s/ GARY J. DAICHENDT	Director	November 5, 2009

Gary J. Daichendt

/s/ KENNETH DENMAN	Director	November 5, 2009

Kenneth Denman

/s/ MICHAEL GREGOIRE	Director	November 5, 2009

Michael Gregoire

/s/ CHARLES D. KISSNER	Director	November 5, 2009

Charles D. Kissner

/s/ EDWARD F. THOMPSON	Director	November 5, 2009

Edward F. Thompson

INDEX TO FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts and Reserves

          All required schedules associated with Valuation and Qualifying Accounts and Reserves are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1(1)	Third Restated Certificate of Incorporation of the Registrant

3.2(1)	Second Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Registrant’s Common Stock certificate.

4.2(1)	Seventh Amended and Restated Rights Agreement dated October 20, 2004 by and among the Registrant and certain of its equity holders.

10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.

10.2(1) +	1997 Stock Option Plan and forms of stock option agreement and stock option exercise agreement.

10.3(1) +	2007 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.

10.4(2)+	2007 Employee Stock Purchase Plan.

10.5(4)+	ShoreTel FY 2009 Executive Bonus Plan.

10.6(1) +	Offer Letter, dated as of September 8, 2005, by the Registrant and Joseph A. Vitalone.

10.7(1) +	Offer Letter, dated as of April 13, 2005, by the Registrant and Walter Weisner.

10.8(1)+	Offer Letter, dated April 22, 2007, by the Registrant and Michael E. Healy.

10.9(3)+	Employment Agreement, dated as of January 23, 2008, between the Registrant and Donald Girskis.

10.10(1)	Manufacturing Services Agreement, dated October 28, 2005, between Registrant and Jabil Circuit, Inc.

10.11(7)	Office Lease Oakmead West, dated April 20, 2007, between Registrant and Carr NP Properties, L.L.C.(1), and Amendment No. 1 thereto.

10.12(5)+	Non-employee director compensation guidelines.

10.13(6)+	Form of Retention Incentive Agreement for the Chief Executive Officer, Form of Retention Agreement for the Chief Financial Officer, Form of Retention Agreement for the Other Executive Officers.

21(7)	Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1(7)	Power of Attorney (included on the signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2007.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007 filed on September 27, 2007.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 13, 2008.

(4)	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended June 30, 2008 filed on September 12, 2008.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on February 12, 2008.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on February 9, 2009.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 10, 2009.

+	Management Compensatory Plan or Arrangement

†	Confidential treatment has been granted with respect to selected portions of this agreement has been filed with the Commission.

          (b) Financial Statement Schedules.

          All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.