Form 10-Q
period 2009-09-30
ShoreTel Inc
filed 2009-11-09
CIK 1388133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 3, 2009, 44,457,332 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	Sept. 30, 2009	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,192	$73,819
Short-term investments	29,306	33,847
Accounts receivable, net of allowance of $1,338 and $1,330 as of September 30, 2009 and June 30, 2009, respectively	18,973	21,454
Inventories	13,068	11,805
Prepaid expenses and other current assets	3,536	3,110

Total current assets	147,075	144,035
PROPERTY AND EQUIPMENT — Net	4,140	3,475
OTHER ASSETS	7,925	8,114

TOTAL	$159,140	$155,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,819	$7,774
Accrued liabilities and other	5,503	4,494
Accrued employee compensation	7,070	4,895
Deferred revenue	16,033	15,255

Total current liabilities	35,425	32,418
LONG-TERM LIABILITIES:
Long-term deferred revenue	7,581	7,236
Other long-term liabilities	2,227	2,198

Total liabilities	$45,233	$41,852

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share, authorized 5,000; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 44,444 and 44,362 shares as of September 30, 2009 and June 30, 2009, respectively	211,249	209,102
Deferred stock compensation	(33)	(54)
Accumulated other comprehensive income	229	136
Accumulated deficit	(97,538)	(95,412)

Total stockholders’ equity	113,907	113,772

TOTAL	$159,140	$155,624

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,
	2009	2008 As restated
REVENUE:
Product	$26,843	$30,014
Support and services	6,907	5,846

Total revenue	33,750	35,860

COST OF REVENUE:
Product (1)	9,533	9,990
Support and services (1)	2,584	2,918

Total cost of revenue	12,117	12,908
GROSS PROFIT	21,633	22,952

OPERATING EXPENSES:
Research and development (1)	7,197	7,794
Sales and marketing (1)	12,017	11,173
General and administrative (1)	4,651	6,047

Total operating expenses	23,865	25,014

LOSS FROM OPERATIONS	(2,232)	(2,062)
OTHER INCOME:
Interest income	106	628
Other	22	(196)

Total other income	128	432

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,104)	(1,630)
PROVISION FOR INCOME TAXES	(22)	(608)

NET LOSS	$(2,126)	$(2,238)

Net loss per common share
Basic	$(0.05)	$(0.05)

Diluted	$(0.05)	$(0.05)

Shares used in computing net loss per share
Basic	44,385	43,318
Diluted	44,385	43,318
(1) Includes stock-based compensation expense as follows:

Cost of product revenue	$27	$26
Cost of support and services revenue	111	198
Research and development	638	730
Sales and marketing	699	998
General and administrative	615	838

Total stock-based compensation expense	$2,090	$2,790

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2009	2008 As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,126)	$(2,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	644	450
Amortization (Accretion )of premium/discount on investments	30	(6)
Stock-based compensation expense	2,090	2,790
Loss on disposal of property and equipment	—	65
Provision for doubtful accounts receivable	67	1,010
Changes in assets and liabilities:
Accounts receivable	2,414	783
Inventories	(1,263)	2,044
Prepaid expenses and other current assets	(426)	(69)
Other assets	368	(299)
Accounts payable	(868)	(809)
Accrued liabilities and other	1,045	144
Accrued employee compensation	2,149	(32)
Deferred revenue	1,123	1,862

Net cash provided by operating activities	5,247	5,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,280)	(468)
Purchases of investments	(2,031)	(8,016)
Proceeds from maturities of investments	6,635	14,174
Purchase of software license	(295)	(660)

Net cash provided by investing activities	3,029	5,030

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	97	39

Net cash provided by financing activities	97	39

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,373	10,764
CASH AND CASH EQUIVALENTS — Beginning of period	73,819	68,672

CASH AND CASH EQUIVALENTS — End of period	$82,192	$79,436

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of accrued early exercised stock options	$7	$32
Unpaid portion of property and equipment purchases included in period-end accounts payable	$258	$160
Unpaid portion of purchases of other assets included in period-end accounts payable and accrued liabilities	$240	$—

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying financial statements as of September 30, 2009 and for the three months ended September 30, 2009 and 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K/A, Amendment 1 for the fiscal year ended June 30, 2009.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2009, results of operations for the three months ended September 30, 2009 and 2008, and cash flows for the three months ended September 30, 2009 and 2008, as applicable, have been made. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Computation of Net Loss per Share

Basic net loss per common share available to common stockholders is determined by dividing net loss available to common stockholders by the weighted average number of common shares available to common stockholders during the period. Diluted net loss per common share available to common stockholders is determined by dividing net loss available to common stockholders by the weighted average number of common shares available to common stockholders used in the basic loss per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potentially dilutive securities of 8.0 million and 8.0 million for the three months ended September 30, 2009 and 2008, respectively, were not included in the computation of dilutive net loss per share because to do so would have been anti-dilutive.

Adoption of New Accounting Standards

In the first quarter of fiscal 2010, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:

•

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification”), which is now the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 2009. Additionally, we are using the new guidelines prescribed by the Codification when referring to GAAP, including the elimination of pre-Codification GAAP references unless accompanied by Codification GAAP references.

•	The accounting standard for determining whether instruments granted in share-based payment transactions are participating securities.

•

The FASB amendment to the authoritative guidance related to the disclosures about fair value of financial instruments which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements.

Accounting Standards Issued But Not Yet Effective

In October 2009, the FASB issued an accounting standards update that revises accounting and reporting requirements for arrangements with multiple deliverables. This update requires the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

allocated at the inception of the arrangement to all deliverables based on relative selling prices. This update is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is July 1, 2010. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. We are currently evaluating the impact of adoption of this update on our financial position, results of operations and cash flows.

In October 2009, the FASB issued an accounting standards update that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software is excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This update is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is July 1, 2010. Early adoption is permitted, but this update must be adopted in the same period as, and use the same transition method that is used for, the update described in the prior paragraph. We are currently evaluating the impact of adoption of this update on our financial position, results of operations and cash flows.

Subsequent Event

The Company has evaluated events and transactions subsequent to September 30, 2009 through November 9, 2009, the date of issuance of Consolidated Financial Statements. During the period from October 1, 2009 to November 9, 2009, the Company did not have any material subsequent events.

3. Balance Sheet Details

Balance sheet components consist of the following:

	September 30, 2009	June 30, 2009
	(in thousands)
Inventories
Raw materials	$179	$398
Inventory in process/transit	679	962
Finished goods	12,210	10,445

Total inventories	$13,068	$11,805

Prepaid expenses and other current assets:
Prepaid expenses	$2,936	$2,435
Deferred cost of revenue	240	315
Deferred taxes	360	360

Total prepaid expenses and other current assets	$3,536	$3,110

Property and equipment:
Computer equipment and tooling	$6,456	$5,281
Software	1,091	1,086
Furniture and fixtures	1,073	1,064
Leasehold improvements	388	387

Total property and equipment	9,008	7,818
Less accumulated depreciation and amortization	(4,868)	(4,343)

Property and equipment — net	$4,140	$3,475

Deferred Revenue — current and long-term:
Product	$769	$988
Support and services	22,845	21,503

Total deferred revenue	$23,614	$22,491

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of the Company’s long-term other assets (in thousands):

	September 30, 2009			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed technology	$1,760	$(143)	$1,617	$1,760	$(57)	$1,703
Purchased technology	2,843	(79)	2,764	2,578	(74)	2,504

Other intangible assets	$4,603	$(222)	4,381	$4,338	$(131)	4,207

Prepaid royalties			1,954			2,285
Deferred tax asset			1,388			1,388
Deposits and other			202			234

Total other assets			$7,925			$8,114

Short-term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

As of September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$19,580	$148	$(1)	$19,727
US Government agency securities	$9,497	$82	—	$9,579

Total	$29,077	$230	$(1)	$29,306

As of June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$24,209	$111	—	$24,320
US Government agency securities	9,502	25	—	9,527

Total	$33,711	$136	$—	$33,847

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

As of September 30, 2009	Amortized Cost	Fair Value
Less than 1 year	$—	$—
Due in 1 to 3 years	29,077	29,306

Total	$29,077	$29,306

As of June 30, 2009	Amortized Cost	Fair Value

Less than 1 year	$6,646	$6,677
Due in 1 to 3 years	27,065	27,170

Total	$33,711	$33,847

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

4. Fair Value Disclosure

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•

Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

•

Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The table below sets forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	As of September 30, 2009
Assets	Level 1	Level 2	Level 3	Total
Money market funds	$67,596	$—	$—	$67,596
Corporate notes and commercial paper	—	19,727	—	19,727
US Govt. agency securities	—	9,579	—	9,579

	$67,596	$29,306	$—	$96,902

The above table excludes $14.6 million of cash balances on deposit at banks.

5. Income Taxes

In the three months ended September 30, 2009, the Company recorded an income tax provision of $22,000 compared to an income tax provision of $0.6 million for the three months ended September 30, 2008.

The income tax provision of $22,000 for the three months ended September 30, 2009 represents the tax provision for the profitable jurisdictions based upon income earned during the period while no tax benefit was accrued on the loss jurisdictions. The income tax provision for the three months ended September 30, 2008 of $0.6 million was calculated under the discrete method as management determined that an annual effective tax rate method would not provide a reliable estimate. The negative effective tax rate of (37%) is primarily a result of nondeductible stock compensation expenses, limitations on the utilization of credit carry forward and the impact of the valuation allowance.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The Company has calculated its federal R&D credit accordingly.

We maintain liabilities for uncertain tax positions. As of September 30, 2009, the Company’s total amount of unrecognized tax benefits were $1.7 million as compared to $1.5 million as of June 30, 2009, representing an increase of $0.2 million for the first three months of fiscal 2010. The increase in the total unrecognized tax benefits is primarily due to California research tax credits. None of the total unrecognized tax benefits of the Company, if recognized, would impact the effective tax rate, as the Company has a full valuation allowance on its carryforward attributes.

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

The Company’s only major tax jurisdiction is the United States. The tax years 2000 through 2008 remain open and subject to tax examination by the appropriate governmental agencies in the United States.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Common Stock

Common Shares Reserved for Issuance

At September 30, 2009, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	11,017
Reserved under employee stock purchase plan	677
Conversion of warrants	2

Total	11,696

7. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Expected life of option plan	6.08-6.46 years	6.08-6.46 years
Expected life of ESPP right	0.50 years	0.50 years
Risk-free interest rate for option plan	2.47%	3.11%
Risk-free interest rate for ESPP right	0.27%	1.93%
Volatility for option plan	58%	59%
Volatility for ESPP right	138%	136%
Dividend yield	0%	0%

During the three months ended September 30, 2009 and 2008, the Company recorded non-cash stock-based compensation expense of $2.1 million and $2.8 million respectively, net of forfeitures.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. The estimated forfeiture rate for the three months ended September 30, 2009 and 2008 was 11.5% and 9.7%, respectively. As of September 30, 2009, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $23.0 million, net of estimated forfeitures of $7.6 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately three years.

8. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price (“Class Two Options”). During the three months ended September 30, 2009 and September 30, 2008, zero and 1,167 unvested shares were repurchased, respectively. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

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

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Class Two Options granted under the 1997 Plan to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of September 30, 2009 and June 30, 2009, there were 13,126 and 20,626 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $12,000 and $19,000, respectively, of related recorded liability, which is included in accrued liabilities.

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price
	(Amounts in thousands, except per share amounts)
Outstanding — June 30, 2009	3,359	7,256	$4.19
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(22)	—	—
Options granted — (weighted average grant date fair value of $3.18 per share)	(397)	397	6.68
Options exercised	—	(66)	1.50
Options canceled	183	(183)	4.74
Restricted stock awards (see Note 10)	(123)
Restricted stock cancelled	9

Outstanding — September 30, 2009	3,009	7,404	$4.31

Options exercisable at September 30, 2009		2,087	$2.38

The total pre-tax intrinsic value for options exercised in the three months ended September, 2009 and 2008 was $0.4 million and $0.4 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 22,000 cancelled options that expired under the 1997 Option Plan due to the termination of that plan. These cancelled, expired options have been included in the option activity for the three months ended September 30, 2009.

The following table summarizes information about outstanding and exercisable options at September 30, 2009:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(Amounts in thousands, except years and per share data)
$0.10 — 0.40	734	5.01	$0.31
$0.80 — 1.00	433	6.19	0.87
$2.00 — 3.20	569	6.92	3.12
$3.50 — 4.56	458	8.74	3.92
$4.82	3,018	6.37	4.82
$4.93 — 5.08	812	8.43	4.96
$5.25 — 6.08	788	8.72	5.59
$6.50 — 8.29	400	9.87	6.69
$11.30 — 11.40	169	7.60	11.36
$12.55 — 13.73	19	7.93	13.12
$15.41	4	8.12	15.41

Total Outstanding	7,404	6.80	4.31	$22,801

Exercisable	2,087	5.21	2.38	7,922
Vested and expected to vest	6,492	6.92	$4.22	$24,009

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

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On February 3, 2009 and February 6, 2008, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 438,000 shares and 427,000 shares, respectively, pursuant to the terms of that plan.

As of September 30, 2009, 688,000 shares had been issued under the ESPP and 677,000 shares had been reserved for future issuance.

10. Restricted Stock

Under the 2007 Plan, during the three months ending September 30, 2009, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Restricted stock award and restricted stock unit activity for the three months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Beginning balance	507	70
Awarded	123	416
Released	(19)	(12)
Forfeited	(5)	—

Ending balance	606	474

Information regarding restricted stock units outstanding at September 30, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Shares outstanding	606	1.81 years	$4,717
Shares vested and expected to vest	488	1.70 years	$3,808

11. Litigation, Commitments and Contingencies

Litigation — The Company is a party to the following material litigation:

U.S. Federal Court Class Action Litigation. On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. A second purported class action alleging the same claims was filed on January 29, 2008 and the lawsuits were consolidated. A second consolidated amended class action complaint was subsequently filed on March 2, 2009. The consolidated action is purportedly brought on behalf of those who purchased the Company’s common stock pursuant to the initial public offering on July 3, 2007, purports to allege claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. Management believes that the Company has meritorious defenses to these claims and intends to defend the litigation vigorously. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of September 30, 2009.

California State Court Derivative Action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. On May 6, 2008, the parties stipulated to, and the Court entered an order for, a temporary standstill of the case. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of September, 2009.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2015. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable leases as of September 30, 2009, are as follows (in thousands):

Years Ending June 30,
2010 (remaining 9 months)	$1,082
2011	1,410
2012	1,332
2013	1,166
2014	1,112
2015	280

Total	$6,382

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted herein to U.S. dollars at the interbank exchange rate on September 30, 2009.

Rent expense for the three months ended September 30, 2009 and 2008 was $0.3 million and $0.4 million respectively.

Purchase commitments — As of September 30, 2009 and June 30, 2009, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $17.7 million and $11.9 million, respectively.

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

The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2009	2008
United States	$30,495	$33,609
International	3,255	2,251

Total	$33,750	$35,860

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

13. Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the unaudited Condensed Consolidated Financial Statements for the fiscal quarter ended September 30, 2008, the Company identified an error in stock-based compensation. The error was identified after the Company’s third-party software provider notified its clients, including the Company, that it made a change to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software calculated stock-based compensation expense by incorrectly continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date rather than reflecting actual forfeitures as vested. Thus, this accounting error relates to the timing of stock-based compensation expense.

The Company determined that stock-based compensation expense error related to the three months ended September 30, 2008 was $78,000.

The following tables present the effect of the restatement adjustments by financial statement line item for Statement of Operations and Consolidated Statement of Cash Flows.

Consolidated Statement of Operations (in thousands, except per share amounts):

	Three months ended September 30, 2008
	As previously reported	As restated
Cost of Revenue:
Product	$9,986	$9,990
Support and services	2,914	2,918

Total cost of revenue	12,900	12,908
Gross Profit	22,960	22,952

Operating Expenses:
Research and development	7,786	7,794
Sales and marketing	11,148	11,173
General and administrative	6,010	6,047

Total operating expenses	24,944	25,014

Loss from operations	(1,984)	(2,062)

Loss before provision for income taxes	(1,552)	(1,630)

Net loss	$(2,160)	$(2,238)

Basic net loss per common share	$(0.05)	$(0.05)
Diluted net loss per common share	$(0.05)	$(0.05)

Consolidated Statements of Cash Flows (in thousands):

	Three months ended September 30, 2008
	As previously reported	As restated
Net loss	$(2,160)	$(2,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	2,712	2,790

Net cash provided by operating activities	5,695	5,695

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion reflects the effects of the restatement discussed in Item 1 note 13 – Restatement of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements.

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

We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including to small, medium and large companies and public institutions. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners has more than doubled since June 30, 2004 to over 700 as of September 30, 2009. Channel partners typically purchase our products directly from us. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

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

We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. Most of our enterprise customers are located in the United States. Revenue from international sales has been less than 10% of our total revenue for the three months ended September 2009 and 2008, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

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

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on service, support, specific commitments and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s transactions described above and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at September 30, 2009 was $23.6 million, consisting of $0.8 million of deferred product revenue and $22.8 million of deferred support and services revenues, of which $16.0 million is expected to be recognized within one year.

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

Gross profit for support and services is slightly lower than gross profit for products, and is impacted primarily by personnel costs and labor related expenses. The primary goal of our support and services function is to ensure maximum customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we will be able to improve gross profit for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

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

General and administrative expenses. General and administrative expenses relate to our executive, finance, human resources, legal and information technology organizations. Expenses primarily include personnel costs, professional fees for legal, accounting, tax, compliance and information systems, travel, allowance for doubtful accounts, recruiting expense, software amortization costs, depreciation expense and facilities expenses. In addition, as we expand our business, we expect to increase our general and administrative expenses.

Other income, net. Other income (expense) primarily consists of interest earned on cash and short-term investments and other miscellaneous income (expenses).

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

Critical Accounting Policies and Estimates

We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate doubtful accounts, the calculation of stock-based compensation expense, and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2009 Annual Report on Form 10-K, as amended by Form 10-K/A.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,
	2009	2008
Revenue:
Product	80%	84%
Support and services	20%	16%

Total revenue	100%	100%
Cost of revenue:
Product	28%	28%
Support and services	8%	8%

Total cost of revenue	36%	36%

Gross profit	64%	64%
Operating expenses:
Research and development	21%	21%
Sales and marketing	35%	31%
General and administrative	14%	17%

Total operating expenses	70%	69%

Operating loss	(6)%	(5)%
Other income, net	0%	1%

Loss before provision for income tax	(6)%	(4)%
Provision for income taxes	0%	(2)%

Net loss	(6)%	(6)%

Comparison of the three months ended September 30, 2009 and September 30, 2008

Revenue.

	Three months ended		Change
	September 30, 2009	September 30, 2008
			$	%
(in thousands, except percentages)
Revenue	$33,750	$35,860	$(2,110)	(6)%

The decrease was primarily attributable to decrease in sales of our products. Product revenue was $26.8 million in the three months ended September 30, 2009, a decrease of $3.2 million, or 11%, from $30.0 million in the same period of 2008. The decrease in product revenue was due to a decline in business from new customers mostly due to the economic downturn. This decrease was partially off-set by an increase of $1.1 million or 19% in support and services revenue which was $6.9 million in the three months ended September 30, 2009 compared to $5.8 million in the same period of 2008. The increase was attributable to revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training and installation services.

Cost of revenue and gross profit.

	Three months ended		Change
	September 30, 2009	September 30, 2008
			$	%
	(in thousands, except percentages)
Cost of revenue	$12,117	$12,908	$(791)	(6)%
Gross profit	$21,633	$22,952	$(1,319)	(6)%
Gross profit	64.1%	64.0%

        Support and services gross profit increased from 50.1% in the three months ended September 30, 2008 to 62.6% in the same period of 2009. In the three months ended September 30, 2009, support and services gross profit increased due to support and services revenue increasing by 18% and support and services cost decreasing by 11%, compared to the same period in 2008. The service costs decreased by 11% as the Company deployed employee resources to a lower cost region outside of our California headquarters office. Compensation for support and services employees, the largest category of support and service costs, decreased 12% in the three months ended September 30, 2009, as headcount decreased from 57 employees at September 30, 2008 to 53 employees at September 30, 2009. The increase in support and services gross profit was partially offset by decrease in product gross profit percent from 67% in the three months ended September 30, 2008 to 64% in the three months ended September 30, 2009. The decrease in product gross profit was attributable to a decline in average selling price of our ShoreGear switches of 15% and a decline in our IP Phones of 11%.

Operating expenses.

	Three months ended		Change
	September 30, 2009	September 30, 2008
			$	%
	(in thousands, except percentages)
Research and development	$7,197	$7,794	$(597)	(8)%
Sales and marketing	$12,017	$11,173	$844	8%
General and administrative	$4,651	$6,047	$(1,396)	(23)%

Research and development. The research and development expenses decreased by $0.6 million primarily due to consulting and temporary help, beta program and related expenses, and outside engineering expenses each decreased $0.2 million.

Sales and marketing. The increase in sales and marketing expenses is attributable to commissions, image & branding, travel, channel marketing and advertisement that accounted for $1.0 million, $0.4 million, $0.1 million, $0.1 million and $0.1 million, respectively, of the increase. This increase was partially offset by decrease in trade show expenses of $0.9 million.

General and administrative. General and administrative expenses declined by $1.4 million primarily due to decrease in bad debt expenses, legal expenses, office rent and audit fees of $0.9 million, $0.4 million, $0.2 million and $0.1 million, respectively. The decrease was partially offset by increase in consulting and outside help and tax services of $0.2 million and $0.1 million, respectively.

Other income, net.

	Three months ended		Change
	September 30, 2009	September 30, 2008
			$	%
(in thousands, except percentages)
Other income, net	$128	$432	$(304)	(70)%

The decrease was primarily attributable to decrease in interest income by $0.5 million due to a decline in overall interest rates in the three months ended September 30, 2009 as compared to the same period of 2008. This was partially offset by a net increase in foreign currency exchange translation of $0.2 million in the three months ended September 30, 2009 compared to same period of 2008 due to higher fluctuation in foreign currency exchange rates in the three months ended September 30, 2008 that had resulted in foreign exchange translation losses. We expect that foreign currency exchange rates may be volatile in the near term.

Provision for income taxes.

	Three months ended		Change
	September 30, 2009	September 30, 2008
			$	%
(in thousands, except percentages)
Tax provision	$22	$608	$(586)	(96)%

Income tax provision. The income tax provision was $22,000 in the three months ended September 30, 2009 which is a decrease of $0.6 million from $0.6 million in the same period of 2008, primarily due to lower taxable income in foreign jurisdictions in the three months ended September 30, 2009 compared to same period of 2008.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	September 30, 2009	June 30, 2009	Change
			$
Cash and cash equivalents	$82,192	$73,819	$8,373
Short-term investments	29,306	33,847	(4,541)

Total	$111,498	$107,666	$3,832

As of September 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $111.5 million and accounts receivable net of $19.0 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $111.5 million of cash and cash equivalents and short-term investments at September 30, 2009, together with cash flows from our operations will be sufficient to fund our operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30,
	2009	2008
	(In thousands)
Cash provided by operating activities	$5,247	$5,695
Cash provided by investing activities	$3,029	$5,030
Cash provided by financing activities	$97	$39

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in operating expense areas such as research and development, sales and marketing and administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other current assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and typically collect in 45 to 60 days. In some cases we also prepay for license rights to third-party products in advance of sales.

Net loss during the three months ended September 30, 2009 and 2008 included non-cash charges of $2.1 million and $2.8 million in stock-based compensation expense, respectively, bad debt expense of $0.1 million and $1.0 million, respectively, and $0.6 million and $0.5 million in depreciation and amortization of fixed assets, respectively.

Cash provided by operating activities during the three months ended September 30, 2009 also reflect net changes in operating assets and liabilities, which provided $4.5 million, consisting primarily of a significant decrease in accounts receivables of $2.4 million due to decrease in days sales outstanding (DSO), an increase in accrued employee compensation of $2.1 million, an increase in deferred revenue of $1.1 million, an increase of $1.0 million in accrued liabilities and other, partially offset by an increase in inventories of $1.3 million and a decrease in accounts payable of $0.9 million.

Cash provided by operating activities during the three months ended September 30, 2008 also reflect net changes in operating assets and liabilities, which provided $3.6 million, consisting primarily of a significant decrease in inventories of $2.0 million due to improved inventory turnover, an increase in deferred revenue of $1.9 million, decrease in accounts receivables of $0.8 million primarily due to a decrease in days sales outstanding, partially offset by a decrease in accounts payable of $0.8 million.

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

Net cash provided by investing activities was $3.0 million and $5.0 million in the first three months of fiscal 2010 and 2009, respectively. Net cash provided by investing activities in the first three months of 2009 related to net sale/maturities of short-term investments of $4.6 million, partially off-set by purchase of fixed assets of $1.3 million. In the three months ended September 30, 2008, cash provided by investing activities primarily related to the short-term investments sold and matured (net).

Cash flows from financing activities

Net cash provided by financing activities was $97,000 and $39,000 in the three months ended September 30, 2009 and 2008, respectively, which represented cash generated from the exercise of common stock options.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2009 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	5 years and after
Operating lease obligations	$6,382	$1,428	$2,747	$2,207	$—
Non-cancelable purchase commitments for finished goods	13,354	13,354	—	—	—
Purchase commitments for software license use	4,380	1,726	2,154	500	—

Total contractual obligations	$24,116	$16,508	$4,901	$2,707	$—

As of September 30, 2009, the Company's total amount of unrecognized tax benefit was approximately $1.7 million of which none, if recognized, would impact the effective tax rate as the Company has a valuation allowance on its carryforward attributes. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting ShoreTel, Inc., see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K, as amended by Form 10-K/A for the fiscal year ended June 30, 2009, which is incorporated herein by reference. Our exposure to market risk has not changed materially since June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

In connection with the restatement described in Note 13 to our unaudited condensed consolidated financial statements, our Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in our internal control over financial reporting as of September 30, 2009 relating to the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remedial Efforts to Address the Material Weakness

Subsequent to the identification of the material weakness described above, we initiated remediation measures to address the material weakness over the calculation of stock-based compensation expense related to the application of the forfeiture rate which includes upgrading to the most current version of the software during the second quarter of fiscal 2010, adding a control procedure to test the calculation of the third-party stock-based compensation system reports on a quarterly basis and timely review of the technical updates of the software.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material developments in our legal proceedings during the quarter ended September 30, 2009. The information set forth above under Part I, Item 1 note 11 contained in the “Notes to Consolidated Condensed Financial Statements” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended by Form 10-K/A for the fiscal year ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007. As of September 30, 2009, the proceeds from our initial public offering have been invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On November 4, 2009, the Board of Directors of ShoreTel approved an amendment to ShoreTel’s Bylaws (the “Amendment”), effective November 4, 2009. Article I, Section 1.11 of the Bylaws was amended to expand the disclosure required to be made by stockholders making nominations of persons for election as directors or proposals for consideration at an annual meeting of stockholders to include the following additional information:

(1) a description of any agreement, arrangement or understanding with respect to the nomination or proposal between or among such stockholder and the beneficial owner on whose behalf such nomination or proposal is made, any of their respective affiliates or associates, and any others acting in concert with any of the foregoing;

(2) a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the stockholder’s notice by, or on behalf of, such stockholder and such beneficial owners, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, such stockholder or such beneficial owner, with respect to shares of stock of ShoreTel;

(3) a representation that the stockholder is a holder of record of stock of ShoreTel entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business or nomination; and

(4) a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends (x) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of ShoreTel’s outstanding capital stock required to approve or adopt the proposal or elect the nominee and/or (y) otherwise to solicit proxies from stockholders in support of such proposal or nomination.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Bylaws, as amended, which are attached hereto as Exhibit 3.01 and incorporated by reference herein.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2009

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.01	Third Amended and Restated Bylaws

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

(b)	Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the annual consolidated financial statements or the notes thereto.