Form 10-Q
period 2009-12-31
ShoreTel Inc
filed 2010-02-05
CIK 1388133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 29, 2010, 44,913,626 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended December 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2009	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,778	$73,819
Short-term investments	36,177	33,847
Accounts receivable, net of allowance of $1,106 and $1,330 as of December 31, 2009 and June 30, 2009, respectively	18,750	21,454
Inventories	14,498	11,805
Prepaid expenses and other current assets	3,416	3,110

Total current assets	151,619	144,035
PROPERTY AND EQUIPMENT, net	4,287	3,475
OTHER ASSETS	8,054	8,114

TOTAL ASSETS	$163,960	$155,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,800	$7,774
Accrued expenses and other	5,451	4,494
Accrued employee compensation	7,280	4,895
Deferred revenue	16,601	15,255

Total current liabilities	38,132	32,418
LONG-TERM LIABILITIES:
Long-term deferred revenue	8,058	7,236
Other long-term liabilities	2,250	2,198

Total liabilities	48,440	41,852

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value: authorized 5,000; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $0.001 per share, authorized 500,000; issued and outstanding, 44,909 and 44,362 shares as of December 31, 2009 and June 30, 2009, respectively	215,359	209,102
Deferred stock compensation	(14)	(54)
Accumulated other comprehensive income	209	136
Accumulated deficit	(100,034)	(95,412)

Total stockholders’ equity	115,520	113,772

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,960	$155,624

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008 As Restated	2009	2008 As Restated
REVENUE:
Product	$27,897	$29,096	$54,740	$59,110
Support and services	7,560	6,239	14,467	12,085

Total revenue	35,457	35,335	69,207	71,195

COST OF REVENUE:
Product (1)	9,787	10,112	19,320	20,102
Support and services (1)	2,806	2,941	5,390	5,859

Total cost of revenue	12,593	13,053	24,710	25,961

GROSS PROFIT	22,864	22,282	44,497	45,234

OPERATING EXPENSES:
Research and development (1)	7,835	8,423	15,032	16,217
Sales and marketing (1)	12,910	11,839	24,927	23,012
General and administrative (1)	4,731	4,051	9,382	10,098

Total operating expenses	25,476	24,313	49,341	49,327

LOSS FROM OPERATIONS	(2,612)	(2,031)	(4,844)	(4,093)
OTHER INCOME (EXPENSE):
Interest income	90	392	196	1,020
Other	70	(406)	92	(602)

Total other income (expense)	160	(14)	288	418

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,452)	(2,045)	(4,556)	(3,675)
PROVISION FOR INCOME TAXES	(44)	(294)	(66)	(902)

NET LOSS	$(2,496)	$(2,339)	$(4,622)	$(4,577)

Net loss per share — basic and diluted	$(0.06)	$(0.05)	$(0.10)	$(0.11)

Shares used in computing net loss per share — basic and diluted	44,683	43,622	44,533	43,470

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$38	$37	$65	$63
Cost of support and services revenue	235	224	346	422
Research and development	805	854	1,443	1,584
Selling and marketing	918	1,014	1,617	2,012
General and administrative	844	469	1,459	1,307

Total stock-based compensation expense	$2,840	$2,598	$4,930	$5,388

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2009	2008 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,622)	$(4,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,312	962
Amortization/(accretion) of premium/discount on investments	51	(25)
Stock-based compensation expense	4,930	5,388
Loss on disposal of property and equipment	147	112
Provision for doubtful accounts receivable	67	737
Changes in assets and liabilities:
Accounts receivable	2,637	(2,093)
Inventories	(2,693)	2,549
Prepaid expenses and other current assets	(306)	(618)
Other assets	791	(513)
Accounts payable	677	(887)
Accrued expenses and other	1,023	480
Accrued employee compensation	2,329	2,013
Deferred revenue	2,168	3,656

Net cash provided by operating activities	8,511	7,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,721)	(985)
Purchases of investments	(8,943)	(8,016)
Proceeds from maturities of investments	6,635	20,358
Purchases of software license and other	(931)	(660)

Net cash (used in) provided by investing activities	(4,960)	10,697

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	1,408	1,348

Net cash provided by financing activities	1,408	1,348

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,959	19,229
CASH AND CASH EQUIVALENTS - Beginning of period	73,819	68,672

CASH AND CASH EQUIVALENTS - End of period	$78,778	$87,901

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of accrued early exercised stock options	$14	$40
Purchase of property and equipment included in period-end accounts payable	560	146
Purchases of other assets included in period-end accounts payable	200	130

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying financial statements as of December 31, 2009 and for the three months and six months ended December 31, 2009 and 2008 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A for the fiscal year ended June 30, 2009.

In the opinion of the management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of December 31, 2009, results of operations for the three months and six months ended December 31, 2009 and 2008, and cash flows for the six months ended December 31, 2009 and 2008, as applicable, have been made. The results of operations for the three months and six months ended December 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Computation of Net Loss per Share

Basic net loss per common share available to common stockholders is determined by dividing net loss available to common stockholders by the weighted average number of common shares available to common stockholders during the period. Diluted net loss per common share available to common stockholders is determined by dividing net loss available to common stockholders by the weighted average number of common shares available to common stockholders used in the basic loss per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potentially dilutive securities were not included in the computation of dilutive net loss per share for the three and six months ended December 31, 2009 and 2008, because to do so would have been anti-dilutive. Potentially dilutive securities of 8.0 million and 8.0 million for the three and six months ended December 31, 2009 and 2008, respectively, were not included in the computation of dilutive net loss per share because to do so would have been anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standards update that revises accounting and reporting requirements for arrangements with multiple deliverables that are excluded from the scope of existing software revenue guidance. This update requires the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices. This update is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is July 1, 2010. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. We are currently evaluating the impact of adoption of this update on our financial position, results of operations and cash flows.

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

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2009 through February 5, 2010, the date of issuance of Consolidated Financial Statements. During the period from January 1, 2010 to February 5, 2010, the Company did not have any material subsequent events.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Balance Sheet Details

Balance sheet components consist of the following:

(In thousands)	December 31, 2009	June 30, 2009
Inventories:
Raw materials	$363	$398
Work in process	502	962
Finished goods	13,633	10,445

	$14,498	$11,805

Prepaid expenses and other current assets:
Prepaid expenses	$2,803	$2,435
Deferred cost of revenue	254	315
Deferred tax asset	359	360

	$3,416	$3,110

Property and equipment, net:
Computer equipment and tooling	$7,086	$5,281
Software	1,128	1,086
Furniture and fixtures	1,113	1,064
Leasehold improvements and auto	389	387

Total property and equipment	$9,716	$7,818
Less accumulated depreciation and amortization	(5,429)	(4,343)

Property and equipment - net	$4,287	$3,475

Deferred revenue - current and long-term:
Product	$660	$988
Support and services	23,999	21,503

Total deferred revenue	$24,659	$22,491

The following is a summary of the Company’s long-term other assets (in thousands):

	December 31, 2009			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed technology	$2,010	$(302)	$1,708	$1,760	$(126)	$1,634
Purchased technology	$100	$(15)	$85	$100	$(5)	$95
Intangible assets in process	3,159	—	3,159	2,478	—	2,478

Other intangible assets	$5,269	$(317)	$4,952	$4,338	$(131)	$4,207

Prepaid royalties			1,512			2,285
Deferred tax asset			1,388			1,388
Deposits and other			202			234

Total other assets			$8,054			$8,114

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2010	$206
2011	413
2012	413
2013	413
2014	297
Thereafter	51

Total	$1,793

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2009
Corporate notes and commercial paper	19,569	151		19,720
US Government agency securities	16,407	57	(7)	16,457

Total short-term investments	35,976	208	(7)	36,177

As of June 30, 2009
Corporate notes and commercial paper	24,209	111		24,320
US Government agency securities	9,502	25	—	9,527

Total short-term investments	33,711	136	—	33,847

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of December 31, 2009
Less than 1 year	$—	$—
Due in 1 to 3 years	35,976	36,177

Total	$35,976	$36,177

	Amortized Cost	Fair Value
As of June 30, 2009
Less than 1 year	$6,646	$6,677
Due in 1 to 3 years	27,065	27,170

Total	$33,711	$33,847

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

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	As of December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$58,788	$58,788	—	—
Corporate notes and commercial paper	19,720	—	19,720	—
US Government agency securities	16,457	—	16,457	—

Total financial instruments measured and recorded at fair value as of December 31, 2009	$94,965	$58,788	$36,177	$—

The above table excludes $20.0 million of cash balances on deposit at banks.

	As at June 30, 2009
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$64,704	$64,704	$—	$—
Corporate notes and commercial paper	24,320	—	24,320	—
US Government agency securities	9,527	—	9,527	—

Total financial instruments measured and recorded at fair value as of June 30, 2009	$98,551	$64,704	$33,847	$—

The above table excludes $9.1 million of cash balances on deposit at banks.

5. Income Taxes

In the three months ended December 31, 2009, the Company recorded an income tax provision of $44,000 compared to an income tax provision of $0.3 million for the three months ended December 31, 2008. The provision for income taxes for the six months ended December 31, 2009 and 2008 was $66,000 and $0.9 million, respectively.

The income tax provision of $66,000 for the six months ended December 31, 2009 represents the tax provision for the profitable jurisdictions and state taxes based upon income earned during the period while no tax benefit was accrued on the loss jurisdictions. The income tax provision for the six months ended December 31, 2008 of $0.9 million was calculated under the discrete method as management determined that an annual effective tax rate method would not provide a reliable estimate.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The Company has calculated its federal R&D credit accordingly.

We maintain liabilities for uncertain tax positions. As of December 31, 2009, the Company’s total amount of unrecognized tax benefits were $1.8 million as compared to $1.5 million as of June 30, 2009, representing an increase of $0.3 million for the first six

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

months of fiscal 2010. The increase in the total unrecognized tax benefits is primarily due to California research tax credits. None of the total unrecognized tax benefits of the Company, if recognized, would impact the effective tax rate, as the Company has a full valuation allowance on its carryforward attributes.

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

6. Common Stock

Common Shares Reserved for Issuance

At December 31, 2009, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	10,797
Reserved under employee stock purchase plan	430
Conversion of warrants	2

Total	11,229

7. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended December 31,
Employee Incentive Plans	2009	2008
Expected life of option plan (in years)	6.08-6.46	6.08-6.46
Expected life of ESPP right (in years)	0.50	0.50
Risk-free interest rate for option plan	2.3-2.47%	2.18-3.11%
Risk-free interest rate for ESPP right	0.16-0.27%	1.81%
Volatility for option plan	58%	59%
Volatility for ESPP right	58-138%	92%
Dividend yield	0%	0%

During the three months ended December 31, 2009 and 2008, the Company recorded non-cash stock-based compensation expense of $2.8 million and $2.6 million respectively, net of forfeitures. During the six months ended December 31, 2009 and 2008, the Company recorded non-cash stock-based compensation expense of $4.9 million and $5.4 million, respectively, net of forfeitures.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of December 31, 2009, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $21.2 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately three years.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price (“Class Two Options”). During the six months ended December 31, 2009 and December 31, 2008, zero and 1,167 unvested shares were repurchased, respectively. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

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

Class Two Options granted under the 1997 Plan to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of December 31, 2009 and June 30, 2009, there were 5,626 and 20,626 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $5,300 and $19,000, respectively, of related recorded liability, which is included in accrued liabilities.

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

		Options Outstanding
(In thousands, except per share data and contractual term)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at July 1, 2009	3,359	7,256	$4.19
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(23)	—	—
Granted	(551)	551	6.68
Exercised	—	(264)	1.15
Cancelled, forfeited or expired	203	(203)	4.80
Restricted stocks granted (see Note 10)	(184)	—	—
Restricted stocks cancelled	22	—	—
Balance at December 31, 2009	2,826	7,340	$4.47	6.9	$11,286

Vested and expected to vest at December 31, 2009		6,611	$4.39	6.9	$10,716

Exercisable at December 31, 2009		2,061	$2.75	6.3	$6,979

The total pre-tax intrinsic value for options exercised in the six months ended December 31, 2009 and 2008 was $1.4 million and $0.6 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 23,000 cancelled options that expired under the 1997 Option Plan due to the termination of that plan. These cancelled, expired options have been included in the option activity for the six months ended December 31, 2009.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of December 31, 2009, 935,000 shares had been issued under the ESPP since inception and 430,000 shares had been reserved for future issuance.

10. Restricted Stock

Under the 2007 Plan, during the six months ended December 31, 2009, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Restricted stock award and restricted stock unit activity for the six months ended December 31, 2009 and 2008 is as follows (in thousands):

	Six months ended December 31, 2009	Six months ended December 31, 2008
Beginning balance	507	70
Awarded	184	488
Released	(46)	(28)
Forfeited	(14)	(18)

Ending balance	631	512

Information regarding restricted stock units outstanding at December 31, 2009 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Average Intrinsic Value (thousands)
Shares outstanding	631	1.65 years	$3,647
Shares vested and expected to vest	528	1.55 years	3,054

11. Litigation, Commitments and Contingencies

Litigation — The Company is a party to the following material litigation:

U.S. Federal Court Class Action Litigation. On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. A second purported class action alleging

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the same claims were filed on January 29, 2008 and the lawsuits were consolidated. A second consolidated amended class action complaint was subsequently filed on March 2, 2009. The consolidated action is purportedly brought on behalf of those who purchased the Company’s common stock pursuant to the initial public offering on July 3, 2007, purports to allege claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. Management believes that the Company has meritorious defenses to these claims and intends to defend the litigation vigorously. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of December 31, 2009.

California State Court Derivative Action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. On May 6, 2008, the parties stipulated to, and the Court entered an order for, a temporary standstill of the case. It is not possible for the Company to quantify the extent of the potential liability, if any. As such, no liability for any potential loss has been accrued as of December 31, 2009.

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

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2015. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable leases as of December 31, 2009, are as follows (in thousands):

Years Ending June 30,
2010 (remaining 6 months)	$722
2011	1,411
2012	1,332
2013	1,166
2014	1,112
2015	280

Total	$6,023

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on December 31, 2009.

Rent expense for the three months ended December 31, 2009 and 2008 was $0.3 and $0.5 million respectively, and $0.6 million and $0.9 million for the six months ended December 31, 2009 and 2008, respectively.

Purchase commitments —The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $13.7 million as of December 31, 2009 and $11.9 million as of June 30, 2009.

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

12. Segment Information

The Company is organized as, and operates in, one reportable segment: the development and sale of IP voice communication systems. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order.

The following presents total revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
United States	$32,192	$32,753	$62,687	$66,362
International	3,265	2,582	6,520	4,833

Total revenues	$35,457	$35,335	$69,207	$71,195

13. Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in the Form 10-K/A filed with the Securities and Exchange Commission on November 5, 2009, the Company identified an error in stock-based compensation for the three and six months ending December 31, 2008. The error was identified after the Company’s third-party software provider notified its clients, including the Company, that it made a change to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software calculated stock-based compensation expense by incorrectly continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date rather than reflecting actual forfeitures as vested. Thus, this accounting error relates to the timing of stock-based compensation expense.

The Company determined that stock-based compensation expense error related to the three and six months ended December 31, 2008 was $0.4 million and $0.5 million, respectively.

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(unaudited)

The following tables present the effect of the restatement adjustments by financial statement line item for Statement of Operations and Consolidated Statement of Cash Flows.

Consolidated Statement of Operations

	Three Months Ended December 31, 2008		Six Months Ended December 31, 2008
	As previously reported	As restated	As previously reported	As restated
COST OF REVENUE:
Product	$10,111	$10,112	$20,097	$20,102
Support and services	$2,920	$2,941	$5,834	$5,859
Total cost of revenue	$13,031	$13,053	$25,931	$25,961
Gross profit	$22,304	$22,282	$45,264	$45,234

Operating expenses:
Research and development	$8,368	$8,423	$16,154	$16,217
Sales and marketing	$11,648	$11,839	$22,796	$23,012
General and administrative	$3,925	$4,051	$9,935	$10,098
Total operating expenses	$23,941	$24,313	$48,885	$49,327
Loss from operations	$(1,637)	$(2,031)	$(3,621)	$(4,093)
Loss before provision for income taxes	$(1,651)	$(2,045)	$(3,203)	$(3,675)
Net loss	$(1,945)	$(2,339)	$(4,105)	$(4,577)
Net loss per share — basic and diluted	$(0.04)	$(0.05)	$(0.09)	$(0.11)

Consolidated Statement of Cash Flows (in thousands):

	Six Months Ended December 31, 2008
	As previously reported	As restated
Net loss	$(4,105)	$(4,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	$4,916	$5,388
Net cash provided by operating activities	$7,184	$7,184

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including small, medium and large companies and public institutions. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners has more than doubled since June 30, 2004 to over 800 as of December 31, 2009. Channel partners typically purchase our products directly from us. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

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

Although we have historically sold our systems primarily to small and medium sized enterprises, we expanded our sales and marketing activities to increase our focus on larger enterprise customers. Accordingly, we have a major accounts program whereby our sales personnel assist our channel partners to sell to large enterprise accounts, and we coordinate with our channel partners to enable them to better serve large multi-site enterprises. To the extent we are successful in penetrating larger enterprise customers; we expect that the sales cycle for our products will increase, and that the demands on our sales and support infrastructure will also increase.

We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. Most of our enterprise customers are located in the United States. Revenue from international sales has been less than 10% of our total revenue for the three and six months ended December 31, 2009 and 2008, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

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

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on service, support, specific commitments and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s transactions described above and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at December 31, 2009 was $24.7 million, consisting of $0.7 million of deferred product revenue and $24.0 million of deferred support and services revenues, of which $16.6 million is expected to be recognized within one year.

Gross profit. Our gross profit for products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system prices. We have been able to maintain our product gross profit by reducing hardware costs through product redesign and volume discount pricing from our suppliers. We have also introduced new, lower cost hardware following these introductions, which has continued to improve our product gross profit. In general, product gross profit on our switches is greater than product gross profit on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross profit and increasing our profitability.

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

Income tax provision. Income tax provision includes federal, state and foreign tax on our income. Historically, we accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carry-forwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate doubtful accounts, the calculation of stock-based compensation expense, and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three months ended December 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2009 Annual Report on Form 10-K, as amended by Form 10-K/A.

Results of Operations

The following table sets forth selected consolidated statements of operations data for three and six months ended December 31, 2009 and 2008.

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share amounts)	2009	2008	2009	2008
REVENUE:
Product	$27,897	$29,096	$54,740	$59,110
Support and services	7,560	6,239	14,467	12,085

Total revenue	35,457	35,335	69,207	71,195

COST OF REVENUE:
Product (1)	9,787	10,112	19,320	20,102
Support and services (1)	2,806	2,941	5,390	5,859

Total cost of revenue	12,593	13,053	24,710	25,961
GROSS PROFIT	22,864	22,282	44,497	45,234

OPERATING EXPENSES:
Research and development (1)	7,835	8,423	15,032	16,217
Sales and marketing (1)	12,910	11,839	24,927	23,012
General and administrative (1)	4,731	4,051	9,382	10,098

Total operating expenses	25,476	24,313	49,341	49,327

LOSS FROM OPERATIONS	(2,612)	(2,031)	(4,844)	(4,093)
OTHER INCOME:
Interest income	90	392	196	1,020
Other	70	(406)	92	(602)

Total other income	160	(14)	288	418

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,452)	(2,045)	(4,556)	(3,675)
PROVISION FOR INCOME TAXES	(44)	(294)	(66)	(902)

NET LOSS	$(2,496)	$(2,339)	$(4,622)	$(4,577)

Net loss per share — basic and diluted	$(0.06)	$(0.05)	$(0.10)	$(0.11)

Shares used in computing net loss per share—basic and diluted	44,683	43,622	44,533	43,470

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$38	$37	$65	$63
Cost of support and services revenue	235	224	346	422
Research and development	805	854	1,443	1,584
Selling and marketing	918	1,014	1,617	2,012
General and administrative	844	469	1,459	1,307

Total stock-based compensation expense	$2,840	$2,598	$4,930	$5,388

Use of Non-GAAP Financial Measures

We believe that evaluating the Company’s ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP we also disclose certain non-GAAP information because it is useful in understanding the Company’s performance as it excludes non-cash and other special charges or credits that many investors and management feel may obscure the Company’s true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation expenses and other special charges and related tax adjustments in managing the core operations. These measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net income is calculated by adjusting GAAP net income (loss) for stock-based compensation expense, restructuring benefit and the related tax impact. Non-GAAP net income per share per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the table below.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
GAAP net loss available to stockholders:	$(2,496)	$(2,339)	$(4,622)	$(4,577)
Adjustments for non-GAAP items (1)	2,840	2,598	4,903	5,388
Tax effect of non-GAAP adjustments	(4)	(33)	(32)	(58)

Non-GAAP net income available to stockholders	$340	$226	$249	$753

GAAP diluted net loss per share (2):	$(0.06)	$(0.05)	$(0.10)	$(0.11)
Adjustments for non-GAAP items	0.07	0.06	0.11	0.13
Tax effect of non-GAAP adjustments	0.00	0.00	0.00	0.00

Non-GAAP diluted net income per share (2):	$0.01	$0.01	$0.01	$0.02

Shares Used in Non-GAAP diluted per share calculation	46,127	44,862	46,100	44,766
(1) Adjustments for non-GAAP items include:
Stock-based compensation	2,840	2,598	4,930	5,388
Restructuring benefit	—	—	(27)	—

Adjustments for non-GAAP items (1)	$2,840	$2,598	$4,903	$5,388

(2)	Diluted net income per share and share count reflect the weighted average number of common shares used in the basic net income per share calculation plus the effects of potentially dilutive securities of 1,444, 1,240, 1,567 and 1,296 for the three and six months ended December 31, 2009 and 2008, respectively.

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue:
Product	79%	82%	79%	83%
Support and services	21%	18%	21%	17%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	28%	29%	28%	28%
Support and services	8%	8%	8%	8%

Total cost of revenue	36%	37%	36%	36%

Gross profit	64%	63%	64%	64%
Operating expenses:
Research and development	22%	24%	22%	23%
Sales and marketing	36%	34%	36%	32%
General and administrative	13%	11%	13%	14%

Total operating expenses (a)	71%	69%	71%	69%

Operating loss	(7)%	(6)%	(7)%	(5)%
Interest and other income, net	0%	0%	0%	0%

Loss before provision for income tax	(7)%	(6)%	(7)%	(5)%
Provision for income taxes	0%	(1)%	0%	(1)%

Net loss	(7)%	(7)%	(7)%	(6)%

The following table sets forth GAAP and Non-GAAP reconciliation of operating expenses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Total GAAP operating expenses	25,476	24,313	49,341	49,327
Stock-based compensation included in operating expenses	(2,567)	(2,337)	(4,519)	(4,903)
Restructuring benefit included in operating expenses	—	—	27	—

Total non-GAAP operating expenses	22,909	21,976	44,849	44,424

Non-GAAP items as a % of GAAP operating expenses	(10)%	(10)%	(9)%	(10)%

Comparison of the three months ended December 31, 2009 and December 31, 2008

Net Revenue.

	Three Months Ended December 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance
Revenue	$35,457	$35,335	$122	0%

The increase of $0.1 million was primarily attributable to an increase in sales of our support and service of $1.3 million or 21% which was $7.6 million in the three months ended December 31, 2009 compared to $6.2 million in the same period of 2008. The increase was attributable to revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training and installation services. This increase was partially offset by a decrease of product revenue of $1.2 million, or 4% to $27.9 million in the three months ended December 31, 2009 from $29.1 million in the three months ended December 31, 2008. The decrease in product revenue was due to a decline in business from new customers mostly due to the economic downturn.

Cost of revenue and gross profit.

	Three Months Ended December 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance
Cost of revenue	$12,593	$13,053	$(460)	(4)%
Gross profit	$22,864	$22,282	$582	3%
Gross profit %	64.5%	63.1%

Cost of revenue. Gross profit increased from 63.1% in the three months ended December 31, 2008 to 64.5% in the three months ended December 31,2009 primarily due to increase in support and service gross margin partially offset by a decline in product gross margin.

Support and services gross profit increased from 52.9% in the three months ended December 31, 2008 to 62.9% in the same period of 2009. In the three months ended December 31, 2009, support and services gross profit increased due to support and services revenue increasing by 21% and support and services cost decreasing by 5%, compared to the same period in 2008. The service costs decreased by 5% as the Company deployed employee resources to a lower cost region outside of our California headquarters office. Compensation for support and services employees, the largest category of support and service costs, decreased 5% in the three months ended December 31, 2009, although the headcount increased from 53 employees at December 31, 2008 to 60 employees at December 31, 2009. The increase in support and services gross profit was partially offset by a decrease in product gross profit percent from 65.2% in the three months ended December 31, 2008 to 64.9% in the three months ended December 31, 2009. The decrease in product gross profit was attributable to a decline in average selling price of our ShoreGear switches of 6% and a decline in our IP phones of 9%.

Operating expenses.

	Three Months Ended December 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance
Research and development	$7,835	$8,423	$(588)	(7)%
Sales and marketing	$12,910	$11,839	$1,071	9%
General and administrative	$4,731	$4,051	$680	17%

Research and development. Research and development expenses decreased by $0.6 million primarily due to decreases in outside engineering expenses of $0.4 million, bonus expenses of $0.3 million and legal expenses of $0.1 million. This decrease was partially offset by an increase in employee compensation of $0.2 million and software costs of $0.1 million.

Sales and marketing. The increase in sales and marketing expenses is attributable to increases in advertisement and promotions of $0.9 million, employee compensation of $0.6 million, consulting expenses of $0.3 million and travel of $0.3 million. This increase was partially offset by decreases in commission expenses of $0.7 million and bonus expenses of $0.1 million.

General and administrative. General and administrative expenses increased by $0.7 million primarily due to increases in employee compensation of $0.5 million, bad debt expenses of $0.3 million and consulting and temporary labor of $0.2 million. The increase was partially offset by decrease in legal expenses of $0.3 million.

Other income, net.

	Three Months Ended December 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance
Other income (net)	$160	$(14)	$174	-1243%

Other income (net). The increase was primarily attributable to increase in foreign currency exchange translation net gain of $0.5 million in the three months ended December 31, 2009 compared to same period of 2008 due to higher fluctuation in foreign currency exchange rates in the three months ended December 31, 2008 that had resulted in foreign exchange translation losses. This increase was partially offset by a decline in interest income of $0.3 million due to a decline in overall interest rates in the three months ended December 31, 2009 as compared to the same period of 2008.

Provision for income taxes.

	Three Months Ended December 31,
	2009	2008	Dollar Variance	Percent Variance
Tax provision	$44	$294	$(250)	(85)%

Income tax provision. The income tax provision of $44,000 for the three months ended December 31, 2009 represents the tax provision for the profitable jurisdictions and state taxes based upon income earned during the period while no tax benefit was accrued on the loss jurisdictions. The income tax provision of $0.3 million for the three months ended December 31, 2008 on a net loss of $2.0 million resulted in an effective tax rate of (14%). The negative effective tax rate is primarily a result of nondeductible stock compensation expenses, limitations on the utilization of credit carryforwards and the impact of the valuation allowance.

Comparison of the six months ended December 31, 2009 and December 31, 2008

Net Revenues.

	Six Months Ended December 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance
Revenue	$69,207	$71,195	$(1,988)	(3)%

The decrease was primarily attributable to decrease in sales of our products. Product revenue was $54.7 million in the six months ended December 31, 2009, a decrease of $4.4 million, or 7%, from $59.1 million in the same period of 2008. The decrease in product revenue was due to a decline in business from new customers mostly due to the economic downturn. This decrease was partially offset by an increase of $2.4 million or 20% in support and services revenue which was $14.5 million in the six months ended December 31, 2009 compared to $12.1 million in the same period of 2008. The increase was attributable to revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training and installation services.

Cost of revenue and gross profit.

	Six Months Ended December 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance
Cost of revenue	$24,710	$25,961	$(1,251)	(5)%
Gross profit	$44,497	$45,234	$(737)	(2)%
Gross profit %	64.3%	63.5%

Cost of revenue. Gross profit increased from 63.5% in the six months ended December 31, 2008 to 64.3% in the six months ended December 31,2009 primarily due to increase in support and service gross margin partially offset by a decline in product gross margin.

Support and services gross profit increased from 51.5% in the six months ended December 31, 2008 to 62.7% in the same period of 2009. In the six months ended December 31, 2009, support and services gross profit increased due to support and services revenue increasing by 20% and support and services cost decreasing by 8%, compared to the same period in 2008. The service costs decreased by 8% as the Company deployed employee resources to a lower cost region outside of our California headquarters office. Compensation for support and services employees, the largest category of support and service costs, decreased 6% in the six months ended December 31, 2009, although the headcount increased from 53 employees at December 31, 2008 to 60 employees at December 31, 2009. The increase in support and services gross profit was partially offset by decrease in product gross profit from 66% in the six months ended December 31, 2008 to 65% in the six months ended December 31, 2009. The decrease in product gross profit was attributable to a decline in average selling price of our ShoreGear switches of 11% and a decline in average selling price of IP phones of 10%.

Operating expenses.

	Six Months Ended December 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance
Research and development	$15,032	$16,217	$(1,185)	(7)%
Sales and marketing	$24,927	$23,012	$1,915	8%
General and administrative	$9,382	$10,098	$(716)	(7)%

Research and development. Research and development expenses decreased by $1.2 million primarily due to decreases in outside engineering service expenses of $0.6 million, employee compensation of $0.3 million, equipment repair and maintenance of $0.2 million and travel expenses of $0.1 million.

Sales and marketing. The increase in sales and marketing expenses is attributable to increases in employee compensation of $0.7 million, travel expenses of $0.4 million, commissions of $0.3 million, contractor and outside help of $0.3 million and advertisement expenses of $0.3 million.

General and administrative. General and administrative expenses declined by $0.7 million primarily due to decreases in bad debt expenses of $0.7 million, legal expenses of $0.7 million and bonus of $0.2 million. The decreases were partially offset by increases in consulting and temporary labor help of $0.4 million and employee stock compensation of $0.3 million.

Other income, net.

	Six Months Ended December 31,
(Dollars in thousands)	2009	2008	Dollar Variance	Percent Variance
Other income (net)	$288	$418	$(130)	(31)%

Other income (net). The decrease was primarily attributable to decrease in interest income by $0.8 million due to a decline in overall interest rates in the six months ended December 31, 2009 compared to the same period of 2008. This was partially offset by a net increase in foreign currency exchange translation gain of $0.7 million in the six months ended December 31, 2009 compared to same period of 2008 due to higher fluctuation in foreign currency exchange rates in the six months ended December 31, 2008 that had resulted in foreign exchange translation losses.

Provision for income taxes.

	Six Months Ended December 31,
	2009	2008	Dollar Variance	Percent Variance
Tax provision	$66	$902	$(836)	(93)%

Income tax provision. The income tax provision of $66,000 for the six months ended December 31, 2009 represents the tax provision for the profitable jurisdictions and state taxes based upon income earned during the period while no tax benefit was accrued on the loss jurisdictions. The income tax provision of $0.9 million for the six months ended December 31, 2008 on a net loss of $3.7 million resulted in an effective tax rate of (25)%. The negative effective tax rate is primarily a result of nondeductible stock compensation expenses, limitations on the utilization of credit carryforwards and the impact of the valuation allowance.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	December 31, 2009	June 30, 2009	Increase/ (Decrease)
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$78,778	$73,819	$4,959
Short-term investments	36,177	33,847	2,330

Total	$114,955	$107,666	7,289

As of December 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $115.0 million and accounts receivable net of $18.8 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $115.0 million of cash and cash equivalents and short-term investments at December 31, 2009 will be sufficient to fund our operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the addition of new business initiatives, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended
(Dollars in thousands)	December 31, 2009	December 31, 2008
Net cash flow provided by (used in):
Operating activities	$8,511	$7,184
Investing activities	(4,960)	10,697
Financing activities	1,408	1,348

Net increase in cash and cash equivalents	$4,959	$19,229

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

Net loss during the six months ended December 31, 2009 and 2008 included non-cash charges of $4.9 million and $5.4 million in stock-based compensation expense, respectively, bad debt expense of $0.1 million and $0.7 million, respectively, and $1.3 million and $1.0 million in depreciation and amortization, respectively.

Cash provided by operating activities during the six months ended December 31, 2009 also reflect net changes in operating assets and liabilities, which provided $6.6 million consisting primarily of a significant decrease in accounts receivables of $2.6 million due to a decrease in days sales outstanding (DSO), an increase in accrued employee compensation of $2.3 million, an increase in deferred revenue of $2.2 million, an increase of $1.0 million in accrued liabilities, an increase in accounts payable of $0.7 million and a decrease in other assets of $0.8 million, partially offset by an increase in inventories of $2.7 million, and a decrease in prepaid and other current assets of $0.3 million.

Cash provided by operating activities during the six months ended December 31, 2008 also reflect net changes in operating assets and liabilities, which provided $4.6 million, consisting primarily of a decrease in inventories of $2.5 million due to improved inventory turnover, an increase in deferred revenue of $3.7 million, and an increase in accrued employee compensation of $2.0 million, partially offset by an increase in accounts receivable of $2.1 million and a decrease in accounts payable of $ 0.9 million.

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

Net cash (used in) provided by investing activities was $(5.0) million and $10.7 million in the six months December 31, 2009 and 2008, respectively. Net cash used in investing activities in the first six months ended December 31, 2009 related to net purchase of short-term investments of $2.3 million, purchase of fixed assets of $1.7 million and purchase of a perpetual license and patent of $0.9 million. In the six months ended December 31, 2008, cash provided by investing activities primarily related to the net short-term investments sold and matured.

Cash flows from financing activities

Net cash provided by financing activities was $1.4 million for the six months ended December 31, 2009 and $1.3 million for the six months ended December 31, 2008, respectively, primarily from the exercise of common stock options and issuance of common stock under employee stock purchase plan.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2009 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	5 years and after	Total
Operating Leases	$1,423	$2,665	$1,935	$—	$6,023
Purchase obligations	11,221	2,000	500	—	13,721

Total	$12,644	$4,665	$2,435	$—	$19,744

As of December 31, 2009, the Company’s total amount of unrecognized tax benefit was approximately $1.8 million of which none, if recognized, would impact the effective tax rate as the Company has a valuation allowance on its carryforward attributes. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. In connection with the restatement described in Note 13 to our unaudited condensed consolidated financial statements, we have previously reported that there was a material weakness in our internal control over financial reporting as of June 30, 2009 relating to the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate.

During the quarter ended December 31, 2009, we designed and placed in operation new controls to remediate the material weakness. Specifically, we have upgraded to the most current version of the software during the second quarter of fiscal 2010, added control procedures pursuant to which the Company tests the calculation of the third-party stock-based compensation system reports on a quarterly basis, and implemented timely review of the technical updates of the software.

As of December 31, 2009, we have determined that the new controls are effectively designed and have demonstrated effective operation to conclude the material weakness identified as of June 30, 2009 has been remediated.

Other than as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There was no material developments in our legal proceedings during the quarter ended December 31, 2009. The information set forth above under Part I, Item 1 note 11 contained in the “Notes to Consolidated Condensed Financial Statements” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended by Form 10-K/A for the fiscal year ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007. As of December 31, 2009, the proceeds from our initial public offering have been invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders on November 4, 2009. The first matter voted upon at the meeting was the election of three Class III directors to serve until the 2012 Annual Meeting of Stockholders. At the meeting, Gary J. Daichendt, Michael Gregoire and Charles D. Kissner were elected as Class III directors, in an uncontested election, by the following vote:

Name	Shares For	Shares Withheld
Gary J. Daichendt	32,134,734	79,184
Michael Gregoire	32,134,734	79,184
Charles D. Kissner	32,134,734	79,184

Our board of directors consists of eight members and is divided into three classes, with each class serving staggered three-year terms. The term of the Class I directors, Mark F. Bregman, John W. Combs. and Edward F. Thompson, will expire at the 2010 Annual Meeting of Stockholders, and the term of the Class II directors, Edwin J. Basart and Kenneth D. Denman, will expire at the 2011 Annual Meeting of Stockholders.

The second matter voted upon at the meeting was the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010. At the meeting, the appointment of Deloitte & Touche LLP as our independent accountant was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining
32,153,802	55,395	4,721

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2010

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01(1)	Third Amended and Restated Bylaws

31.1(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(2)	Section 1350 Certification of Chief Executive Officer.

32.2(2)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 9, 2009.
(2)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

(b) Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the annual consolidated financial statements or the notes thereto.