Form 10-Q
period 2010-03-31
ShoreTel Inc
filed 2010-05-06
CIK 1388133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 28, 2010, 45,013,674 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2010	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,703	$73,819
Short-term investments	46,878	33,847
Accounts receivable, net of allowance of $872 and $1,330 as of March 31, 2010 and June 30, 2009, respectively	19,617	21,454
Inventories	12,318	11,805
Prepaid expenses and other current assets	8,166	3,110

Total current assets	154,682	144,035
PROPERTY AND EQUIPMENT, net	5,350	3,475
OTHER ASSETS	6,516	8,114

TOTAL ASSETS	$166,548	$155,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,617	$7,774
Accrued expenses and other	9,951	4,494
Accrued employee compensation	6,233	4,895
Deferred revenue	17,850	15,255

Total current liabilities	41,651	32,418
LONG-TERM LIABILITIES:
Long-term deferred revenue	8,723	7,236
Other long-term liabilities	2,272	2,198

Total liabilities	52,646	41,852

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value: authorized 5,000; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $0.001 per share, authorized 500,000; issued and outstanding, 45,000 and 44,362 shares as of March 31, 2010 and June 30, 2009, respectively	218,206	209,102
Deferred stock compensation	(3)	(54)
Accumulated other comprehensive income	222	136
Accumulated deficit	(104,523)	(95,412)

Total stockholders’ equity	113,902	113,772

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,548	$155,624

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009 As Restated	2010	2009 As Restated
REVENUE:
Product	$28,945	$24,691	$83,685	$83,801
Support and services	8,089	6,546	22,556	18,631

Total revenue	37,034	31,237	106,241	102,432

COST OF REVENUE:
Product (1)	10,049	8,624	29,369	28,726
Support and services (1)	2,933	2,730	8,323	8,589

Total cost of revenue	12,982	11,354	37,692	37,315

GROSS PROFIT	24,052	19,883	68,549	65,117

OPERATING EXPENSES:
Research and development (1)	8,634	7,552	23,666	23,769
Sales and marketing (1)	14,726	11,472	39,653	34,484
General and administrative (1)	5,214	5,301	14,596	15,399
Litigation settlement (Note 11)	—	4,110	—	4,110

Total operating expenses	28,574	28,435	77,915	77,762

LOSS FROM OPERATIONS	(4,522)	(8,552)	(9,366)	(12,645)
OTHER INCOME (EXPENSE):
Interest income	100	188	296	1,208
Other	(220)	(39)	(128)	(641)

Total other income (expense)	(120)	149	168	567

LOSS BEFORE BENEFIT FROM INCOME TAXES	(4,642)	(8,403)	(9,198)	(12,078)
BENEFIT FROM INCOME TAXES	153	1,056	87	154

NET LOSS	$(4,489)	$(7,347)	$(9,111)	$(11,924)

Net loss per share — basic and diluted	$(0.10)	$(0.17)	$(0.20)	$(0.27)

Shares used in computing net loss per share — basic and diluted	44,941	43,793	44,731	43,576

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$34	$23	$99	$86
Cost of support and services revenue	207	184	553	606
Research and development	805	597	2,248	2,181
Sales and marketing	911	741	2,528	2,753
General and administrative	861	619	2,320	1,926

Total stock-based compensation expense	$2,818	$2,164	$7,748	$7,552

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,111)	$(11,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,045	1,440
Amortization (accretion) of premium (discount) on investments	72	(8)
Stock-based compensation expense	7,748	7,552
Loss on disposal of property and equipment	155	184
Provision (benefit) for doubtful accounts receivable	(83)	966
Changes in assets and liabilities:
Accounts receivable	1,920	1,679
Inventories	(513)	2,344
Prepaid expenses and other current assets	(3,746)	(305)
Other assets	988	(268)
Accounts payable	(273)	(1,109)
Accrued expenses and other	5,611	3,398
Accrued employee compensation	1,338	97
Deferred revenue	4,082	2,382

Net cash provided by operating activities	10,233	6,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,518)	(1,431)
Purchases of investments	(19,652)	(18,040)
Proceeds from sales/maturities of investments	6,635	33,558
Purchases of software license and other	(1,200)	(1,070)

Net cash (used in) provided by investing activities	(17,735)	13,017

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	1,504	1,404
Taxes paid on vested and released stock awards	(118)	—

Net cash provided by financing activities	1,386	1,404

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,116)	20,849
CASH AND CASH EQUIVALENTS - Beginning of period	73,819	68,672

CASH AND CASH EQUIVALENTS - End of period	$67,703	$89,521

NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of accrued early exercised stock options	$18	$46
Purchase of property and equipment included in period-end accounts payable	465	118
Purchase of other assets included in period-end accounts payable and other liabilities	—	1,530

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying financial statements as of March 31, 2010 and for the three months and nine months ended March 31, 2010 and 2009 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A for the fiscal year ended June 30, 2009.

In the opinion of the management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2010, results of operations for the three months and nine months ended March 31, 2010 and 2009, and cash flows for the nine months ended March 31, 2010 and 2009, as applicable, have been made. The results of operations for the three months and nine months ended March 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Computation of Net Loss per Share

Basic net loss per common share available to common stockholders is determined by dividing net loss available to common stockholders by the weighted average number of common shares available to common stockholders during the period. Diluted net loss per common share available to common stockholders is determined by dividing net loss available to common stockholders by the weighted average number of common shares available to common stockholders used in the basic loss per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potentially dilutive securities were not included in the computation of dilutive net loss per share for the three and nine months ended March 31, 2010 and 2009, because to do so would have been anti-dilutive. Potentially dilutive securities of 8.3 million and 8.1 million for the three and nine months ended March 31, 2010 and 2009, respectively, were not included in the computation of dilutive net loss per share because to do so would have been anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that revises accounting and reporting requirements for arrangements with multiple deliverables that are excluded from the scope of existing software revenue guidance. This update requires the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices. This update is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is July 1, 2010. The Company is currently evaluating the impact of adoption of this update on our financial position, results of operations and cash flows.

In October 2009, the FASB issued an accounting standards update that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software is excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This update is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is July 1, 2010. The Company is currently evaluating the impact of adoption of this update on our financial position, results of operations and cash flows.

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, the Company adopted this amendment in the quarter ended March 31, 2010, except for the additional Level 3 requirements which will be adopted in 2011. The adoption of this amendment did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted this new guidance in the quarter ended March 31, 2010. The adoption of this amendment did not have a significant impact on the Company’s financial position, results of operations or cash flows.

3. Balance Sheet Details

Balance sheet components consist of the following:

(In thousands)	March 31, 2010	June 30, 2009
Inventories:
Raw materials	$335	$398
Work in process	988	962
Finished goods	10,995	10,445

	$12,318	$11,805

Prepaid expenses and other current assets:
Prepaid expenses	$5,460	$2,435
Deferred cost of revenue	355	315
Deferred tax asset/tax receivables	2,351	360

	$8,166	$3,110

Property and equipment, net:
Computer equipment and tooling	$8,475	$5,281
Software	1,230	1,086
Furniture and fixtures	1,161	1,064
Leasehold improvements and auto	508	387

Total property and equipment	$11,374	$7,818
Less accumulated depreciation and amortization	(6,024)	(4,343)

Property and equipment - net	$5,350	$3,475

Deferred revenue - current and long-term:
Product	$1,082	$988
Support and services	25,491	21,503

Total deferred revenue	$26,573	$22,491

The following is a summary of the Company’s long-term other assets (in thousands):

	March 31, 2010			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed technology	$2,110	$(419)	$1,691	$1,860	$(131)	$1,729
Intangible assets in pre-release	3,230	—	3,230	2,478	—	2,478

Other intangible assets	$5,340	$(419)	4,921	$4,338	$(131)	4,207

Prepaid royalties			1,283			2,285
Deferred tax asset			79			1,388
Deposits and other			233			234

Total other assets			$6,516			$8,114

Other intangible asset categories previously disclosed have been separated into amounts in use and amounts in pre-release to conform to current categories presented.

Amortization of intangible assets for the three months ended March 31, 2010 and 2009 was $0.1 million and zero, respectively, and $0.3 million and $0.1 million for the nine months ended March 31, 2010 and 2009, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2010 (remaining 3 months)	$104
2011	413
2012	413
2013	413
2014	297
Thereafter	51

Total	$1,691

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2010
Corporate notes and commercial paper	$30,251	$152	$(12)	$30,391
US Government agency securities	16,405	82	—	16,487

Total short-term investments	$46,656	$234	$(12)	$46,878

As of June 30, 2009
Corporate notes and commercial paper	$24,209	$111	—	$24,320
US Government agency securities	9,502	25	—	9,527

Total short-term investments	$33,711	$136	—	$33,847

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of March 31, 2010
Less than 1 year	$23,921	$24,046
Due in 1 to 3 years	22,735	22,832

Total	$46,656	$46,878

	Amortized Cost	Fair Value
As of June 30, 2009
Less than 1 year	$6,646	$6,677
Due in 1 to 3 years	27,065	27,170

Total	$33,711	$33,847

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

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	As of March 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$48,166	$48,166	—	—
Short-term investments:
Corporate notes and commercial paper	30,391	—	30,391	—
US Government agency securities	16,487	—	16,487	—

Total financial instruments measured and recorded at fair value as of March 31, 2010	$95,044	$48,166	$46,878	$—

The above table excludes $19.5 million of cash balances on deposit at banks.

	As at June 30, 2009
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$64,704	$64,704	$—	$—
Short-term investments:
Corporate notes and commercial paper	24,320	—	24,320	—
US Government agency securities	9,527	—	9,527	—

Total financial instruments measured and recorded at fair value as of June 30, 2009	$98,551	$64,704	$33,847	$—

The above table excludes $9.1 million of cash balances on deposit at banks.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Investment securities are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market securities. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and US Government agency securities.

5. Income Taxes

The Company recorded an income tax benefit of $0.2 million and $1.1 million for the three months ended March 31, 2010 and 2009. The benefit for income taxes for the nine months ended March 31, 2010 and 2009 was $0.1 million and $0.2 million, respectively.

The income tax benefit of $0.2 million and $0.1 million for the three and nine months ended March 31, 2010, respectively, are due primarily to an income tax benefit related to the timing of deductions in the federal income tax return, partially offset by a tax provision for the profitable jurisdictions and state taxes based upon income earned during the period with no tax benefit accrued on the loss jurisdictions. The income tax benefit for the nine months ended March 31, 2009 was calculated under the discrete method as management determined that an annual effective tax rate method would not provide a reliable estimate.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The Company has calculated its federal R&D credit accordingly.

During the quarter ended March 31, 2010, the Company received a favorable tax ruling from the Internal Revenue Service. As a result of the ruling, at least $20 million of net operating losses that were previously limited by Section 382 of the Internal Revenue Code are now available to the Company to offset future taxable income. The deferred tax assets related to these net operating losses will have a full valuation allowance when they are reestablished. As a result, the Company plans to file an amended fiscal 2008 federal income tax return utilizing the available net operating loss and claim a tax refund for approximately $1.7 million.

The Company maintains a reserve allowance for uncertain tax positions. As of March 31, 2010, the Company’s total amount of unrecognized tax benefits were $1.9 million as compared to $1.5 million as of June 30, 2009, representing an increase of $0.4 million for the nine months ended March 31, 2010. The increase in the total unrecognized tax benefits is primarily due to Federal and California research tax credits. None of the total unrecognized tax benefits of the Company, if recognized, would impact the effective tax rate, as the Company has a full valuation allowance on its carryforward attributes.

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

The Company’s only major tax jurisdiction is the United States. The tax years 2000 through 2009 remain open and subject to tax examination by the appropriate governmental agencies in the United States.

6. Common Stock

Common Shares Reserved for Issuance

At March 31, 2010, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	12,950
Reserved under employee stock purchase plan	879
Conversion of warrants	2

Total	13,831

7. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended March 31,
Employee Incentive Plans	2010	2009
Expected life of option plan (in years)	6.08-6.50	4.58-6.08
Expected life of ESPP right (in years)	0.50	0.50
Risk-free interest rate for option plan	2.3-2.47%	1.76-3.11%
Risk-free interest rate for ESPP right	0.16-0.27%	0.44-1.81%
Volatility for option plan	57-58%	59%
Volatility for ESPP right	59-138%	92-136%
Dividend yield	0%	0%

During the three months ended March 31, 2010 and 2009, the Company recorded non-cash stock-based compensation expense of $2.8 million and $2.2 million respectively. During the nine months ended March 31, 2010 and 2009, the Company recorded non-cash stock-based compensation expense of $7.7 million and $7.6 million, respectively.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of March 31, 2010, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $21.3 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately three years.

8. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price (“Class Two Options”). During the nine months ended March 31, 2010 and March 31, 2009, zero and 1,167 unvested shares were repurchased, respectively. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restrictive stock units (“RSUs”) and restrictive stock awards (“RSAs”) to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. In February of each fiscal year, pursuant to the automatic increase provisions of the 2007 Plan, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 2007 Plan by 2.2 million and 2.2 million in 2009 and 2010, respectively.

Class Two Options granted under the 1997 Plan to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of March 31, 2010 and June 30, 2009, there were 1,042 and 20,626 shares subject to repurchase, respectively, of the Company’s common stock outstanding and $1,000 and $19,000, respectively, of related recorded liability, which is included in accrued liabilities.

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

		Options Outstanding
(In thousands, except per share data and contractual term)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at July 1, 2009	3,359	7,256	$4.19
Shares authorized	2,247
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(27)	—	—
Granted	(844)	844	6.41
Exercised	—	(324)	1.42
Cancelled, forfeited or expired	248	(248)	4.84
Restricted stocks granted (see Note 10)	(359)	—	—
Restricted stocks cancelled	47	—	—
Balance at March 31, 2010	4,671	7,528	$4.53	6.8	$16,702

Vested and expected to vest at March 31, 2010		6,940	$4.47	6.8	$15,876

Exercisable at March 31, 2010		2,616	$3.25	6.2	$9,460

The total pre-tax intrinsic value for options exercised in the nine months ended March 31, 2010 and 2009 was $1.6 million and $0.8 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 27,000 cancelled options that expired under the 1997 Option Plan due to the termination of that plan. These cancelled, expired options have been included in the option activity for the nine months ended March 31, 2010.

9. Employee Stock Purchase Plan

On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of Company stock at a discount through payroll deductions. The ESPP consists of nine-month offering periods commencing on May 1st and November 1st , each year. Employees purchase shares in the purchase period at 90% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower.

In February of fiscal 2010 and 2009, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 449,000 shares and 438,000 shares, respectively, pursuant to the terms of that plan.

As of March 31, 2010, 935,000 shares had been issued under the ESPP since inception and 879,000 shares had been reserved for future issuance.

10. Restricted Stock

Under the 2007 Plan, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer during the nine months ended March 31, 2010.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Restricted stock award and restricted stock unit activity for the nine months ended March 31, 2010 and 2009 is as follows (in thousands):

	Nine months ended March 31, 2010	Nine months ended March 31, 2009
Beginning balance	507	70
Awarded	359	522
Released	(88)	(46)
Forfeited	(27)	(28)

Ending balance	751	518

Information regarding restricted stock units outstanding at March 31, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Average Intrinsic Value (thousands)
Shares outstanding	751	1.75 years	$4,967
Shares vested and expected to vest	640	1.65 years	4,231

11. Litigation, Commitments and Contingencies

Litigation — The Company is a party to the following material litigation:

U.S. Federal Court Class Action Litigation. On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. A second purported class action alleging the same claims were filed on January 29, 2008 and the lawsuits were consolidated. A second consolidated amended class action complaint was subsequently filed on March 2, 2009. The consolidated action is purportedly brought on behalf of those who purchased the Company’s common stock pursuant to the initial public offering on July 3, 2007, purports to allege claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. The Company and counsel for the lead plaintiffs reached an agreement in principle in February 2010 to settle the litigation, pursuant to which, without admitting any liability or wrongdoing of any kind, the Company would pay the plaintiff class $250,000 with the remaining $2.75 million funded by insurance. This agreement, which is subject to final documentation and Court approval, would resolve all the claims in the litigation.

California State Court Derivative Action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. The Company and plaintiffs have reached an agreement in principle to settle the litigation, pursuant to which, without admitting any liability or wrongdoing of any kind, the Company would adopt certain corporate remedial measures, terms of which are still being negotiated. Once documented, the settlement would be subject to Court approval.

On April 24, 2009, the Company and Mitel, the counter party, had entered into a confidential definitive agreement to settle the litigation between them. Under the terms of the agreement, the parties agreed to dismiss the patent litigation and trade libel litigation. Both matters were dismissed with prejudice on May 8, 2009. The agreement called for the Company to make payments totaling $5.0 million over four years. The present value of the payments was calculated to be $4.6 million, of which $0.5 million was estimated to be the value of the future right to use the technology covered by such patents and was recorded as a long term prepaid royalty asset that is being amortized to cost of revenue over approximately six years, which is the life of the patents. Accordingly, during the three months ended March 31, 2009, $4.1 million was recorded as litigation settlement.

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

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2015. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable leases as of March 31, 2010, are as follows (in thousands):

Years Ending June 30,
2010 (remaining 3 months)	$426
2011	1,671
2012	1,576
2013	1,161
2014	1,112
Thereafter	280

Total	$6,226

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on March 31, 2010.

Rent expense for the three months ended March 31, 2010 and 2009 was $0.4 million and $0.5 million, respectively, and $1.0 million and $1.4 million for the nine months ended March 31, 2010 and 2009, respectively.

Purchase commitments —The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $13.8 million as of March 31, 2010.

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

The following presents total revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
United States	$33,473	$28,824	$96,160	$95,186
International	3,561	2,413	10,081	7,246

Total revenues	$37,034	$31,237	$106,241	$102,432

13. Restructuring Costs

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

There were no significant restructuring charges incurred in the three and nine months ended March 31, 2010. The following table sets forth the charges that are included in the operating expenses on the Company’s Consolidated Statement of Operations for the three and nine months ended March 31, 2009 (in thousands):

	Three and Nine months ended March 31, 2009
	Add Charges	Deduct Cash Payments	Non-Cash Expense
Workforce reduction	$501	$—	$—

14. Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in the Form 10-K/A filed with the Securities and Exchange Commission on November 5, 2009, the Company identified an error in stock-based compensation for the three and nine months ending March 31, 2009. The error was identified after the Company’s third-party software provider notified its clients, including the Company, that it made a change to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software calculated stock-based compensation expense by incorrectly continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date rather than reflecting actual forfeitures as vested. Thus, this accounting error relates to the timing of stock-based compensation expense.

The Company determined that stock-based compensation expense error related to the three and nine months ended March 31, 2009 was $0.3 million and $0.8 million, respectively.

The following tables present the effect of the restatement adjustments by financial statement line item for Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows.

Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31, 2009		Nine Months Ended March 31, 2009
	As previously reported	As restated	As previously reported	As restated
Cost of Revenue:
Product	$8,623	$8,624	$28,720	$28,726
Support and services	$2,682	$2,730	$8,516	$8,589
Total cost of revenue	$11,305	$11,354	$37,236	$37,315
Gross profit	$19,932	$19,883	$65,196	$65,117

Operating expenses:
Research and development	$7,476	$7,552	$23,630	$23,769
Sales and marketing	$11,344	$11,472	$34,140	$34,484
General and administrative	$5,210	$5,301	$15,145	$15,399
Total operating expenses	$28,140	$28,435	$77,025	$77,762
Loss from operations	$(8,208)	$(8,552)	$(11,829)	$(12,645)

	Three Months Ended March 31, 2009		Nine Months Ended March 31, 2009
	As previously reported	As restated	As previously reported	As restated
Loss before benefit from income taxes	$(8,059)	$(8,403)	$(11,262)	$(12,078)
Net loss	$(7,003)	$(7,347)	$(11,108)	$(11,924)
Net loss per share — basic and diluted	$(0.16)	$(0.17)	$(0.25)	$(0.27)

Condensed Consolidated Statement of Cash Flows (in thousands):

	Nine Months Ended March 31, 2009
	As previously reported	As restated
Net loss	$(11,108)	$(11,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	$6,736	$7,552
Net cash provided by operating activities	$6,428	$6,428

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion reflects the effects of the restatement discussed in Item 1 note 14 – Restatement of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements.

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

We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including small, medium and large companies and public institutions. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners has more than doubled since June 30, 2004 to over 800 as of March 31, 2010. Channel partners typically purchase our products directly from us. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we will ship our products directly to the enterprise customer.

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

We are headquartered in Sunnyvale, California and the majority of our personnel work at this location. Sales, engineering, and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. Most of our enterprise customers are located in the United States. Revenue from international sales has been 10% or less of our total revenue for the three and nine months ended March 31, 2010 and 2009, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

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

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on service, support, specific commitments and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s transactions described above and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at March 31, 2010 was $26.6 million, consisting of $1.1 million of deferred product revenue and $25.5 million of deferred support and services revenues, of which $17.9 million is expected to be recognized within one year.

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

Gross profit for support and services can be lower than gross profit for products, and is impacted primarily by personnel costs and labor related expenses. The primary goal of our support and services function is to ensure maximum customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we will be able to improve gross profit for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

Operating expenses. Our operating expenses are comprised primarily of compensation and benefits for our employees and, therefore, the increase in operating expenses has been primarily related to increases in our headcount. We intend to expand our workforce to support our anticipated growth, and therefore our ability to forecast and increase revenue is critical to managing our operating expenses and profitability.

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

Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet-and phone-based technical support. Post-contractual support revenue is recognized ratably over the contractual service period.

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

Other income, net. Other income (expense) primarily consists of interest earned on cash and short-term investments, foreign exchange gain (loss) and other miscellaneous income (expense).

Income tax provision (benefit). Income tax provision includes federal, state and foreign tax on our income. Historically, we accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carry-forwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

We believe we have had multiple ownership changes, as defined under Section 382 of the Internal Revenue Code, due to significant stock transactions in previous years, which had limited the realization of our net operating losses and tax credit carryforwards under Section 382 of the Internal Revenue Code in future periods. During the quarter ended March 31, 2010, the Company received a favorable tax ruling from the Internal Revenue Service related to Section 382. As a result of the ruling, at least $20 million of net operating losses that were previously limited by Section 382 of the Internal Revenue Code are now available to the Company to offset future taxable income and to recapture previously paid taxes. The deferred tax assets related to these net operating losses will have a full valuation allowance when they are reestablished. As a result, the Company plans to file an amended fiscal 2008 federal income tax return utilizing the available net operating losses and claim a tax refund for approximately $1.7 million, although we can provide no assurance as to the ultimate amount or timing of any refund.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate doubtful accounts, the calculation of stock-based compensation expense, and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2009 Annual Report on Form 10-K, as amended by Form 10-K/A.

Results of Operations

The following table sets forth unaudited selected consolidated statements of operations data for three and nine months ended March 31, 2010 and 2009.

SHORETEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue:
Product	$28,945	$24,691	$83,685	$83,801
Support and services	8,089	6,546	22,556	18,631

Total revenues	37,034	31,237	106,241	102,432
Cost of revenue
Product (1)	10,049	8,624	29,369	28,726
Support and services (1)	2,933	2,730	8,323	8,589

Total cost of revenue	12,982	11,354	37,692	37,315

Gross profit	24,052	19,883	68,549	65,117
Gross profit %	64.9%	63.7%	64.5%	63.6%

Operating expenses:
Research and development (1,2)	8,634	7,552	23,666	23,769
Sales and marketing (1,2)	14,726	11,472	39,653	34,484
General and administrative (1,2)	5,214	5,301	14,596	15,399
Litigation settlement	—	4,110	—	4,110

Total operating expenses	28,574	28,435	77,915	77,762

Loss from operations	(4,522)	(8,552)	(9,366)	(12,645)
Other income, net	(120)	149	168	567

Loss before provision for income taxes	(4,642)	(8,403)	(9,198)	(12,078)
Benefit from income taxes	153	1,056	87	154

Net loss	$(4,489)	$(7,347)	$(9,111)	$(11,924)

Net loss per share available to common stockholders:
Basic	$(0.10)	$(0.17)	$(0.20)	$(0.27)
Diluted (3)	$(0.10)	$(0.17)	$(0.20)	$(0.27)

Shares used in computing net loss per share available to common stockholders:
Basic	44,941	43,793	44,731	43,576
Diluted (3)	44,941	43,793	44,731	43,576
(1) Includes stock-based compensation as follows:
Cost of product revenue	$34	$23	$99	$86
Cost of support and services revenue	207	184	553	606
Research and development	805	597	2,248	2,181
Sales and marketing	911	741	2,528	2,753
General and administrative	861	619	2,320	1,926

	$2,818	$2,164	$7,748	$7,552

(2) Includes restructuring charge as follows:
Research and development	$—	$124	$—	$124
Sales and marketing	—	278	(27)	278
General and administrative	—	99	—	99

	$—	$501	$(27)	$501

(3)	Diluted net loss per share and share count reflect the weighted average number of common shares used in the basic net loss per share calculation. Potentially dilutive securities were not included in the compilation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Use of Non-GAAP Financial Measures

We believe that evaluating the Company’s ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP we also disclose certain non-GAAP information because it is useful in understanding the Company’s performance as it excludes non-cash and other special charges or credits that many investors and management feel may obscure the Company’s true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation expenses and other special charges and related tax adjustments in managing the core operations. These measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net loss is calculated by adjusting GAAP net loss for stock-based compensation expense, special charges and the related tax impact. Non-GAAP net loss per share per share is calculated by dividing Non-GAAP net loss by the weighted average number of diluted shares outstanding for the period. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the table below.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
GAAP net loss available to stockholders:	$(4,489)	$(7,347)	$(9,111)	$(11,924)
Adjustments for non-GAAP items (1)	2,818	7,048	7,721	12,436
Tax effect of non-GAAP adjustments	4	(517)	(28)	(575)

Non-GAAP net loss available to stockholders	$(1,667)	$(816)	$(1,418)	$(63)

GAAP diluted net loss per share :	$(0.10)	$(0.17)	$(0.20)	$(0.27)
Adjustments for non-GAAP items	0.06	0.16	0.17	0.28
Tax effect of non-GAAP adjustments	0.00	(0.01)	0.00	(0.01)

Non-GAAP diluted net loss per share:	$(0.04)	$(0.02)	$(0.03)	$0.00

Shares Used in Non-GAAP diluted per share calculation	44,941	43,793	44,731	43,576
(1) Adjustments for non-GAAP items include:
Stock-based compensation	$2,818	$2,164	$7,748	$7,552
Litigation settlement-Mitel	—	4,110	—	4,110
Restructuring expense (benefit)	—	501	(27)	501
Cancellation of contractual obligation included in sales and marketing	—	273	—	273

Adjustments for non-GAAP items	$2,818	$7,048	$7,721	$12,436

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue:
Product	78%	79%	79%	82%
Support and services	22%	21%	21%	18%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	27%	27%	28%	28%
Support and services	8%	9%	8%	8%

Total cost of revenue	35%	36%	36%	36%

Gross profit	65%	64%	64%	64%
Operating expenses:
Research and development	23%	24%	22%	23%
Sales and marketing	40%	37%	37%	34%
General and administrative	14%	17%	14%	15%
Litigation settlement	—	13%	—	4%

Total operating expenses	77%	91%	73%	76%

Operating loss	(12)%	(27)%	(9)%	(12)%
Interest and other income, net	—	—	—	—

Loss before benefit from income tax	(12)%	(27)%	(9)%	(12)%
Benefit from income taxes	—	3%	—	—

Net loss	(12)%	(24)%	(9)%	(12)%

The following table sets forth GAAP and Non-GAAP reconciliation of operating expenses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Total GAAP operating expenses	$28,574	$28,435	$77,915	$77,762
Stock-based compensation included in operating expenses	(2,577)	(1,957)	(7,096)	(6,860)
Litigation settlement-Mitel	—	(4,110)	—	(4,110)
Restructuring charge included in operating expenses	—	(501)	27	(501)
Cancellation of contractual obligation included in Sales and Marketing	—	(273)	—	(273)

Total Non-GAAP operating expenses	$25,997	$21,594	$70,846	$66,018

Non-GAAP items as a % of GAAP operating expenses	(9)%	(24)%	(9)%	(15)%

Comparison of the three months ended March 31, 2010 and March 31, 2009

Net Revenue.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Revenue	$37,034	$31,237	$5,797	19%

The increase of $5.8 million was primarily attributable to an increase in sales of our products by $4.3 million or 17% to $29.0 million in the three months ended March 31, 2010 compared to $24.7 million in the three months ended March 31, 2009. Additionally, support and service increased by $1.6 million or 25% to $8.1 million in the three months ended March 31, 2010 compared to $6.5 million in the same period of 2009. The increase was attributable to revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training and installation services.

Cost of revenue and gross profit.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Cost of revenue	$12,982	$11,354	$1,628	14%
Gross profit	$24,052	$19,883	$4,169	21%
Gross profit %	64.9%	63.7%

Cost of revenue. Gross profit increased from 63.7% in the three months ended March 31, 2009 to 64.9% in the three months ended March 31, 2010 primarily due to increase in support and service gross margin. Product gross profit percent remained comparable at 65% in the three months ended March 31, 2009 and March 31, 2008.

Support and services gross profit increased from 58.3% in the three months ended March 31, 2009 to 63.7% in the same period of 2010. In the three months ended March 31, 2010, support and services gross profit increased due to support and services revenue increasing by 24% and support and services cost increasing by only 7%, compared to the same period in 2009. The service cost increase was limited to 7% as the Company deployed employee resources to a lower cost region outside of our California headquarters office. Compensation for support and services employees, the largest category of support and service costs, remained comparable in the three months ended March 31, 2010 and March 31, 2009, although the headcount increased from 57 employees at March 31, 2009 to 62 employees at March 31, 2010.

Operating expenses.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Research and development	$8,634	$7,552	$1,082	14%
Sales and marketing	14,726	11,472	3,254	28%
General and administrative	5,214	5,301	(87)	(2)%
Litigation settlement-Mitel	—	4,110	(4,110)	(100)%

Research and development. Compensation, including stock-based compensation, for research and development employees accounted for $0.8 million of the increase, primarily as a result of an increase in headcount to 161 employees at March 31, 2010, from 137 employees at March 31, 2009. Additionally, consulting and temporary help accounted for $0.4 million of the increase.

Sales and marketing. The increase in sales and marketing expenses is attributable to increases in advertisement and promotions of $1.7 million, employee compensation of $0.8 million and sales commissions of $0.5 million.

General and administrative. Legal costs, bad debt expense and rent accounted for $0.4 million, $0.4 million, $0.2 million, respectively, of the decrease. The decrease was partially off-set by a $0.2 million increase, each in employee compensation, employee costs and consulting and temporary personnel.

Litigation settlement. We recorded a charge of $4.1 million as a result of the agreement to settle our litigations with Mitel in the three months ended March 31, 2009.

Other income (expense),net.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Other income (net)	$(120)	$149	$(269)	(181)%

Other income (expense),net. The decrease was primarily attributable to an increase in foreign currency exchange translation net loss of $0.2 million in the three months ended March 31, 2010 compared to the same period of 2009. Additionally, interest income (net) dropped by $0.1 million primarily due to a decline in overall interest rates in the three months ended March 31, 2010 compared to the same period of 2009.

Benefit from income taxes.

	Three Months Ended March 31,
	2010	2009	Dollar Variance	Percent Variance
Benefit from income taxes	$153	$1,056	$(903)	(86)%

Income tax benefit. The income tax benefit of $0.2 million for the three months ended March 31, 2010 represents the tax benefit related to the timing of deductions in the federal income tax return, partially offset by a tax provision for the profitable jurisdictions and state taxes based upon income earned during the period with no tax benefit accrued on the loss jurisdictions. For the three months ended March 31, 2009, the Company had a tax benefit of $1.1 million on a pre-tax loss of $8.4 million. The tax benefit is primarily a result of the year to date losses which were greater than the non-deductible expenses and thus the prior quarters tax provision was reduced. This resulted in a benefit during the three months ended March 31, 2009.

Comparison of the Nine months ended March 31, 2010 and March 31, 2009

Net Revenues.

	Nine Months Ended March 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Revenue	$106,241	$102,432	$3,809	4%

The increase was primarily attributable to increase in sales of support and services. Support and services revenue was $22.6 million in the nine months ended March 31, 2010, an increase of $4.0 million, or 22%, from $18.6 million in the same period of 2009. The increase was attributable to revenue associated with post-contractual support contracts accompanying new system sales, post-contractual support contract renewals and increased revenue from training and installation services.

Cost of revenue and gross profit.

	Nine Months Ended March 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Cost of revenue	$37,692	$37,315	$377	1%
Gross profit	$68,549	$65,117	$3,432	5%
Gross profit %	64.5%	63.6%

Cost of revenue. Gross profit increased from 63.6% in the nine months ended March 31, 2009 to 64.5% in the nine months ended March 31, 2010 primarily due to increase in support and service gross margin partially offset by a decline in product gross margin.

Support and services gross profit increased from 53.9% in the nine months ended March 31, 2009 to 63.1% in the same period of 2010. In the nine months ended March 31, 2010, support and services gross profit increased due to support and services revenue increasing by 21% and support and services cost decreasing by 3%, compared to the same period in 2009. The service costs decreased by 3% as the Company deployed employee resources to a lower cost region outside of our California headquarters office. Compensation for support and services employees, the largest category of support and service costs, decreased 5% in the nine months ended March 31, 2010, although the headcount increased from 57 employees at March 31, 2009 to 62 employees at March 31, 2010. The increase in support and services gross profit was partially offset by decrease in product gross profit from 66% in the nine months ended March 31, 2009 to 65% in the nine months ended March 31, 2010.

Operating expenses.

	Nine Months Ended March 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Research and development	$23,666	$23,769	$(103)	0%
Sales and marketing	$39,653	$34,484	$5,169	15%
General and administrative	$14,596	$15,399	$(803)	(5)%
Litigation settlement-Mitel	—	4,110	(4,110)	(100)%

Research and development. Research and development expenses decreased by $0.1 million primarily due to decreases in outside engineering service expenses of $0.7 million, bonus expense of $0.4 million, and equipment repair and maintenance of $0.1 million. These decreases were partially offset by increases in employee compensation of $0.9 million and software licenses and maintenance expenses of $0.2 million.

Sales and marketing. The increase in sales and marketing expenses is attributable to increases in advertisement expense of $2.2 million, employee compensation of $1.3 million, commissions of $0.8 million, contractor and outside help of $0.6 million and travel expenses of $0.6 million.

General and administrative. General and administrative expenses declined by $0.8 million primarily due to decreases in legal expenses of $1.1 million, bad debt expense of $1.1 million, and bonus of $0.2 million. These decreases were partially offset by increases in consulting and temporary labor personnel of $0.6 million, employee stock compensation of $0.4 million, employee-related costs of $0.3 million and professional fees of $0.2 million.

Litigation settlement. We recorded a charge of $4.1 million as a result of the agreement to settle our litigations with Mitel in the nine months ended March 31, 2009.

Other income (expense), net.

	Nine Months Ended March 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Other income (net)	$168	$567	$(399)	(70)%

Other income (expense),net. The decrease was primarily attributable to a decline in interest income by $0.9 million due to lower overall interest rates in the nine months ended March 31, 2010 compared to the same period of 2009. This was partially offset by a net decrease in foreign currency exchange translation loss of $0.5 million in the nine months ended March 31, 2010 compared to the same period of 2009.

Benefit from income taxes.

	Nine Months Ended March 31,
	2010	2009	Dollar Variance	Percent Variance
Benefit from income taxes	$87	$154	$(67)	(44)%

Income tax benefit. The income tax benefit of $0.1 million for the nine months ended March 31, 2010 represents the tax benefit related to the timing of deductions in the federal income tax return, partially offset by a tax provision for the profitable jurisdictions and state taxes based upon income earned during the period with no tax benefit accrued on the loss jurisdictions. For the nine months ended March 31, 2009, the Company had a tax benefit of $0.2 million on a pre-loss of $12.1 million.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	March 31, 2010	June 30, 2009	Increase/ (Decrease)
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$67,703	$73,819	$(6,116)
Short-term investments	46,878	33,847	13,031

Total	$114,581	$107,666	6,915

As of March 31, 2010, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $114.6 million and accounts receivable, net of $19.6 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $114.6 million of cash and cash equivalents and short-term investments at March 31, 2010 will be sufficient to fund our operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the addition of new business initiatives, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009
Net cash flow provided by (used in):
Operating activities	$10,233	$6,428
Investing activities	(17,735)	13,017
Financing activities	1,386	1,404

Net (decrease) increase in cash and cash equivalents	$(6,116)	$20,849

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

Net loss during the nine months ended March 31, 2010 and 2009 included non-cash charges of $7.7 million and $7.6 million in stock-based compensation expense, respectively, bad debt expense (benefit) of $(0.1) million and $1.0 million, respectively, and $2.0 million and $1.4 million in depreciation and amortization, respectively.

Cash provided by operating activities during the nine months ended March 31, 2010 also reflect net changes in operating assets and liabilities, which provided $9.3 million consisting primarily of a significant decrease in accounts receivables of $1.9 million due to a decrease in days sales outstanding (DSO), an increase in accrued employee compensation of $1.3 million, an increase in deferred revenue of $4.1 million due to higher maintenance support contracts, an increase of $5.6 million in accrued liabilities, and a decrease in other assets of $1.0 million, partially offset by an increase in prepaid and other current assets of $3.7 million, an increase in inventories of $0.5 million and a decrease in accounts payables of $0.3 million.

Cash provided by operating activities during the nine months ended March 31, 2009 also reflect net changes in operating assets and liabilities, which provided $8.2 million, consisting primarily of a decrease in inventories of $2.3 million due to improved inventory turnover, a decrease in accounts receivable of $1.7 million, an increase in deferred revenue of $2.4 million and an increase in accrued liabilities and other long-term liabilities of $3.4 million, partially offset by a decrease in accounts payable of $1.1 million.

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

Net cash (used in) provided by investing activities was $(17.7) million and $13.0 million in the nine months March 31, 2010 and 2009, respectively. Net cash used in investing activities in the first nine months ended March 31, 2010 related to net purchase of short-term investments of $13.0 million, purchase of fixed assets of $3.5 million and purchase of a software license and other of $1.2 million. In the nine months ended March 31, 2009, cash provided by investing activities primarily related to the net short-term investments sold and matured.

Cash flows from financing activities

Net cash provided by financing activities was $1.4 million each for the nine months ended March 31, 2010 and 2009, primarily due from the exercise of common stock options and issuance of common stock under employee stock purchase plan.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2010 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	5 years and after	Total
Operating Leases	$1,676	$2,886	$1664	$—	$6,226
Purchase obligations	11,311	2,000	500	—	13,811

Total	$12,987	$4,886	$2,164	$—	$20,037

As of March 31, 2010, the Company’s total amount of unrecognized tax benefit was approximately $1.8 million of which none, if recognized, would impact the effective tax rate as the Company has a valuation allowance on its carryforward attributes. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

Litigation — The Company is a party to the following material litigation:

U.S. Federal Court Class Action Litigation. On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. A second purported class action alleging the same claims were filed on January 29, 2008 and the lawsuits were consolidated. A second consolidated amended class action complaint was subsequently filed on March 2, 2009. The consolidated action is purportedly brought on behalf of those who purchased the Company’s common stock pursuant to the initial public offering on July 3, 2007, purports to allege claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. The Company and counsel for the lead plaintiffs reached an agreement in principle in February 2010 to settle the litigation, pursuant to which, without admitting any liability or wrongdoing of any kind, the Company would pay the plaintiff class $250,000 with the remaining $2.75 million funded by insurance. This agreement, which is subject to final documentation and Court approval, would resolve all the claims in the litigation.

California State Court Derivative Action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. The Company and plaintiffs have reached an agreement in principle to settle the litigation, pursuant to which, without admitting any liability or wrongdoing of any kind, the Company would adopt certain corporate remedial measures, terms of which are still being negotiated. Once documented, the settlement would be subject to Court approval. The Company could become involved in litigation from time to time relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended by Form 10-K/A for the fiscal year ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007. As of March 31, 2010, the proceeds from our initial public offering have been invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2010

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01	Executive Employment Agreement with John W. Combs dated February 22, 2010

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

(b)	Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the annual consolidated financial statements or the notes thereto.