Form 10-K
period 2010-06-30
ShoreTel Inc
filed 2010-09-10
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33506

SHORETEL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	3661	77-0443568
(State or other jurisdiction of	(Primary standard	(I.R.S. employer
incorporation or organization)	industrial code number)	identification no.)

960 Stewart Drive
Sunnyvale, CA 94085-3913
(408) 331-3300
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Shares of Common Stock, $0.001 par value

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009 was approximately $116.3 million (based on the last reported sale price of $5.78 on December 31, 2009 on The NASDAQ Global Select Market). This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by ten percent stockholders have been excluded from this calculation as they may be deemed affiliates.

          The number of shares outstanding of the registrant’s common stock as of September 1, 2010 was 45,490,124.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2010 Proxy Statement”) for the 2010 Annual Meeting of Stockholders.

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

          Our solution is comprised of ShoreTel Voice Switches, ShoreTel IP Phones and ShoreTel Software applications. We provide our systems to enterprises across all industries, including small, medium and large companies and public institutions. Our enterprise customers include multi-site Fortune 500 companies. As of June 30, 2010, we had sold our IP unified communications systems to approximately 14,000 enterprise customers. We sell our systems through our extensive network of over 800 channel partners.

          We have achieved broad industry recognition for our technology and high customer satisfaction. We have won the “best overall” CustomerSat Acheivement award (ACE) for three years in a row. For the last six years, IT executives surveyed by Nemertes Research, an independent research firm, have rated ShoreTel highest in customer satisfaction among leading enterprise unified communications systems providers.

          We were originally incorporated in California in September 1996, and reincorporated in Delaware in June 2007.

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

          We introduced our first suite of products in 1998 and have continued to add features and functionality throughout our history. Our bundled solution is comprised of ShoreTel Voice Switches, ShoreTel IP Phones and ShoreTel System Software applications. As new software versions of our solution have been released, existing enterprise customers have been able to upgrade their switches, phones and applications, allowing them to preserve their ShoreTel investment.

          ShoreTel Voice Switches. Our switches provide call management functionality, and each switch in the system is capable of independently establishing and terminating calls without relying on a centralized call control server. As a result, enterprise unified communications can survive a variety of LAN, WAN and hardware failures. The high reliability of our switches is enhanced by two key design features: the use of flash memory in lieu of disk drives and running an embedded operating system optimized for real-time processing, such as call management. Unlike disk drives, flash memory does not rely on mechanical movement, and therefore is less likely to break down and cause our systems to fail. Furthermore, our embedded operating system enables a higher performing and more reliable software platform relative to server-centric IP systems because it is optimized for real-time processing. The reliability of the system can be further improved by adding an additional switch to the headquarters location to create “n+1” redundancy, rather than requiring a dedicated back-up switch for each primary switch to improve reliability as needed by alternative systems. In addition, our switches connect to the public telephone network via one of several interfaces, including high-density T1 and E1 interfaces. We offer a range of switches of varying capabilities to meet the needs of enterprises of all sizes. The modular nature of our switches allows our enterprise customers to easily expand their system capacity by deploying additional switches across their network.

          ShoreTel IP Phones. We offer a range of innovative, high performance phones to meet the needs of the different types of end users across the enterprise. Our phones are designed to provide a superior combination of ergonomics, sound quality and appearance. We offer a variety of phones that vary by size, display features, line capacity and Gigabit Ethernet support. ShoreTel IP phones are designed to function without any configuration, simplifying installation. Remote workers can also utilize ShoreTel IP telephones using an integrated Virtual Private Network (VPN) feature and mobile workers can select Wi-Fi phones that work with the open interfaces of the system.

          ShoreTel Software applications. Our software features a number of applications that facilitate the end user experience and enterprise system management. In addition, we offer additional business applications that integrate with core business processes to provide enhanced end user productivity. An industry standard server is used to support these applications, as opposed to the call management functions of our systems, which run on switches. Our software consists of our proprietary software as well as third-party applications and includes:

•

ShoreTel Communicator. ShoreTel Communicator is a powerful unified communications (UC) application for users across an organization, whether an operator, a contact center agent, a knowledge worker or a road warrior. Available on multiple operating systems, ShoreTel Communicator makes it easy for people to communicate any way they choose: by video, voice (wired or wireless), instant messaging (IM), and more. One single interface makes training simple and reduces the IT workload because there is just a single application to support, and no additional servers to deploy and maintain.

•

Office Anywhere. The Office Anywhere feature enables end users outside the office to manage calls with ShoreTel Communicator and to enjoy the same call handling productivity benefits as their office-based colleagues. Calls directed to the end user’s office phone are forwarded to the end user’s location, and the end user’s outbound calls appear to the called party as if they originated in the end user’s office. Using Office Anywhere, end users have the same call management and unified messaging features and functionality at remote locations as they have in their offices.

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

•

ShoreTel Contact Center. Contact Center applications provide a range of features to satisfy the needs of all organizations, from basic call center capabilities to sophisticated distributed multimedia contact center capabilities. The virtual contact center is now a reality as Contact Center enables organizations to route incoming contacts to the most appropriate agent in a multisite contact center, regardless of location.

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

•	System management. Our browser-based system management applications consist of ShoreTel Director.

•

ShoreTel Director. Director provides enterprises with a single point of system management, enabling IT administrators to view and manage the entire system of the enterprise from any location using a single application. A new end user’s extension, mailbox and automated attendant profile can be added from a single management screen, avoiding the additional work required with most Private Branch Exchanges (PBXs), voice mail systems and automated attendants.

•

Business integration. We offer businesses the option to enhance their communication, enable their business applications pre-built solutions that integration with several customer relationship management (CRM) solutions (Salesforce.com, Microsoft Dynamics, Netsuite and RightNow) as well as cost recovery applications (Equitrak, Copitrak, and Lexis/Nexis Time Matters). These integrations are designed to improve the productivity of end users that use these applications by seamlessly integrating communications capabilities into their data-driven workflow. Customers or partners can create additional business integrations using the open interfaces of the system available for developers through ShoreTel’s Developer Network.

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

     Technology

          Our systems are based on a combination of our proprietary software, industry-standard interfaces and protocols, and customized and off-the-shelf hardware components. We have developed proprietary technologies that are critical to the operation of the servers and ShoreTel Voice Switches within our systems and provide our systems with the properties that distinguish them from alternative IP systems.

          The key elements of our distributed software architecture are:

•	software that allows a geographically-distributed system to operate and be managed as a single system;

•	software that enables calling between ShoreTel Voice Switches and allows calls to be distributed among Voice Switches instead of using a single centralized call control server;

•	software that enables ShoreTel Voice Switches to obtain call routing information;

•	software that monitors the bandwidth consumed on each WAN segment and prevents the system from exceeding bandwidth limitations;

•	software that monitors all call activity on Voice Switches, and enables integration of ShoreTel and third-party applications;

•	software that coordinates the functions of all servers and Voice Switches on the system, allowing them to perform as a single, virtual server;

•	software that enables remote ShoreTel and third-party applications to access and modify our systems;

•	software that enables the Voices Switches to communicate with the application server, and receive system configuration information;

•	software that allows each Voice Switch to maintain a comprehensive view of the system;

•	software that provides a graphical user interface for our phones;

•	software that allows the system to scale from small to large simply by adding additional components; and

•	software that allows centralized monitoring and management of the system independent of the geographical location of the users or system components

          Our switch-based software also uses industry-standard Session Initiation Protocol, or SIP, and Media Gateway Control Protocol, or MGCP, for setting up calls.

          ShoreTel Voice Switches are comprised of off-the-shelf, embedded microprocessors and networking components, such as ethernet controllers, and customized integrated circuits. These Voice Switches run on an embedded operating system, and use random access memory and flash memory and our switch call management software for application processing. ShoreTel IP phones are comprised of enterprise IP phone chips manufactured by Broadcom Corporation using customized LCD displays, microphones speaker circuitry and custom software providing plug and play installation and management, ease of use and a rich feature set.

          ShoreTel provides client and server-side application software for control and management of IP phones for individuals, workgroups such as contact centers, as well as the system manager. Client applications are available for personal computers, mobile phones and web browsers.

     Enterprise Customers

          Our enterprise customers include small, medium and large companies and public institutions in a wide range of vertical markets, including professional services, financial services, government, education, health care, manufacturing, non-profit organizations, and technology industries. As of June 30, 2010, we had sold our IP unified communications systems to approximately 14,000 enterprise customers. Our broad enterprise customer base reflects our historical strength in the small and medium-sized business and public institution sectors.

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

     Sales and Marketing

          We sell our products and services primarily through an extensive network of channel partners, including distributors in most international markets. As of June 30, 2010, we had over 800 channel partners in our network. These channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services including the top three US telecommunication carriers: AT&T, Verizon and Qwest. Our channel partners market and sell our products into both the large enterprise and small-to-medium enterprise markets.

          We maintain a sales organization that recruits, qualifies and trains new channel partners, participates in sales presentations to potential enterprise customers and assesses customer feedback to assist in developing product roadmaps. As part of our increased focus on sales to large accounts, we also have a major accounts program whereby sales personnel assist our channel partners in selling to and providing support for large enterprise customer accounts. No single channel partner accounted for 10 percent or more of our total revenue in fiscal 2010.

          We believe our channel partner network allows us to effectively sell our systems without the need to build large dedicated in-house sales and service capabilities. We continue to work with existing channel partners to expand their sales of our systems and to recruit new channel partners with a focus on increasing market coverage.

          Our internal marketing team focuses on increasing brand awareness highlighting that the ShoreTel solution is Brilliantly Simple compared to competitive alternatives, communicating product advantages and generating qualified leads for our sales force and channel partners. In addition to providing marketing materials, we communicate product and service offerings through our installed-base newsletters, e-mail and direct mail campaigns, print and web-based advertising, press releases and web-based demonstrations.

     Research and Development

          We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet enterprise customer requirements is essential to our success. To this end, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, unified communications network design, data networking and software engineering. Our principal research and development activities are conducted in Sunnyvale, California and Austin, Texas. We have invested significant time and financial resources into the development of our architecture, including our switches and related software. We intend to continue to expand our product offerings, improve the features available on our products and integrate our systems with third-party enterprise applications. Research and development expenses were $33.6 million, $30.7 million, and $26.8 million in fiscal 2010, 2009 and 2008, respectively.

     Manufacturing and Suppliers

          We outsource the manufacturing of our hardware products. This outsourcing allows us to:

•	avoid costly capital expenditures for the establishment of manufacturing operations;

•	focus on the design, development, sales and support of our hardware products; and

•	leverage the scale, expertise and purchasing power of specialized contract manufacturers.

          Currently, we have arrangements for the production of our switches with a contract manufacturer in California and for the production of our phones with contract manufacturers located in China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement and performing final testing and assembly of our products. We typically depend on our contract manufacturers to procure components and to maintain adequate manufacturing capacity. We typically fulfill product orders out of our Fremont, California location or United Kingdom and Australia warehouses.

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

          We also rely on sole or limited numbers of suppliers for several key components utilized in the assembly of our products. For example, our contract manufacturers purchase semiconductors that are essential to the production of our phones from a single source supplier, and we have not identified any alternative suppliers for these components. This reliance is amplified by the fact that our contract manufacturers maintain relatively low inventories and acquire components only as needed. As a result, our ability to respond to enterprise customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. Constraints on our ability to respond efficiently is partially offset by build-up of levels of safety stock inventory which lets us respond to our enterprise customer orders in a timely manner. We cannot assure you that we will be able to obtain a sufficient quantity of these components in a timely manner to meet the demands of our enterprise customers or that prices of these components will not increase. In addition, we cannot assure you that our suppliers continue to offer components that we need. Any delays or any disruption of the supply of these components could also materially and adversely affect our operating results.

     Financial Information about Geographic Areas

     For financial information about geographic areas, refer to Note 10 of the notes to the Consolidated Financial Statements in Item 8 of this report.

Competition

          The market for enterprise IP unified communications systems is quickly evolving, highly competitive and subject to rapid technological change. As a result of the convergence of voice, video, messaging and data networking technologies that characterize IP enterprise unified communications systems, we compete with providers of enterprise unified communications systems, such as:

•	Providers of IP systems, including Cisco Systems

•	Providers of hybrid IP/TDM communication systems, including Aastra, Avaya, Alcatel-Lucent, Mitel Networks, NEC, Nortel Networks and Siemens

•	Providers of Unified Communications software applications providers, including Microsoft

•	Providers of Hosted PBX services from service providers, including ILECs and CLECs

•	Providers of Computer Server technologies bundles with telephony applications, including Hewlett-Packard.

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

          We may face competition from internet portal focused providers extend their portfolio to include business communications solutions, such and Google and Yahoo.

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

          We could also face competition from new market entrants, whether from new ventures or from established companies moving into the market. Competition from these and other potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering. In addition, technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. Many of our current and potential competitors are substantially larger than we are and have higher brand familiarity with buyers, and significantly greater financial, sales, marketing, and distribution, technical, manufacturing and other resources. We believe that we currently compete favorably with regard to the principal competitive factors applicable to our products, which include:

•	Lower selling costs for resellers and distributors with ease of implementation

•	Lowest total cost of ownership over a multi-year period compared to competitor’s IP and hybrid system backed by independent data from third parties such as Alinean Research and Nemertes Research

•	Highest rating in customer satisfaction, as reported by an independent third party, Nemertes Research for the last six years in a row

•	Superior product scalability without forklift upgrades from 10 to 10,000 users in a single image configuration

•	World class customer service and support from technicians and support centers located around the world

•	Greater ease of management for system administrators

•	Intuitive productivity tools for employees with integrated unified communications capabilities

•	Highest system availability and reliability with our N+1 distributed switch architecture

          For more information concerning competition, please see Risk Factors - Risks Related To Our Business and Industry – “The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are” and – “As voice, video, messaging and data networks converge, we are likely to face increased competition from Microsoft and other companies in the information technology, personal and business applications and software industries.”

     Intellectual Property

          A factor to our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

          We have 16 patents issued in the United States, and have 41 patent applications in the United States. We also have five foreign patents and four patent applications relating to our United States patents.

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

     Employees

          As of June 30, 2010, we had 479 employees in North America, Europe, Asia and Australia, of which 158 were in sales and marketing, 168 were in engineering, 81 were in global support services, 47 were in general and administrative functions and 25 were in operations. None of our employees are represented by labor unions and we consider current employee relations to be good.

     Executive Officers

          The following table sets forth information about our executive officers as of September 1, 2010:

Name	Age	Position

John W. Combs	63	President and Chief Executive Officer
Donald J. Girskis	50	Senior Vice President, Worldwide Sales
Michael E. Healy	49	Chief Financial Officer
Edwin J. Basart	61	Founder, Chief Technology Officer and Director
Pedro E. Rump	54	Vice President, Engineering and Operations
Ava M. Hahn	37	Vice President, General Counsel and Secretary

          John W. Combs has served as our President and Chief Executive Officer and as a director since July 2004. In addition, Mr. Combs served as our Chairman from February 2007 to July 2010. From July 2002 to May 2004, Mr. Combs served as Chairman and Chief Executive Officer of Littlefeet Inc., a wireless infrastructure supplier. From September 1999 to July 2002, Mr. Combs served as Chief Executive Officer of InternetConnect Inc., a broadband networking solutions provider. Mr. Combs has also held senior management positions at Nextel Communications, Inc., a wireless digital communications system provider, L.A. Cellular, a wireless network operator, Mitel Inc., a manufacturer of private branch exchanges and Fujitsu Business Communication Systems, Inc., a provider of telecommunications products. Mr. Combs holds a B.S. in engineering from California Polytechnic State University, San Luis Obispo. Mr. Combs will be leaving our company as President and Chief Executive Officer as of September 30, 2010 and will not be standing for reelection as a Board member.

          Donald J. Girskis has served as our Senior Vice President of Worldwide Sales since February 2008. Mr. Girskis has been appointed interim Chief Executive Officer, effective October 1, 2010. From 1993 to 2008, Mr. Girskis held a variety of executive positions at Sprint-Nextel, a telecommunications company, most recently as the Senior Vice President and General Manager of Boost Mobile, a subsidiary of Sprint-Nextel. At Nextel, Mr. Girskis held the position of Area Vice President of

Sales, Area Vice President of Marketing, Vice President of Engineering, and General Manager. Prior to Sprint-Nextel, Mr. Girskis held sales management positions with Businessland, and Los Angeles Cellular Telephone Company. Mr. Girskis holds a B.A. in business administration from California State University at Fullerton.

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

          Ava M. Hahn has served as our Vice President, General Counsel and Secretary since May 2009. Ms. Hahn joined ShoreTel in June 2007 serving in the position of General Counsel and Secretary. From August 2002 to May 2007, Ms. Hahn served as General Counsel, Assistant General Counsel and Secretary for Genesis Microchip, Inc., a supplier of display image processors. From August 2000 to August 2002, Ms. Hahn served as Director, Legal Affairs for LuxN, Inc., a provider of optical access equipment. Prior to then, Ms. Hahn was in private practice at Wilson Sonsini Goodrich & Rosati, P.C. Ms. Hahn holds a J.D. from Columbia Law School and a B.A. from the University of California, Berkeley.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

          We may not be able to return to profitability.

          We were not profitable on a GAAP basis in the fiscal years ended June 30, 2010 and 2009, and we had an accumulated deficit of $108.2 million as of June 30, 2010. If we are not able to grow our revenues or maintain our operating expenses at appropriate levels based on those revenues, we may not succeed in achieving or maintaining profitability in future periods. We also incur significant operating expenses and have recently announced that we plan to increase operating expenses in order to fund our growth. If our gross profit does not increase to offset these expected increases in operating expenses, our operating results will be negatively affected. You should not consider our historic annual revenue growth rates as indicative of our future growth particularly in light of the current economic environment. Accordingly, we cannot assure you that we will be able to return to significant revenue growth or profitability in the future.

          Current uncertainty in global economic conditions makes it particularly difficult to predict demand for our products, and makes it more likely that our actual results could differ materially from expectations.

          Our operations and performance depend on worldwide economic conditions, which have been depressed in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending on capital equipment such as our products. These economic conditions could also cause our competitors to drastically reduce prices or take unusual actions to gain a competitive edge, which could force us to provide similar discounts and thereby reduce our profitability. We cannot predict the timing, strength or duration of the current economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on demand for our products and services, and on our financial condition, including profitability and operating results.

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

          We have had significant executive management turnover, and may not be able to retain or attract the executives we need to succeed.

          We have had significant turnover in our executive team. Our Chief Executive Officer John W. Combs, resigned in July 2010 and will continue to serve as our CEO until September 30, 2010. Though we have commenced a search for his successor, we cannot predict how long such a search will take. Our Vice President of Global Services, Walter Weisner, also recently left the company and we have not yet hired his replacement.

          We cannot assure you that we will be able to attract executives to replace Mr. Combs or Mr. Weisner in a timely manner, or that we will be able to retain them. We also cannot assure you that we will be able to retain other key employees, including senior management and executive positions. If we cannot attract and retain these executives and key employees, our business would be harmed, particularly if the departure of any executive or key employee results in a business interruption, or if we are not successful in preserving material knowledge of our departing employees.

          Our future success depends on our ability to attract, integrate and retain key personnel, and our failure to do so could harm our ability to grow our business.

          Our company strategy and future success will depend, to a significant extent, on our ability to attract, integrate and retain our key personnel, namely our management team and experienced sales and engineering personnel. We may experience difficulty assimilating our newly hired personnel, which may adversely affect our business. In addition, we must retain and motivate high quality personnel, and we must also attract and assimilate other highly qualified employees. Competition for qualified management, sales, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. In addition, even if we succeed in hiring additional sales personnel, it may take some period of time before they become productive. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract, integrate and retain key employees, our ability to manage and grow our business could be harmed.

          We rely on third-party resellers to sell our products, and disruptions to, or our failure to develop and manage our distribution channels could adversely affect our business.

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

          Many of the resellers we recruit never generate significant revenues for us. Recruiting, launching and retaining qualified channel partners and training them in our technology and products requires significant time and resources. In order to develop and expand our distribution channel, we must continue to recruit larger and more productive channel partners. We must also scale and improve our processes and procedures that support our channel, including investment in personnel, systems and training, and those processes and procedures may become increasingly complex and difficult to manage.

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

     We plan to further expand our operations, particularly in sales headcount, channel partnerships, and the number and size of enterprise customers implementing our systems. We will need to increase our operating expenses in order to fund this expansion and support larger customers. This growth will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend upon our ability to manage this growth effectively. If we do not increase our revenues commensurate to our increased spending, we will not be profitable. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in filling enterprise customer orders, declines in product quality or customer satisfaction, increases in costs, production and distribution difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

          If we fail to increase our consideration rate, our business could suffer.

          We estimate that we compete for only a fraction of the potential customers in our market due to our smaller size and lower brand recognition as compared to our much larger competitors. Many of our potential customers purchase their communications systems without ever having considered ShoreTel. We have recently launched a brand recognition campaign in an effort to increase our rate of consideration by prospective customers. If we do not increase our brand recognition and public awareness of our products, we may not be able to enter the sales process for many potential customers and therefore not increase sales and revenues commensurate with our increased operating expenses, which would have a negative financial impact on our business.

          Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies.

          We outsource the manufacturing of our products. Currently, we have arrangements for the production of our products with a contract manufacturer in California and contract manufacturers located in China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, financial viability, ownership of certain elements of electronic designs, the ongoing viability of those contract manufacturers, and reduced control over delivery schedules.

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

          If sales of our products continue to grow, our contract manufacturers may not have sufficient capacity to enable it to increase production to meet the demand for our products. Moreover, our contract manufacturers could have manufacturing engagements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, our contract manufacturers may choose to reallocate resources to the production of products other than ours if capacity is limited.

          In addition, our contract manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products nor do we have any assurance that our contract manufacturers will agree to manufacture and supply any or all of our requirements for our products. Furthermore, our contract manufacturers may unilaterally terminate their relationship with us at any time upon 180 days notice with respect to the contract manufacturers of our switches and 90 days notice with respect to the contract manufacturer of our phones or seek to increase the prices they charge us. As a result, we are not assured that our current manufacturers will continue to provide us with an uninterrupted supply of products of at an acceptable price in the future.

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

          The market for IP telecommunications and other telecommunications systems is extremely competitive. Our competitors include companies that offer IP systems, such as Cisco Systems, Inc. and that offer hybrid systems, such as Alcatel-Lucent, Avaya and Mitel Networks Corporation. In addition, we compete with much larger companies such as Microsoft in the unified communications market. Several of the companies that offer hybrid systems are beginning to also offer IP telecommunications systems. Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources. We could also face competition from new market entrants, whether from new ventures or from established companies moving in to the market. These competitors have various other advantages over us, including:

•	greater market presence, name recognition and brand reputation;

•	larger distribution channels;

•	a larger installed base of telecommunications and networking systems with enterprise customers;

•	larger and more geographically distributed services and support organizations and capabilities;

•	a broader offering of telecommunications and networking products, applications and services;

•	a more established international presence to address the needs of global enterprises;

•	larger patent and intellectual property portfolios;

•	longer operating histories;

•	a longer history of implementing large-scale telecommunications or networking systems;

•	more established relationships with industry participants, customers, suppliers, distributors and other technology companies;

•	the ability to acquire technologies or consolidate with other companies in the industry to compete more effectively; and

•	the ability to bundle a broader offering of telecom and networking equipment and services into an IP PBX offering.

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

          We compete primarily on the basis of price, feature set, reliability, scalability, usability, total cost of ownership, customer satisfaction and service. Because our competitors have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they have offered and in the future may offer telecommunications products at lower prices than we do. These larger competitors can also bundle products with other services, such as hosted or managed services, effectively reducing the price of their products. In order to remain competitive from a cost perspective, we have in the past reduced the prices of our products, and we may be required to do so in the future, in order to gain enterprise customers. Price reductions could have a negative effect on our gross margins.

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

          It is possible that the gross margins on our products will decrease in the future in response to competitive pricing pressures, new product introductions by us or our competitors, changes in the costs of components, manufacturing issues, royalties we need to pay to use certain intellectual property, the introduction of our managed solution offering, growth of our international business, or other factors. If we experience decreased gross margins and we are unable to respond in a timely manner by introducing and selling new, higher-margin products successfully and continually reducing our product costs, our gross margins may decline, which will harm our business and results of operations.

As voice and data networks converge, we are likely to face increased competition from Microsoft and other companies in the information technology, personal and business applications and software industries.

          The convergence of voice and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications market and offer products that compete with our systems, commonly referred to as Unified Communications. Competition from these potential market entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation has announced its unified communications product roadmap. This includes Office Communicator 2007, which Microsoft states allows end users to control communications, including voice over IP, through the Office Communicator application on their PC, which provides functionality that competes with our ShoreTel Communicator application. Microsoft has also introduced Office Communications Server 2007, a product that offers competing unified messaging capabilities. Microsoft has also developed an IP phone and has licensed the rights to produce such phones to third parties. Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this market.

          If Microsoft continues to move into the telecommunications market or if other new competitors from the information technology, personal and business applications or software industries enter the telecommunications market, the market for IP telecommunications systems will become increasingly competitive. If the solutions offered by Microsoft or other new competitors achieve substantial market penetration, or if we cannot integrate our products with Microsoft, we may not be able to maintain or improve our market position, and our failure to do so could materially and adversely affect our business and results of operations.

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

          Once our telephone systems are deployed within our end customers’ sites, our customers depend on our support organization and/or our channel partners to resolve any issues relating to our products. A high level of customer support and services is important for the successful marketing and sale of our products. If we or our channel partners do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our products to existing customers would suffer and our reputation with potential customers would be harmed. Many of our channel partners offer primary support for the products they sell to customers. If the channel partners fail to provide timely and effective services, our business could be harmed. As we expand our sales, we will be required to hire and train additional support personnel. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we fail to maintain high quality customer support or to grow our support organization to match any future sales growth, our business will suffer.

If we fail to forecast demand for our products accurately, we may have excess or insufficient inventory, which may increase our operating costs, decrease our revenues and harm our business.

          We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers and typically prior to receiving a purchase order from our customers. We therefore make significant investments before our resellers or customers place orders to purchase our products and before we know if corresponding shipment forecasts will be changed. Our resellers and customers are not contractually bound by the forecasts they provide us until they sign a purchase order, and the orders we ultimately receive often differ from original forecasts. If we underestimate demand for our products, we will have inadequate inventory, which could result in delays in shipments, loss of orders and reduced revenues. This is exacerbated by the fact that lead times for materials and components that we need can vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. On the other hand, if we overestimate demand for our products and increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory and we will face a risk of significant inventory write-downs. Our failure to forecast demand accurately on a timely basis could result in a decrease in our revenues and gross margins.

If we fail to develop and introduce new products and features in a timely manner, or if we fail to manage product transitions, we could experience decreased revenue or decreased selling prices in the future.

          Our future growth depends on our ability to develop and introduce new products successfully. Due to the complexity of the type of products we produce, there are significant technical risks that may affect our ability to introduce new products and features successfully. For example, our future success will depend in part on our ability to introduce new applications such as contact center systems, which are based on complex software, and our ability to integrate our products with other business applications, such as Microsoft Office. As another example, we believe there is increasing demand for communications as a managed service, either on mobile phones or desk phones, whether ours or another vendors’.

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

          To date we have limited international operations and have had low amounts of revenue from international enterprise customers. The future success of our business will depend, in part, on our ability to expand our operations and enterprise customer base successfully worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	our ability to comply with differing technical and environmental standards and certification requirements outside the United States;

•	difficulties and costs associated with staffing and managing foreign operations;

•	lower gross margins due to higher discounting;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	the need to adapt our products for specific countries;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	unexpected changes in regulatory requirements;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences;

•

fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;

•	restrictions on the transfer of funds;

•	new and different sources of competition;

•	less access to the end customer due to our use of two-tier distribution internationally.

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

          Our products must interface with enterprise customer software, equipment and systems in their networks, each of which may have different specifications. To the extent our competitors supply network software, equipment or systems to our enterprise customers; it is possible these competitors could design their technologies to be closed or proprietary systems that are incompatible with our products or to work less effectively with our products than their own. As a result, enterprise customers would be incentivized to purchase products that are compatible with the products and technologies of our competitors over our products. A lack of interoperability may result in significant redesign costs and harm relations with our enterprise customers. If our products do not interoperate with our enterprise customers’ networks, installations could be delayed or orders for our products could be cancelled, which would result in losses of revenue and enterprise customers that could significantly harm our business.

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

          Although we anticipate that our current cash, cash equivalents and short-term investments on hand will be sufficient to meet our currently anticipated cash needs, if our cash and cash equivalents balances are not sufficient to meet our future cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:

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

          We incorporate certain third-party technologies, such as our contact center, conference bridge and network monitoring software, into our products, and intend to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology or updates to those technologies may not continue to be available to us on commercially reasonable terms, or at all. Furthermore, we do not own the electronic design for our phones, so it may be difficult for us to arrange for an alternate of or a replacement for these products in a timely manner. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business.

Failure to protect our intellectual property could substantially harm our business.

          Our success and ability to compete are substantially dependent upon our intellectual property. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, enterprise customers, strategic partners and others to protect our intellectual proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We currently have 16 issued U.S. patents and a 41 patent applications pending in the U.S. and outside the U.S. We cannot assure you that any additional patents will be issued. Even if patents are issued, they may not adequately protect our intellectual property rights or our products against competitors, and third-parties may challenge the scope, validity and/or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

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

          There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, own or claim to own intellectual property relating to our industry and may have substantially larger and broader patent portfolios than we do. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. Third parties have in the past sent us correspondence regarding their intellectual property and have filed litigation against us, and in the future we may receive claims that our products infringe or violate their intellectual property rights. In this regard, in 2007, Mitel Networks Corporation, one of our competitors, filed a lawsuit against us, which was subsequently settled. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

          The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the SEC, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financing reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. For example, as a result of an error in the computation of the forfeiture rate used in computing our stock-based compensation expense, we determined that we had a material weakness in our internal control over financial reporting as of June 30, 2009. We have remediated this material weakness as of June 30, 2010. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we and our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NASDAQ Stock Market, or NASDAQ, or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

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

          Our stock has been publicly traded for a relatively short period of time, having first begun trading in July 2007. During that time our stock price has fluctuated significantly, from a low of approximately $3 per share to a high of approximately $18 per share. At times the stock price has changed very quickly. For example, in January 2008, our stock price dropped from approximately $13 per share to approximately $6 per share, and as a result, we were named in the lawsuits described in Item 3. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	fluctuations in the overall stock market;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	actual or anticipated fluctuations in our operating results;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell enterprise communication products in particular;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of one or more key customers;

•	the loss of key personnel;

•	the development and sustainability of an active trading market for our common stock;

•	lawsuits threatened or filed against us and the outcome of such lawsuits;

•	shareholder activism;

•	future sales of our common stock by our officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

•	our ability to attract and retain larger and more productive channel partners;

•	the purchasing and budgeting cycles of enterprise customers;

•	the timing and volume of shipments of our products during a quarter, particularly as we experience an increased level of sales occurring towards the end of a quarter;

•	delays in purchasing decisions by our customers from one quarter to the next, or later;

•	seasonality in our target markets;

•	our ability to attract new resellers, retain existing resellers, and their ability to generate revenues;

•	the amount and timing of operating costs related to the maintenance and expansion of our business operations and infrastructure;

•	the timing of recognition of revenue from sales to our customers;

•	changes in the mix of our products and services sold during a particular period;

•	our ability to control costs, including third-party manufacturing costs and costs of components;

•	our ability to maintain sufficient production volumes for our products from our contract manufacturers;

•	volatility in our stock price, which may lead to higher stock-based compensation expenses

•	volatility and fluctuation in foreign currency exchange rates;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	our ability to successfully expand our international operations;

•	general economic conditions or economic recession;

•	decline in interest rates on our investments; and

•	publicly-announced litigation, and the impact of such litigation on our operating results.

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

          Currently, more than 40% of our outstanding shares are held by venture capital investors. If these investors or any existing stockholders sell or distribute a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. All of our outstanding shares are freely tradable without restriction or further registration under the federal securities laws, subject in some cases to the volume, manner of sale and other limitations under Rule 144. In addition, pursuant to our investor rights agreement, some of our early investors may require us to register their shares for public sale which could result in a substantial volume of shares being sold in a short period of time. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

          Our restated certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	limit who may call a special meeting of stockholders;

•	established a classified board of directors, so that not all members of our board of directors may be elected at one time;

•	provide our board of directors with the ability to designate the terms of and issue a new series of preferred stock without stockholder approval;

•	require the approval of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal certain provisions of our certificate of incorporation;

•	allow a majority of the authorized number of directors to adopt, amend or repeal our bylaws without stockholder approval;

•	do not permit cumulative voting in the election of our directors, which would otherwise permit less than a majority of stockholders to elect directors; and

•	set limitations on the removal of directors.

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

          Our headquarters, which is located in Sunnyvale, California is a 63,781 square foot leased facility. This lease expires in September 2014. We also occupy leased facilities in Austin, Texas, and in Europe and Australia.

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

          Information with respect to this item may be found in Note 9 to the Consolidated Financial Statements in Item 8, is which is incorporated herein by reference.

ITEM 4.	RESERVED
ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          Our common stock has been traded on The NASDAQ Global Market under the symbol “SHOR” since July 3, 2007. Prior to then, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by The NASDAQ Global Market.

Year Ended June 30, 2010	High	Low

First Quarter	$9.22	$5.86
Second Quarter	8.14	5.06
Third Quarter	6.96	5.22
Fourth Quarter	6.79	4.47

Year Ended June 30, 2009	High	Low

First Quarter	$6.50	$3.87
Second Quarter	5.87	2.61
Third Quarter	5.18	3.63
Fourth Quarter	8.52	4.17

          In the past, technology stocks have experienced high levels of volatility. The trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	economic conditions and trends in our industry;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	stock buyback programs; or

•	departures of key personnel.

          In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

          On September 1, 2010, the last reported sales price of our common stock on the Nasdaq Global Market was $4.98 per share.

Holders of Record

          As of September 1, 2010, there were 151 stockholders of record of our common stock, although we believe there are approximately 2,000 beneficial owners since many brokers and other institutions hold our common stock on behalf of stockholders.

Dividend Policy

          We have never declared or paid dividends on our common stock. We intend to retain any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

          None.

Use of Proceeds from Public Offering of Common Stock

          The effective date of the registration statement for our initial public offering was July 2, 2007 (Registration No. 333-140630). As of June 30, 2010, the proceeds from our initial public offering were primarily invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

Stock Performance Graphs and Cumulative Total Return (1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on July 3, 2007, the date our common stock first started trading on the NASDAQ National Market through June 30, 2010, for (i) our common stock, (ii) the S&P Small Cap 500 Index and (iii) the NASDAQ Telecommunications Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

$100 invested on 7/3/08 in stock or index. Fiscal year ending June 30,

	7/3/2007	2008	2009	2010

ShoreTel, Inc.	100.00	36.38	65.84	38.19

S&P Small Cap 500 Index	100.00	83.94	61.94	70.87

NASDAQ Telecommunications Index	100.00	71.62	52.08	69.02

(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of ShoreTel, Inc. under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Equity Compensation Plan Information

          The following table summarizes information about our equity compensation plans as of June 30, 2010. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders(1)	8,303,000	$4.14	5,152,000
Equity compensation plans not approved by security holders	—	—	—

Total	8,303,000	$4.14	5,152,000

(1)

The number of securities remaining available for future issuance in column (c) includes 5,152,000 shares of common stock authorized and available for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”) and our 2007 Equity Incentive Plan (the “2007 Plan”). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to 1% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors and the number of shares authorized for issuance under the 2007 Plan is subject to an annual increase equal to 5% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of June 30, 2010.

(2)	The weighted average exercise price does not reflect shares subject to restricted stock awards.

          PART II.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended June 30,

	2010	2009	2008	2007	2006

	(In thousands, except per share amounts)
Revenue:
Product	$117,138	$109,555	$110,496	$87,095	$55,300
Support and services	31,326	25,267	18,233	10,732	6,308

Total revenue	148,464	134,822	128,729	97,827	61,608
Cost of revenue:
Product(1)	40,471	38,149	37,466	29,753	21,855
Support and services(1)	11,580	11,048	10,036	6,847	5,425

Total cost of revenue	52,051	49,197	47,502	36,600	27,280

Gross profit	96,413	85,625	81,227	61,227	34,328
Operating expenses:
Research and development(1)	33,596	30,724	26,811	17,260	9,720
Sales and marketing(1)	55,973	44,652	37,869	26,174	15,699
General and administrative(1)	19,888	19,596	17,645	11,674	4,936
Litigation settlement	—	4,110	—	—	—

Total operating expenses	109,457	99,082	82,325	55,108	30,355

Operating income (loss)	(13,044)	(13,457)	(1,098)	6,119	3,973
Other income – net	84	1,141	4,101	273	248

Income (loss) before income tax benefit (provision)	(12,960)	(12,316)	3,003	6,392	4,221
Income tax benefit (provision)	156	(343)	(861)	(408)	(219)

Net income (loss)	(12,804)	(12,659)	2,142	5,984	4,002
Accretion of preferred stock	—	—	—	(50)	(51)

Net income (loss) available to common stockholders	$(12,804)	$(12,659)	$2,142	$5,934	$3,951

Net income (loss) per common share available to common stockholders(2):
Basic	$(0.29)	$(0.29)	$0.05	$0.69	$0.60

Diluted	$(0.29)	$(0.29)	$0.05	$0.17	$0.12

Shares used in computing net income (loss) per share available to common stockholders:
Basic	44,804	43,714	42,413	8,565	6,609
Diluted	44,804	43,714	44,861	35,581	33,431

(1)	Includes stock-based compensation expense as follows:

	Year Ended June 30,

	2010	2009	2008	2007	2006

	(In thousands)
Cost of product revenue	$139	$113	$74	$14	$—
Cost of support and services revenue	838	799	545	109	16
Research and development	3,064	2,829	2,005	420	14
Sales and marketing	3,400	3,468	2,447	581	7
General and administrative	3,213	2,549	2,360	1,659	45

Total stock-based compensation expense	$10,654	$9,758	$7,431	$2,783	$82

(2)	See Note 5 to our consolidated financial statements for a description of the method used to compute basic and diluted net income (loss) per share available to common stockholders.

	As of June 30,

	2010	2009	2008	2007	2006

	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents and short-term investments	$115,801	$107,666	$102,811	$17,326	$12,333
Working capital	112,836	111,617	111,993	23,018	16,208
Total assets	170,721	155,624	147,797	53,034	30,885
Redeemable convertible preferred stock	—	—	—	56,341	56,332
Total stockholders’ equity (deficit)	114,466	113,772	113,213	(31,829)	(41,168)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.” We report results on a fiscal year ending June 30. For ease of reference within this section, 2010 refers to the fiscal year ended June 30, 2010, 2009 refers to the fiscal year ended June 30, 2009, and 2008 refers to the fiscal year ended June 30, 2008.

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

          We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including to small, medium and large companies and public institutions. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners has more than doubled since June 30, 2004 to over 800 as of June 30, 2010. Channel partners typically purchase our products directly from us. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

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

          We are headquartered in Sunnyvale, California and have a customer support, finance and engineering office in Austin, Texas. The majority of our personnel work at these two locations. Sales and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. Most of our enterprise customers are located in the United States. Revenue from international sales was approximately 10% of our total revenue for 2010 and approximately 7% for 2009 and 2008, respectively. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

          We have experienced some growth despite the economic recession and contraction in the IT telephony market, with our total revenue growing to $148.5 million for 2010 from $134.8 million for 2009. This growth in revenue has been driven by increased revenue from both support and services and product revenue. Our operating expenses have increased significantly to $109.5 million for 2010 from $99.1 million for 2009. This increase in operating expenses is primarily a result of increases in compensation expenses related to growth in headcount, increases in advertising and promotion expense, facilities expenses, and research and development expenses. Compensation expense included increases in stock-based compensation and commissions. We increased headcount from 375 at June 30, 2009 to 479 at June 30, 2010, with the growth driven by the Company’s strategic investment plan focused on growing our sales channel, enhancing our product and increasing our branding activities. We expect to continue to add personnel primarily in our sales, engineering, and customer support areas.

Key Business Metrics

          We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

          Initial and repeat sales orders. Our goal is to attract a significant number of new enterprise customers and to encourage existing enterprise customers to purchase additional products and support. Many enterprise customers make an initial purchase and deploy additional sites at a later date, and also buy additional products and support as their businesses expand. As our installed enterprise customer base has grown we have experienced an increase in orders attributable to existing enterprise customers, which currently represents a significant portion of our total revenue. For fiscal year 2010 order volume from existing enterprise customers represented approximately 56% of total order volume, while in fiscal year 2009 and 2008 it has been approximately 54% and 50%, respectively.

          Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on service, support, specific commitments and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions described above and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at June 30, 2010 was $28.7 million, of which $19.5 million is expected to be recognized within one year.

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

Basis of Presentation

          Revenue. We derive our revenue from sales of our IP telecommunications systems and related support and services. Our typical system includes a combination of IP phones, switches and software applications. Channel partners buy our products directly from us. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction levels, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue has accounted for 79%, 81%, and 86% of our total revenue for 2010, 2009 and 2008, respectively.

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

          Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We capitalize software development costs incurred from determination of technological feasibility through general release of the product to customers. Software development costs capitalized and shown under other assets was $0.7 million, $0.5 million and zero in fiscal 2010, 2009, and 2008, respectively.

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

          Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, branding and advertising, trade shows, demo equipment, professional services fees and facilities expenses. We plan to continue to invest in development of our distribution channel by increasing the size of our field sales force and the number of our channel partners to enable us to expand into new geographies, including Europe and Asia Pacific, and further increase our sales to large enterprises. In conjunction with channel growth, we plan to increase the investment in our training and support of channel partners to enable them to more effectively sell our products. We also plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category.

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

          Other income (expense). Other income (expense) primarily consists of interest earned on cash and short-term investments, gains and losses on foreign currency transactions, and other miscellaneous income (expenses).

          Income tax benefit (provision). Income tax benefit (provision) includes federal, state and foreign tax on our income. From inception through 2005, we accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carry-forwards and other tax credits measured by applying current enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

We believe we have had multiple ownership changes, as defined under Section 382 of the Internal Revenue Code, due to significant stock transactions in previous years, which had limited the realization of our net operating losses and tax credit carryforwards under Section 382 of the Internal Revenue Code in future periods. During fiscal 2010, the Company received a favorable tax ruling from the Internal Revenue Service related to Section 382. As a result of the ruling, at least $25 million of net operating losses that were previously limited by Section 382 of the Internal Revenue Code are now available to the Company to offset future taxable income and to recapture previously paid taxes. The increase in the deferred tax assets associated with this ruling was offset by an increase in valuation allowance. As a result, in the fourth quarter of fiscal 2010, the Company filed an amended fiscal 2008 federal income tax return utilizing the available net operating losses to request a tax refund for approximately $1.7 million, which the Company has not received as of June 30, 2010.

SHORETEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	(Unaudited)
	Year Ended June 30,

	2010	2009

Revenue:
Product	$117,138	$109,555
Support and services	31,326	25,267

Total revenues	148,464	134,822
Cost of revenue
Product (1)	40,471	38,149
Support and services (1)	11,580	11,048

Total cost of revenue	52,051	49,197

Gross profit	96,413	85,625
Gross profit %	64.9%	63.5%

Operating expenses:
Research and development (1,2)	33,596	30,724
Sales and marketing (1,2)	55,973	44,652
General and administrative (1,2)	19,888	19,596
Litigation Settlement	—	4,110

Total operating expenses	109,457	99,082

Loss from operations	(13,044)	(13,457)
Other income (expense), net	84	1,141

Loss before provision for income taxes	(12,960)	(12,316)
Benefit from (provision for) income taxes	156	(343)

Net loss	$(12,804)	$(12,659)

Net loss per share available to common stockholders:
Basic	$(0.29)	$(0.29)
Diluted (3)	$(0.29)	$(0.29)

Shares used in computing net loss per share available to common stockholders:
Basic	44,804	43,714
Diluted (3)	44,804	43,714

(1) Includes stock-based compensation as follows:
Cost of product revenue	$139	$113
Cost of support and services revenue	838	799
Research and development	3,064	2,829
Sales and marketing	3,400	3,468
General and administrative	3,213	2,549

	$10,654	$9,758

(2) Includes restructuring charge as follows:
Research and development	—	98
Sales and marketing	(27)	235
General and administrative	—	83

	$(27)	$416

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)
(Unaudited)

	Year Ended June 30,

	2010	2009

GAAP net loss available to stockholders:	$(12,804)	$(12,659)

Adjustments for non-GAAP items (1)	10,627	14,557

Tax effect of non-GAAP adjustments	(195)	(675)

Non-GAAP net income (loss) available to stockholders	$(2,372)	$1,223

GAAP diluted net loss per share:	$(0.29)	$(0.29)

Adjustments for non-GAAP items	0.24	0.32

Tax effect of non-GAAP adjustments	0.00	0.00

Non-GAAP diluted net income (loss) per share:	$(0.05)	$0.03

Shares Used in Non-GAAP diluted per share calculation	44,804	44,994

(1) Adjustments for non-GAAP items include:
Stock-based compensation	$10,654	$9,758

Litigation settlement	—	4,110

Restructuring charge (benefit)	(27)	416

Cancellation of contractual obligation included in sales and marketing	—	273

Adjustments for non-GAAP items	$10,627	$14,557

          Results of Operations

          The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,

	2010	2009	2008

Revenue:
Product	79%	81%	86%
Support and services	21%	19%	14%

Total revenue	100%	100%	100%
Cost of revenue:
Product	27%	28%	29%
Support and services	8%	8%	8%

Total cost of revenue	35%	36%	37%

Gross profit	65%	64%	63%
Operating expenses:
Research and development	23%	23%	21%
Sales and marketing	38%	33%	29%
General and administrative	13%	14%	13%
Litigation settlement	—	3%	—

Total operating expenses	74%	73%	63%

Operating income (loss)	(9)%	(9)%	—
Other income, net	—	1%	3%

Income (loss) before benefit from (provision for) income tax	(9)%	(8)%	3%
Income tax benefit (provision)	—	(1)%	(1)%

Net income (loss)	(9)%	(9)%	2%

Fiscal 2010 compared to Fiscal 2009

          Revenue.

	Year ended		Change

	June 30, 2010	June 30, 2009	$	%

	(in thousands, except percentages)
Revenue	$148,464	$134,822	$13,642	10%

          The increase was due to increases in both product revenue and support and services revenue. Product revenue was $117.1 million in 2010, an increase of $7.5 million or 7%, from $109.6 million in 2009, as a result of higher sales volumes of $12.5 million primarily from our U.S. telecom carrier resellers, partially offset by a slight decline in average selling prices of approximately $5 million. Support and services revenue was $31.3 million in 2010, an increase of $6.0 million, or 24%, from $25.3 million in 2009, as a result of a $4.5 million increase in revenue associated with post-contractual support contracts, an increase of $0.5 million in professional services, $0.3 million increase in installations revenue and a $0.7 million increase in training revenue.

          Gross margin.

	Year ended		Change

	June 30, 2010	June 30, 2009	$	%

	(in thousands, except percentages)
Cost of revenue	$52,051	$49,197	$2,854	6%
Gross profit	$96,413	$85,625	$10,788	13%
Gross margin	65%	64%	n/a	1%

          The increase in gross margin was attributable to an increase in support and services gross margin from 56% in 2009 to 63% in 2010. The product gross margin remained unchanged at 65% in 2009 and 2010. Support and services gross margin increased due to support and services revenue increasing by 24% and service costs only increasing by 5%, compared to the same period in 2009. The service costs increase was limited to 5% as we deployed employee resources to a lower cost region outside of our California headquarters office. The increase in the gross profit for support and services was primarily due to the ability to support a larger customer base with similar number of employees in 2010.

          Operating expenses.

	Year ended		Change

	June 30, 2010	June 30, 2009	$	%

	(in thousands, except percentages)
Operating expenses:
Research and development	$33,596	$30,724	$2,872	9%
Sales and marketing	$55,973	$44,652	$11,321	25%
General and administrative	$19,888	$19,596	$292	1%
Litigation settlement	$—	$4,110	$(4,110)	(100)%

          Research and development. These expenses represented 23% of total revenue in both 2010 and 2009. Compensation, including stock-based compensation, for research and development employees accounted for $2.3 million of the increase, primarily as a result of increased headcount during the year. The increase in research and development expenses also included $0.8 million in consulting and outside services, $0.2 million in incentive compensation expense and $0.1 million each in legal expenses associated with trademark and patent costs.. These increases were primarily offset by a decrease of $0.4 million in non-recurring engineering expenses and decrease of $0.1 million in issued equipment expenses related to usage in beta programs.

          Sales and marketing. These expenses represented 38% and 33% of total revenue in 2010 and 2009, respectively. The increase in sales and marketing expense included increases of $3.8 million in advertising and promotional expenses, $2.7 million in labor costs due to growth in headcount, and $2.6 million in commissions. Additional increase in sales and marketing expenses included increases of $1.0 million in consulting expenses, $0.9 million in travel expenses. The increase in headcount from 128 in 2009 to 158 in 2010 was to augment the sales force with the objective to generate future revenues.

          General and administrative. These expenses represented 13% and 14% of total revenue in 2010 and 2009, respectively. Compensation for general and administrative employees, including stock-based compensation, accounted for $1.7 million of the increase. Additional increases in general and administrative expenses included $1.1 million in consulting/outside services, $0.2 million in travel expense. These increases were partially offset by a decrease of $1.3 million in legal expenses due to the resolution of the litigation with Mitel, $1.1 million in bad debt expense and $0.4 million in restructuring expense.

          Litigation Settlement. We recorded a charge of $4.1 million as a result of the agreement to settle our litigation with Mitel in April 2009. There was no such charge in fiscal 2010.

          Other income

	Year ended		Change

	June 30, 2010	June 30, 2009	$	%

	(in thousands, except percentages)
Other Income, net	$84	$1,141	$(1,057)	(93)%

          Other income. Other income primarily consists of interest earned on our cash and cash equivalents and short-term investments and foreign currency translation gains and losses. The decrease in other income is primarily attributable to significantly reduced interest rates earned on relatively stable cash and investment balances.

          Income tax provision (benefit).

	Year ended		Change

	June 30, 2010	June 30, 2009	$	%

	(in thousands, except percentages)
Income tax provision (benefit)	$(156)	$343	$(499)	(145)%

Income tax provision (benefit). The income tax benefit was $(0.2) million in 2010 compared to an income tax provision of approximately $0.3 million in 2009. The $(0.2) million income tax benefit primarily relates to estimated benefit related to carrying back the FY10 losses to FY06-FY08 to claim a tax refund of approximately $0.4 million offset by $0.2 million foreign and minimum state taxes. In 2009, we incurred a loss before provision for income tax; however, due to differences related to book vs. tax, we generated taxable income in 2009. Accordingly, we recorded an income tax benefit in 2010 and an income tax expense in 2009.

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

          Research and development. These expenses represented 23% and 21% of total revenue in 2009 and 2008, respectively. Compensation, including stock-based compensation, for research and development employees accounted for $4.1 million of the increase, primarily as a result of increased headcount during the year. The increase in research and development expenses also included $0.2 million each in legal expenses associated with trademark and patent costs and in depreciation, $0.5 million in facilities, $0.3 million corporate bonus and $0.1 million each in travel and software expenses. These increases were primarily offset by a decrease of $1.1 million in non-recurring engineering expenses, and decreases of $0.3 million each in issued equipment expenses related to usage in beta programs and in consulting and professional services.

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

Liquidity and Capital Resources

          Cash and Cash Equivalents and Investments.

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	Year ended June 30,

	2010	2009	2008

Cash and cash equivalents	$68,426	$73,819	$68,672
Short-term investments	47,375	33,847	34,139

Total	$115,801	$107,666	$102,811

                As of June 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $115.8 million and net accounts receivable of $24.6 million.

          Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

          We believe that our $115.8 million of cash and cash equivalents and short-term investments at June 30, 2010, together with cash flows from our operations will be sufficient to fund our operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

          The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended June 30,

	2010	2009	2008

	(In thousands)
Cash provided by operating activities	$11,181	$7,447	$8,153
Cash used in investing activities	$(19,743)	$(5,494)	$(36,519)
Cash provided by financing activities	$3,169	$3,194	$79,712

     Cash flows from operating activities

          Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in areas such as research and development, sales and marketing and administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and typically collect in 30 to 60 days, although these time periods can vary and can be longer. In some cases we prepay for license rights to third-party products in advance of sales.

          Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $11.2 million for 2010 as compared to cash provided by operations of $7.4 million for 2009 and $8.2 million for 2008. The increase in cash provided by operations in fiscal year 2010 compared to fiscal year 2009 resulted primarily from the period-to-period change in cash flows relating to operating activities. Deferred revenue increased by $6.2 million, primarily due to the deferral of revenue from sales of post contractual support contracts exceeding the revenue recognized from post contractual support contracts, increases in accrued liabilities and other of $5.1 million and in accrued employee compensation of $3.4 million, decreases in inventories of $1.9 million and other assets of $1.2 million. These sources of cash were partially offset by uses of cash associated with an increase in accounts receivable of $3.1 million due to increased sales in 2010 compared to 2009 and increase in prepaid and other current assets of $4.0 million. Further, noncash adjustments were higher in 2010 compared to 2009 by $0.9 million.

          Net cash provided by operating activities in 2009 partly consisted of net loss of $12.7 million. Noncash adjustments were higher in 2009 compared to 2008, including stock-based compensation expense, which was higher in 2009 by $2.3 million. Noncash adjustments included $9.8 million in stock-based compensation, $1.1 million in provision for doubtful accounts, $0.2 million loss on disposal of property and equipment and $2.0 million in depreciation expense. These were partially offset by $0.2 million in excess tax benefits from stock options exercised. In addition, the period-to-period change in cash flows relating to operating activities is composed of increases in deferred revenue of $3.8 million, primarily due to the deferral of revenue from sales of post contractual support contracts exceeding the revenue recognized from post contractual support contracts, and increases in accrued liabilities and other of $2.3 million and in accounts payable of $1.8 million, decreases in prepaid expenses and other current assets of $0.5 million, and inventory of $0.2 million. These sources of cash were partially offset by uses of cash associated with an increase in accounts receivable of $0.6 million due to increased sales in 2009 compared to 2008.

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

          Net cash used in investing activities was $19.7 million, $5.5 million, and $36.5 million in 2010, 2009 and 2008, respectively. Net cash used in investing activities in 2010 was primarily related to investments made in U.S. government sponsored securities and corporate bonds and commercial paper of $23.8 million, partially offset by the net amount of sales and maturities of $10.1 million. Also, $1.4 million was used to purchase technology licenses and patents and $4.7 million was used to purchase property and equipment. Net cash used in investing activities in 2009 was primarily related to $4.1 million used to purchase technology licenses and patents and $1.8 million used to purchase property and equipment. This was partially offset by sale/maturities of investments made in U.S. government sponsored securities and corporate bonds and commercial paper. Net cash used in investing activities in 2008 was primarily related to investments made in U.S. government sponsored securities and corporate bonds and commercial paper. Our requirements for additional capital expenditures are subject to change depending upon several factors, including our needs based on our changing business and industry and market conditions.

     Cash flows from financing activities

          Net cash provided by financing activities was $3.2 million, $3.2 million and $79.7 million, in 2010, 2009 and 2008, respectively. In 2010, we generated proceeds of $3.0 million from the sale of employee stock purchase plan shares and the exercise of common stock options and $0.2 million from tax benefit of stock options exercised. In 2009, we generated proceeds of $3.0 million from the sale of employee stock purchase plan shares and the exercise of common stock options and $0.2 million from tax benefit of stock options exercised. In 2008, we generated proceeds of $78.6 million from our initial public offering including payment of other offering costs, $0.8 million from exercise of common stock options and received tax benefit of stock options exercised of $0.3 million.

Contractual Obligations

          The following is a summary of our contractual obligations as of June 30, 2010:

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating lease obligations	$6,262	$1,926	$2,944	$1,392	$—
Non-cancellable purchase commitments for finished goods	20,106	20,106	—	—	—
Software license commitments	2,750	1,250	1,500	—	—

Total	$29,118	$23,282	$4,444	$1,392	$—

Off-Balance Sheet Arrangements

          We do not have any material off-balance sheet arrangements (Other than those disclosed above within Contractual Obligations) nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

          Revenue Recognition

          Product Revenue. Our software is integrated with our hardware and is essential to the functionality of the integrated system product. Product sales typically include a perpetual license to our software, except in limited circumstances such as sales of spare or replacement handsets, back-up switches and additional business applications. We recognize revenue, depending on whether the hardware is sold in a multiple-element arrangement with software and post-contractual support or on a standalone basis if the enterprise customer purchases hardware, software, or maintenance support separately. For the initial sale, we generally bundle together the hardware, software, and post-contractual support contracts with terms of up to five years. Thereafter, if the enterprise customer increases the number of end user deployments and/or functionality, it may add more hardware, software, and related post-contractual support by purchasing them separately. We evaluate existence of vendor-specific objective evidence, or VSOE, of fair value for post-contractual support and, installation and services and training, as noted below.

          We recognize product revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. Our fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. Our agreements generally do not include rights of return or acceptance provisions. To the extent that our agreements contain acceptance terms, we recognize revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. We maintain a reserve for sales returns based on historical experience. Payment terms generally range from net 30 to net 60 days. In the event payment terms are extended materially from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due. We assess the ability to collect from channel partners based on a number of factors, including creditworthiness and past transaction history. If the channel partner is not deemed creditworthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges are included in product revenue and the related shipping costs are included in cost of product revenue.

          We monitor and analyze the accuracy of sales returns estimates by reviewing actual returns and adjust it for future expectations to determine the adequacy of our current and future reserve needs. If actual future returns and allowances differ from past experience and expectation, additional allowances may be required.

          We have arrangements with channel partners to reimburse the channel partners for cooperative marketing costs meeting specified criteria. The reimbursements are limited to 50% of the actual costs charged to the channel partners by third-party vendors for advertising, trade shows and other related sales and marketing activities for which we receive an identifiable benefit, subject to a limit of the total cooperative marketing allowance earned by each channel partner. Moreover, we record the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations.

          Post-Contractual Support. Our support and services revenue is primarily derived from post-contractual support. We account for post-contractual support revenue based on VSOE of fair value, regardless of any separate prices stated within the contract for each element. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for support through prior renewals of post-contractual support contracts, which establishes a price which is based on a standalone sale. To determine the fair value of the price charged, we analyze both the selling prices when elements are sold separately as well as the concentrations of those prices. We believe those concentrations have been sufficient to enable us to establish VSOE of fair value for the post-contract support revenues.

          We currently use the residual method to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as post-contractual support, installation services and training, are deferred and the remaining portion of the sales amount is recognized as product revenue. The fair value of the post-contractual support is recognized as support and services revenue on a straight-line basis over the term of the related support period, which can be up to five years in length.

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

     Stock-Based Compensation

          Stock-Based Compensation — The Company amortizes stock-based compensation expense based upon the fair value of stock-based awards on a straight-line basis over the requisite vesting period as defined in the applicable plan documents. Corporate income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings, referred to as an excess tax benefit, are presented in the consolidated statements of cash flows as a financing activity. Realized excess tax benefits are credited to additional paid-in capital in the consolidated balance sheets.

          Stock-based compensation expense recognized in the Consolidated Statements of Operations has been reduced for forfeitures since it is based on awards ultimately expected to vest, it. If factors change and we employ different assumptions in the application of our option-pricing model in future periods or if we experience different forfeiture rates, the compensation expense that is derived may differ significantly from what we have recorded in the current year.

     Inventory Valuation

          Inventories consist principally of finished goods and are stated at the lower of cost or market value, with cost being determined under a standard cost method that approximates first-in, first out. Inventory valuation reserves are established to reduce the carrying amounts of our inventories to their net estimated realizable values. Inventory valuation reserves are generally based on historical usage and expected demand. If future demand or market conditions are less favorable than our projections, additional inventory valuation reserves could be required and would be reflected in cost of product revenue in the period in which the reserves are taken. Inventory valuation reserves were $0.5 million and $0.6 million as of June 30, 2010 and 2009, respectively. Once a reserve is established, it is maintained until the unit to which it relates is sold or scrapped.

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

     During the year ended June 30, 2010, the increase in total deferred tax assets of $9.7 million and related increase in the valuation allowance of $11.4 million was primarily related to the increase in gross net operating loss and tax credit carryforwards due to the favorable tax ruling from the Internal Revenue Service related to Section 382. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred taxes and projected income from operating activities. As of June 30, 2010, management does not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

Recent Accounting Pronouncements

          Refer to Note 1 of Notes to Consolidated Financial Statements in this Form 10-K for a discussion of the expected impact of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

          We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward exchange contracts outstanding as of June 30, 2010.

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

          The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2010 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $47.4 million at June 30, 2010. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points (BPS).

	Decrease in interest rates			Increase in interest rates

(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total Fair Market Value	$47,803	$47,589	$47,482	$47,268	$47,161	$46,947
Percent Change in Fair Value	0.90%	0.45%	0.23%	(0.23)%	(0.45)%	(0.90)%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SHORETEL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

          We have audited the accompanying consolidated balance sheets of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoreTel, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 10, 2010

SHORETEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)

	June 30,

	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,426	$73,819
Short-term investments	47,375	33,847
Accounts receivable, net of allowances of $876 and $1,330 as of June 30, 2010 and June 30, 2009, respectively	24,596	21,454
Inventories	9,954	11,805
Prepaid expenses and other current assets	8,125	3,110

Total current assets	158,476	144,035
PROPERTY AND EQUIPMENT - Net	6,019	3,475
OTHER ASSETS	6,226	8,114

TOTAL	$170,721	$155,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,868	$7,774
Accrued liabilities and other	10,061	4,494
Accrued employee compensation	8,261	4,895
Deferred revenue	19,450	15,255

Total current liabilities	45,640	32,418
LONG-TERM LIABILITIES:
Long-term deferred revenue	9,269	7,236
Other long-term liabilities	1,346	2,198

Total liabilities	56,255	41,852

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	—	—

Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 45,370 and 44,362 shares as of June 30, 2010 and June 30, 2009, respectively	222,491	209,102
Deferred compensation	—	(54)
Accumulated other comprehensive income	191	136
Accumulated deficit	(108,216)	(95,412)

Total stockholders’ equity	114,466	113,772

TOTAL	$170,721	$155,624

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2010	2009	2008

	(Amounts in thousands, except per share amounts)
REVENUE:
Product	$117,138	$109,555	$110,496
Support and services	31,326	25,267	18,233

Total revenue	148,464	134,822	128,729
COST OF REVENUE:
Product	40,471	38,149	37,466
Support and services	11,580	11,048	10,036

Total cost of revenue	52,051	49,197	47,502
GROSS PROFIT	96,413	85,625	81,227
OPERATING EXPENSES:
Research and development	33,596	30,724	26,811
Sales and marketing	55,973	44,652	37,869
General and administrative	19,888	19,596	17,645
Litigation settlement	—	4,110	—

Total operating expenses	109,457	99,082	82,325

LOSS FROM OPERATIONS	(13,044)	(13,457)	(1,098)
OTHER INCOME (EXPENSE):
Interest income	408	1,399	4,141
Other	(324)	(258)	(40)

Total other income	84	1,141	4,101

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (PROVISION)	(12,960)	(12,316)	3,003
Income tax benefit (provision)	156	(343)	(861)

NET INCOME (LOSS)	$(12,804)	$(12,659)	$2,142

Net income (loss) per common share available to common stockholders:
Basic	$(0.29)	$(0.29)	$0.05

Diluted	$(0.29)	$(0.29)	$0.05

Weighted average shares used in computing net income (loss) per share available to common stockholders:
Basic	44,804	43,714	42,413
Diluted	44,804	43,714	44,861

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Common Stock and Additional Paid- In- Capital
	Redeemable Convertible Preferred Stock						Accumulated Other Comprehensive Income (Loss)
						Note Receivable from Stockholders
					Deferred Stock Compensation				Total Stockholders’ Equity
								Accumulated Deficit
	Shares	Amount	Shares	Amount

	(Amounts in thousands)

BALANCE - July 1, 2007	23,316	$56,341	10,132	$53,303	$(237)	$—	$—	$(84,895)	$(31,829)
Proceeds from initial public offering, net of offering costs			9,085	77,328					77,328
Preferred stock warrants converted to common stock warrants				549					549
Conversion of preferred stock to common stock	(23,316)	(56,341)	23,316	56,341					56,341
Exercise of warrants			61
Common stock issued under stock-based compensation plans			747	857					857
Stock-based compensation expense				7,336	95				7,431
Vesting of accrued early exercised stock options				220					220
Income tax benefit related to stock option exercises				250					250
Components of comprehensive income:
Unrealized loss on short-term investments							(76)		(76)
Net income								2,142	2,142

Comprehensive income									2,066

BALANCE – June 30, 2008	—	—	43,341	196,184	(142)	—	(76)	(82,753)	113,213
Common stock issued under stock-based compensation plans			1,021	3,004					3,004
Stock-based compensation expense				9,670	88				9,758
Vesting of accrued early exercised stock options				54					54
Income tax benefit related to stock option exercises				190					190
Components of comprehensive income:
Unrealized gain on short-term investments							212		212
Net loss								(12,659)	(12,659)

Comprehensive loss									(12,447)

BALANCE - June 30, 2009	—	—	44,362	209,102	(54)	—	136	(95,412)	113,772

Common stock issued under stock-based compensation plans			1,008	2,978					2,978
Stock-based compensation expense				10,600	54				10,654
Vesting of accrued early exercised stock options				18					18
Income tax benefit (deficiency) related to stock option exercises				(207)					(207)
Components of comprehensive income:
Unrealized gain on short-term investments							55		55
Net loss								(12,804)	(12,804)

Comprehensive loss									(12,749)

BALANCE - June 30, 2010	—	$—	45,370	$222,491	$—	$—	$191	$(108,216)	114,466

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2010	2009	2008

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,804)	$(12,659)	$2,142
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,804	1,965	1,606
Amortization (accretion) of premium (discount) on investments	217	27	(198)
Stock-based compensation expense	10,654	9,758	7,431
Excess tax benefit from stock options exercised	(191)	(190)	(250)
Loss on disposal of property and equipment and other assets	340	191	270
Deferred tax benefit	(26)	—	(1,748)
Provision (benefit) for doubtful accounts receivable	(83)	1,066	245
Changes in assets and liabilities:
Accounts receivable	(3,059)	(611)	(2,743)
Inventories	1,851	203	(4,951)
Prepaid expenses and other current assets	(4,022)	480	57
Other assets	1,179	(85)	(1,880)
Accounts payable	(325)	1,796	(586)
Accrued liabilities and other	5,052	2,332	2,283
Accrued employee compensation	3,366	(652)	1,761
Deferred revenue	6,228	3,826	4,714

Net cash provided by operating activities	11,181	7,447	8,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,650)	(1,842)	(2,407)
Purchases of investments	(23,835)	(35,087)	(51,267)
Proceeds from sale/maturities of investments	10,145	35,558	17,250
Purchase of software licenses and other	(1,403)	(4,123)	—
Long-term deposit on operating facility	—	—	(95)

Net cash used in investing activities	(19,743)	(5,494)	(36,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, received net of underwriting discounts	—	—	80,265
Initial public offering costs	—	—	(1,660)
Proceeds from issuance of common stock	3,103	3,004	857
Taxes paid on vested and released stock awards	(125)	—	—
Excess tax benefit from stock options exercised	191	190	250

Net cash provided by financing activities	3,169	3,194	79,712

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,393)	5,147	51,346
CASH AND CASH EQUIVALENTS - Beginning of the year	73,819	68,672	17,326

CASH AND CASH EQUIVALENTS - End of the year	$68,426	$73,819	$68,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunds) for taxes, net of refunds	$(156)	$1,196	$1,398

NONCASH FINANCING AND INVESTING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$56,341
Reclassification of initial public offering costs from other assets to common stock	$—	$—	$2,752
Reclassification of preferred stock warrant liability to common stock	$—	$—	$549
Unpaid portion of property and equipment purchases included in period-end accounts payable	$647	$196	$185
Vesting of accrued early exercised stock options	$18	$54	$220
Unpaid portion of purchases of other assets included in period-end accounts payable and accrued liabilities	$—	$215	$200

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

          Fiscal Year End - The Company operates on a fiscal year ending June 30.

          Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries located in Germany, the United Kingdom and Australia. All transactions and balances between the parent and the subsidiaries have been eliminated in consolidation. The functional currency of the subsidiaries is the U.S. dollar. Functional currency monetary assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income (expense).

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

          Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of June 30, 2010, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from the customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2010 and 2009, no enterprise customer or channel partner comprised more than 10% of total accounts receivable. For the year ended June 30, 2010, 2009 and 2008, no enterprise customer or channel partner comprised more than 10% of total revenue.

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

          Investments - The Company’s short-term investments are comprised of U.S. Government agency securities, corporate notes and commercial paper. These investments are held in the custody of three major financial institutions. The specific identification method is used to determine the cost basis of disposed fixed income securities. At June 30, 2010 and 2009, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

          The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,

	2010	2009	2008

Allowance for doubtful accounts - beginning	$1,330	$414	$320
Current period provision (benefit)	(83)	1,066	245
Write-offs charged to allowance (net of recoveries)	(371)	(150)	(151)

Allowance for doubtful accounts - ending	$876	$1,330	$414

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

          Product Revenue - The Company’s software is integrated with hardware and is essential to the functionality of the integrated system product. Revenue is recognized depending on whether the hardware is sold in a multiple-element arrangement with software and post-contractual support or on a standalone basis if the customer purchases hardware, software, or post- contractual support separately. At the initial purchase, the customer generally bundles together the hardware, software components and up to five years of post-contractual support. Thereafter, if the enterprise customer increases end users and functionality, it may add more hardware, software, and related post-contractual support by purchasing them separately. The Company evaluates vendor-specific objective evidence (VSOE) of fair value for post-contractual support, installation services and training, and other undelivered elements as noted below.

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

          Post-Contractual Support - The Company’s support and service revenues are primarily derived from post-contractual support. The Company accounts for post-contractual support revenues based on the nature of the arrangement. If an arrangement includes multiple elements, the fee is allocated to the various elements based on VSOE of fair value, regardless of any separate prices stated within the contract for each element. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support through prior renewals of post-contractual support from existing customers, which establishes a price based on a standalone sale. To determine the fair value of the price charged, the Company analyzes both the selling prices when elements are sold separately as well as the concentrations of those prices. The Company believes those concentrations have been sufficient to enable us to establish VSOE of fair value for the post-contract support revenues.

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

          The Company uses the residual method to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as post-contractual support installation services and training, is deferred and the remaining portion of the sales amount is recognized as product revenue. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period, which is typically one to five years.

          Installation and Training- Installation is sold on an elective basis. As installation is typically performed by the channel partner or enterprise customer, and it is not considered essential to the functionality of the delivered elements. Installation, when performed by the Company, is by its nature sold only with an accompanying system order. Installation is generally priced at established rates based on estimated hours required to install the accompanying system.

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

          Warranties - The majority of the Company’s products are covered by a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized based on historical experience.

The determination of such provision requires the Company to make estimates of product return rates and expected costs to repair or replace the product under warranty. If actual costs differ significantly from these estimates, additional amounts are recorded when such costs are probable and can be reasonably estimated. The provision for product warranties are recorded within cost of goods sold on the statement of operations and included within accrued liabilities and other on the balance sheet.

          The change in accrued warranty expense is summarized as follows (in thousands):

	June 30,

	2010	2009	2008

Accrued warranty balance - beginning	$261	$239	$167
Current period accrual	330	292	313
Warranty expenditures charged to accrual	(276)	(270)	(241)

Accrued warranty balance - ending	$315	$261	$239

          Research and Development Costs - Research and development expenditures, which include software development costs, are expensed as incurred. Software development costs incurred subsequent to the time a product’s technological feasibility has been established through the time the product is available for general release to customers are subject to capitalization.

          Income Taxes – The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit of which future realization is uncertain.

          Stock-Based Compensation – The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company elected to use the Prospective Transition method to new awards and to awards modified, repurchased or canceled after the effective date of July 1, 2006. The Company has a stock-based employee compensation plan (Option Plan). Generally, stock options granted to employees vest 25% one year or 50% two years from the grant date and 1/48 each month thereafter, and have a term of ten years.

          The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and 2008 (in thousands):

	Year Ended June 30,

	2010	2009	2008

Cost of product revenue	$139	$113	$74
Cost of support and services revenue	838	799	545
Research and development	3,064	2,829	2,005
Sales and marketing	3,400	3,468	2,447
General and administrative	3,213	2,549	2,360

Total stock-based compensation expense	$10,654	$9,758	$7,431

          Compensation expense related to equity instruments issued to nonemployees is recognized as the equity instruments vest. At each reporting date, the Company revalues the compensation. As a result, stock-based compensation expense related to unvested equity instruments issued to nonemployees fluctuates as the fair value of the Company’s common stock fluctuates. The Company uses the Black-Scholes option-pricing model to value options granted to non-employees. The related expense is recorded over the period in which the related services are received.

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

          Comprehensive income (loss) - Comprehensive income (loss) is defined as the change in equity during a period from nonowner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which is a separate component of stockholders’ equity. Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities. Other comprehensive income (loss) for fiscal years 2010, 2009 and 2008 has been disclosed within the consolidated statements of redeemable convertible preferred stock and stockholders’ equity and comprehensive income (loss).

          Recent Accounting Pronouncements –

          During the first quarter of fiscal year 2010, the Company adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

          In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that revises accounting and reporting requirements for arrangements with multiple deliverables that are excluded from the scope of existing software revenue guidance. This update requires the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices. This update is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is July 1, 2010. The Company is currently evaluating the impact of adoption of this update on our financial position, results of operations and cash flows and the impact of adoption is not expected to be material.

          In October 2009, the FASB issued an accounting standards update that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software is excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This update is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is July 1, 2010. The Company is currently evaluating the impact of adoption of this update on our financial position, results of operations and cash flows and the impact of adoption is not expected to be material.

          In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, the Company adopted this amendment in the third quarter of fiscal 2010, except for the additional Level 3 requirements which will be adopted in 2011. The adoption of this amendment did not have a significant impact on the Company’s financial position, results of operations or cash flows.

2. BALANCE SHEET COMPONENTS

          Balance sheet components consisted of the following:

	As of June 30,

	2010	2009

	(Amounts in thousands)
Inventories:
Raw materials	$335	$398
Inventory in process/transit	526	962
Finished goods	9,093	10,445

Total inventories	$9,954	$11,805

Prepaid expenses and other current assets:
Prepaid expenses and other receivables	$7,778	$2,435
Deferred cost of revenue	347	315
Deferred taxes	—	360

Total prepaid expenses and other current assets	$8,125	$3,110

Property and equipment:
Computer equipment and tooling	$9,559	$5,281
Software	1,354	1,086
Furniture and fixtures	1,196	1,064
Leasehold improvements & others	583	387

Total property and equipment	$12,692	$7,818
Less accumulated depreciation and amortization	(6,673)	(4,343)

Property and equipment – Net	$6,019	$3,475

Deferred revenue:
Product	$966	$988
Support and services	27,753	21,503

Total deferred revenue	$28,719	$22,491

The following is a summary of the Company’s long-term other assets (in thousands):

	June 30, 2010			June 30, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Licensed technology	$2,310	$(532)	$1,778	$1,860	$(131)	$1,729
Intangible assets in pre-release	3,247	—	3,247	2,478	—	2,478

Other intangible assets	$5,557	$(532)	5,025	$4,338	$(131)	4,207

Prepaid royalties			914			2,285
Deferred tax asset			53			1,388
Deposits and other			234			234

Total other assets			$6,226			$8,114

          Other intangible asset categories previously disclosed have been separated into amounts in use and amounts in pre-release to conform to current categories presented.

          The intangible assets are all amortizable and have original estimated useful lives of three to six years.

          Amortization of intangible assets for fiscal 2010, 2009 and 2008 was $0.4 million, $0.1 million and zero, respectively.

          The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,

2011	$453
2012	453
2013	453
2014	338
2015	81
Thereafter	—

Total	$1,778

3. SHORT-TERM INVESTMENTS

          The following is a summary of the Company’s short-term investments (in thousands):

	June 30, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate notes and commercial paper	$33,280	$142	$(50)	$33,372
U.S. Government agency securities	13,904	99	—	14,003

Total short-term investments	$47,184	$241	$(50)	$47,375

	June 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate notes and commercial paper	$24,209	$111	—	$24,320
U.S. Government agency securities	9,502	25	—	9,527

Total short-term investments	$33,711	$136	—	$33,847

          The following table summarizes the maturities of the Company’s short-term investments by contractual maturity at June 30, 2010 (in thousands):

	Amortized Cost	Fair Value

Less than 1 year	$33,956	$34,133
Due in 1 to 3 years	13,228	13,242

	$47,184	$47,375

          The following table summarizes the maturities of the Company’s short-term investments at June 30, 2009 (in thousands):

	Amortized Cost	Fair Value

Less than 1 year	$6,646	$6,677
Due in 1 to 3 years	27,065	27,170

	$33,711	$33,847

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

          The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	As of June 30, 2010

	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents:
Money market funds	$51,660	$51,660	$—	$—

Short-term investments:
Corporate notes and commercial paper	33,372	—	33,372
U.S. Government agency securities	14,003	—	14,003	—

Total financial instruments measured and recorded at fair value	$99,035	$51,660	$47,375	$—

The above table excludes $16.8 million of cash balances on deposit at banks.

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

          The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share available to common stockholders:

	Year Ended June 30,

	2010	2009	2008

	(In thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$(12,804)	$(12,659)	$2,142

Denominator:
Weighted average common shares outstanding	44,811	43,756	42,852
Weighted average common shares subject to repurchase	(7)	(42)	(439)

Weighted average common shares outstanding (basic)	44,804	43,714	42,413
Effect of dilutive securities:
Weighted average common shares subject to repurchase	—	—	439
Common equivalent shares from employee stock plans	—	—	2,009

Weighted average common shares outstanding (diluted)	44,804	43,714	44,861
Net income (loss) per common share available to common stockholders:
Basic	$(0.29)	$(0.29)	$0.05

Diluted	$(0.29)	$(0.29)	$0.05

          Anti-dilutive common equivalent shares related to stock options excluded from the calculation of diluted shares were approximately 8.3 million, 7.7 million, and 3.1 million for the years ended June 30, 2010, 2009 and 2008 respectively.

6. INCOME TAXES

          The components of income (loss) before income taxes consist of the following for the years ended June 30 (in thousands):

	June 30,

	2010	2009	2008

Domestic	$(13,196)	$(12,462)	$2,928
Foreign	236	146	75

Total	$(12,960)	$(12,316)	$3,003

          The income tax provision (benefit) consists of the following for the years ended June 30 (in thousands):

	June 30,

	2010	2009	2008

Current:
Federal	$(392)	$100	$2,430
State	125	165	207
Foreign	137	78	(28)

	(130)	343	2,609

Deferred:
Federal	—	—	(1,667)
State	—	—	—
Foreign	(26)	—	(81)

	(26)	—	(1,748)

Income tax provision (benefit)	$(156)	$343	$861

          The difference between the income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes is as follows for the years ended June 30 (in thousands):

	June 30,

	2010	2009	2008

Income tax provision at federal statutory rate	$(4,415)	$(4,187)	$1,021
Elimination of NOL and R&D tax credit carryforwards	—	—	26,939
Stock-based compensation	471	71	1,326
Credits	(3,032)	(2,162)	(1,032)
State taxes	112	118	206
NOL carryback	(5,348)	—	—
Other	648	(15)	(49)
Increase (decrease) in valuation allowance	11,408	6,518	(27,550)

Total	$(156)	$343	$861

          Significant components of deferred tax assets consist of the following as of June 30 (in thousands):

	June 30,

	2010	2009

Net operating loss carryforwards	$4,777	$31
Tax credit carryforwards	5,653	2,615
Other	12,986	11,057

Total deferred tax assets	23,416	13,703
Less valuation allowance	(23,363)	(11,955)

Net deferred tax assets	$53	$1,748

          During the year ended June 30, 2010, the increase in total deferred tax assets of $9.7 million and related increase in the valuation allowance of $11.4 million was primarily related to the increase in gross net operating loss and tax credit carryforwards due to the favorable tax ruling discussed below from the Internal Revenue Service related to Section 382. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of June 30, 2010, management does not believe it is more likely than not that the net deferred tax assets relating to U.S. federal and state operations are realizable. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

          The “Emergency Economic Stabilization Act of 2008”, which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The Company has calculated its federal R&D credit accordingly.

          As of June 30, 2010, the Company had federal and California tax credit carryforwards of $3.2 million and $3.4 million, respectively. The federal tax credit carryfowards expire at various dates between 2023 and 2030. The federal Alternative Minimum Tax and the California tax credits may be carryforward indefinitely. The Company also had other state net operating loss carryforwards of $6.7 million which expire at various dates between 2015 and 2022.

          The undistributed earnings from the foreign subsidiaries’ are not subject to a U.S. tax provision because it is Company’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of June 30, 2010, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

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

          During the quarter ended March 31, 2010, the Company received a favorable tax ruling from the Internal Revenue Service related to Section 382. As a result of the ruling, at least $25million of net operating losses that were previously limited by Section 382 of the Internal Revenue Code are now available to the Company to offset future taxable income and to recapture previously paid taxes. As a result, the Company filed an amended fiscal 2008 federal income tax return utilizing the available net operating losses to request a tax refund for approximately $1.7 million which the Company has not received as of June 30, 2010. As of June 30, 2010, the Company had federal net operating loss carryforwards of approximately $13.4 million. The federal net operating loss carryforwards expire at various dates between 2023 and 2025.

          The “Worker, Homeownership and Business Assistance Act of 2009” was enacted on November 6, 2009. Under the Act, businesses with net operating losses for 2008 and 2009 may carry back those losses for up to five years. The Company intends to carry back losses incurred in fiscal year 2010 to offset AMT taxes paid in prior years. The tax benefit of $0.3 million for carrying back net operating loss has been reflected in the tax provision.

          The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. As of June 30, 2010 and June 30, 2009, the Company’s total amount of unrecognized tax benefit was approximately $2.1 million and $1.5 million, respectively. These amounts are primarily related to the Company’s research and development tax credits and tax accruals.

          A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for 2010 and 2009 is as follows (in thousands):

	June 30,

	2010	2009

Beginning balance	$1,540	$1,525
Decrease in tax positions for prior years	—	(435)
Increase in tax positions for current year	551	450

Ending balance	$2,091	$1,540

          As of June 30, 2010, the Company’s total amount of unrecognized tax benefit was approximately $2.1 million of which only $0.3 million, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

          The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. Management determined that no accrual for interest and penalties was required as of June 30, 2010.

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

          The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2000 through 2010 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

7. COMMON STOCK

Common Shares Subject to Repurchase

Shares of common stock subject to repurchase in connection with the early exercise of incentive stock options under the Company’s stock option plan were zero and 20,626 at June 30, 2010 and 2009, respectively.

Common Shares Reserved for Issuance

          At June 30, 2010, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	12,812
Reserved under employee stock purchase plan	642
Conversion of warrants	2

Total	13,456

8. EMPLOYEE BENEFIT PLANS

Equity Stock Incentive Plans

          The Company grants nonqualified (“NSO”) and incentive stock options (“ISOs”), restricted stock awards, and restricted stock units to officers, directors, employees and consultants. As of June 30, 2010, the Company made awards under two equity incentive plans: the 2007 Equity Incentive Plan (the “2007 Plan”) and the 1997 Stock Option Plan (the “1997 Plan”).

          The 1997 Plan, as amended, provides for granting ISOs and NSOs for shares of common stock to employees, directors, and consultants of the Company. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price. During 2010 and 2009, zero and 1,167 unvested shares were repurchased, respectively. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

          Class Two options granted to certain executive officers and non-employee directors in fiscal years 2007 and prior are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of June 30, 2010 and 2009, there were zero and 20,626 shares subject to repurchase, respectively, of the Company’s common stock outstanding and zero and $19,000, respectively, of related recorded liability, which is included in accrued liabilities.

          The 2007 Plan, as amended, provides for grants of ISOs and NSOs to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock are reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. In February 2008, pursuant to the automatic increase provisions of the 2007 Plan, the Company’s Board of Directors increased the number of shares authorized and reserved for issuance under the 2007 Plan by

2.2 million and 2.2 million in fiscal 2010 and 2009, respectively. In accordance with the 2007 Plan, the stated exercise price of ISOs and NSOs shall not be less than 100% and 85%, respectively, of the estimated fair market value of common stock on the date of grant, as determined by the Board of Directors. Additionally, the 2007 Plan provides for automatic annual increases of shares available for issuance of up to 5% of the number of common shares then outstanding. The 2007 Plan provides that the options shall be exercisable over a period not to exceed ten years. During fiscal 2010 and 2009, the Company granted options for 1,431,000 and 4,889,000 shares of common stock, respectively, under its 2007 Plan. The 4,889,000 options granted during fiscal 2009 include 3,215,000 shares issued under a Tender Offer.

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

          The Company accepted for exchange, options to purchase an aggregate of 3,215,000 shares of the Company’s common stock from 212 eligible participants, representing 99% of the shares subject to options that were eligible to be exchanged in the Tender Offer. Upon the terms and subject to the conditions set forth in the Tender Offer, the Company issued new options to purchase an aggregate of 3,215,000 shares of the Company’s common stock at an exercise price of $4.82 in exchange for the options surrendered in the Tender Offer. The fair value of the new options was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options awarded on February 2, 2009, the date of cancellation. The incremental compensation cost was measured as the excess of the fair value of the old options over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The incremental cost of the 3,215,000 options was $3.0 million, net of estimated forfeitures. The $14.8 million remaining unamortized expense of the original options and the $3.0 million incremental compensation cost for the new options will be recognized as stock-based compensation expense ratably over the vesting period of the new options. As would be the case with eligible options, in the event that any of the new options are forfeited prior to their vesting due to termination of service, the stock-based compensation cost for the forfeited new options will not be recorded. In the event that any of the new options are forfeited, due to termination of service, prior to vesting under the terms of the new grants, stock-based compensation costs will not be recorded for the unvested incremental portion of the option.

          The following table summarizes the Company’s stock option activities for the fiscal years ended June 30, 2008, 2009, and 2010 under the Company’s 1997 and 2007 Option Plans as presented below:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price
Outstanding - July 1, 2007	4,504	4,626	4.57

Shares authorized	2,137	—	—
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(1,192)	—	—
Options granted (weighted average fair value of $7.00 per share)	(3,518)	3,518	11.56
Options exercised	—	(597)	0.62
Options cancelled/forfeited	372	(372)	7.47
Restricted stock awards	(101)	—	—

Outstanding - June 30, 2008	2,202	7,175	8.18

Shares authorized	2,190	—	—
Cancelled shares under the 1997 Option Plan	(65)	—	—
Options granted (weighted average fair value of $5.72 per share)	(4,327)	4,327	4.87
Options exercised	—	(395)	1.55
Options repurchased	1	—	—
Options cancelled/forfeited	3,851	(3,851)	12.66
Restricted stock awards	(562)	—	—
Restricted stock cancelled	69	—	—

Outstanding - June 30, 2009	3,359	7,256	$4.19

Shares authorized	2,246	—	—
Cancelled shares under the 1997 Option Plan	(32)	—	—
Options granted (weighted average fair value of $3.55 per share)	(980)	980	6.33
Options exercised	—	(438)	1.50
Options cancelled/forfeited	306	(306)	4.92
Restricted stock awards	(451)	—	—
Restricted stock cancelled/forfeited	62	—	—

Outstanding - June 30, 2010	4,510	7,492	$4.59

Options exercisable at June 30, 2010		2,766	$3.49

Vested and expected to vest at June 30, 2010		7,146	$4.56

          The total intrinsic value for options exercised in the years ended June 30, 2010, 2009 and 2008 was $2.1 million, $1.5 million and $4.1 million, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 1,192,000 unissued options that expired under the 1997 Option Plan upon the termination of that plan. These unissued, expired options have been included in the option activity for the year ended June 30, 2008. There were 32,000 and 65,000 cancelled options that expired under the 1997 Plan in 2010 and 2009, respectively, due to the termination of that plan. These cancelled, expired options have been included in the option activity for the years ended June 30, 2010 and 2009.

          The following table summarizes information about outstanding and exercisable options at June 30, 2010:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

	(Amounts in thousands, except per share data)
$0.10 – 0.40	503	3.91	$0.28
$0.80 – 1.00	406	5.43	0.87
$2.50 – 3.20	511	6.24	3.12
$3.50 – 4.80	479	8.15	3.99
$4.82	2,910	5.61	4.82
$4.93 – 5.08	810	7.68	4.96
$5.25 - 6.08	1,115	8.53	5.68
$6.21 - 8.29	568	9.22	6.70
$11.30 - 11.40	169	6.85	11.36
$12.55 – 15.41	21	7.21	13.49

Total Outstanding	7,492	6.66	$4.59	$4,817

Exercisable	2,766	6.07	3.49	4,637
Vested and expected to vest	7,146	6.46	$4.56	$4,809

Determining Fair Value of Stock-based Compensation

          Valuation and amortization method - The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

          Expected Term - The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company has elected to use the “simplified method” as prescribed by authoritative guidance to compute expected term. The Company’s stock plan provides for a 10 year term to expiration. Prior to and during fiscal year 2007, the Company categorized option grants into two classes. Class One includes all options issued with standard four year vesting and no ability to exercise prior to vesting. Class Two includes options granted that have the same four year vesting provision but allow for early exercisability. The Company discontinued granting Class Two options as of June 30, 2007. The options in Class One vest over four years with a one or two year cliff. Based on the above, the Company computed an expected term of 6.08 years for the one year cliff and 6.26 for the two year cliff under the “simplified method”. The options in Class Two are early exercisable at the discretion of the option holder and vest over 4 years with a one or two year cliff. For Class Two, the Company assumed an expected term of 4 years based, in part, on the history of prior exercises for this class of optionees.

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

          Expected Dividend - The Company has not issued dividends to date and does not anticipate issuing dividends.

          The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following assumptions:

	June 30, 2010	Year Ended June 30, 2009	June 30, 2008

Expected life from grant date of option	6.08 – 6.50 years	4.58-6.46 years	6.08 years
Risk-free interest rate	2.26-2.47%	1.76-3.11%	2.42-4.50%
Expected volatility	57-58%	58-59%	62%
Expected dividend yield	0%	0%	0%

The fair value of each stock purchase right granted for the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, using the following assumptions:

	June 30, 2010	Year Ended June 30, 2009	June 30, 2008

Expected life from grant date of ESPP	0.50 years	0.50 years	0.50 years
Risk-free interest rate	0.16-0.26%	0.31-1.81%	2.03-2.49%
Expected volatility	46-138%	92-138%	47-136%
Expected dividend yield	0%	0%	0%

          Compensation expense is recognized for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and expected forfeiture rates.

          As of June 30, 2010 total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $20.8 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately three years.

Employee Stock Purchase Plan

          On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st and November 1st, each year. Employees purchase shares in the purchase period at 90% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower.

          In February of fiscal 2010 and 2009, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 449,000 and 438,000 shares, respectively, pursuant to the terms of that plan. The Company issued 484,721 shares and 571,000 shares under the ESPP in fiscal 2010 and 2009, respectively, at a weighted average price per share of $5.05 and $4.19 in fiscal 2010 and 2009, respectively.

          As of June 30, 2010, 642,000 shares had been reserved for future issuance under the ESPP.

Restricted Stock Awards and Restricted Stock Units

          Under the 2007 Plan, during the year ended June 30, 2010, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer. In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

          Restricted stock award and restricted stock unit activity for the year ended June 30, 2010 is as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - July 1, 2009	507
Awarded	451
Released	(107)
Forfeited	(42)

Outstanding - June 30, 2010	809	1.59	$3,754

Vested and expected to vest at June 30, 2010	726	1.56	$3,369

          Restricted stock award and restricted stock unit activity for the year ended June 30, 2009 is as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - July 1, 2008	70
Awarded	562
Released	(56)
Forfeited	(69)

Outstanding - June 30, 2009	507	1.87	$4,053

Vested and expected to vest at June 30, 2009	405	1.76	$3,240

          Restricted stock award and restricted stock unit activity for the year ended June 30, 2008 is as follows (in thousands):

	Shares	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - July 1, 2007	—
Awarded	101
Released	(31)
Forfeited	—

Outstanding - June 30, 2008	70	2.42	$309

Vested and expected to vest at June 30, 2008	53	2.35	$236

          The weighted average grant-date fair value of restricted stock awards granted during fiscal 2010, 2009 and 2008 was $2.8 million, $3.0 million, and $0.5 million, respectively. As of June 30, 2010, total unrecognized compensation cost related to restricted stock units granted to employees and directors was $3.1 million, net of estimated forfeitures. The Company expects to recognize the expense related to restricted stock units on a straight-line basis over a weighted-average vesting period of approximately 3 years.

Employee 401(k) Plan

          The Company adopted a defined contribution retirement plan which has been determined by the Internal Revenue Service (“IRS”) to be qualified as a 401(k) plan (the “Plan”). The Plan covers substantially all employees. The Plan provides for voluntary tax deferred contributions of 1 -20% of gross compensation, subject to certain IRS limitations. Based on approval by the Board of Directors, the Company may make matching contributions to the Plan. No matching contributions have been made since inception of the Plan.

9. LITIGATION, COMMITMENTS AND CONTINGENCIES

          Litigation - The Company is or was a party to the following material litigation:

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

          California State Court Derivative Action - On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purports to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. The Company and plaintiffs have reached an agreement in principle to settle the litigation, pursuant to which, without admitting any liability or wrongdoing of any kind, the Company agreed to adopt certain corporate remedial measures. The settlement is subject to Court approval.

          Mitel Litigation. On June 27, 2007, a lawsuit was filed against us by Mitel Networks Corporation in the United States District Court for the Eastern District of Texas. Mitel initially alleged that the Company infringed four of its U.S. patents and later amended it complaint to add two additional patents. On July 31, 2007 the Company filed a lawsuit against Mitel Networks Corporation in Ontario Superior Court in Canada for making false or misleading statements about the Company. On April 24, 2009, the Company and Mitel entered into a confidential definitive agreement to settle the litigation between them. Under the terms of the agreement, the parties agreed to dismiss the patent litigation and trade libel litigation. Both matters were dismissed with prejudice on May 8, 2009. The agreement calls for the Company to make payments totaling $5.0 million over four years. The present value of the payments was calculated to be $4.6 million, of which $0.5 million was estimated to be the value of the future right to use the technology covered by such patents and was recorded as a long term prepaid royalty asset that will be amortized to cost of revenue over approximately six years, which is the life of the patents. The remaining amount of $4.1 million was recorded as litigation settlement cost in the Company’s consolidated statements of operations for the year ended June 30, 2009. As of June 30, 2010, the remaining liability relating to this settlement was $2.3 million.

          General - The Company is involved in litigation from time to time relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products.

          Leases - The Company leases its facilities under non-cancelable operating leases which expire at various times through 2015. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the non-cancelable leases as of June 30, 2010, are as follows (in thousands):

Years Ending June 30,

2011	$1,926
2012	1,724
2013	1,220
2014	1,112
2015	280

Total	$6,262

          Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted herein to U.S. dollars at the interbank exchange rate on June 30, 2010.

          Rent expense for the years ended June 30, 2010, 2009, and 2008, was $1.4 million, $1.9 million, and $1.6 million, respectively.

          Purchase commitments - As of June 30, 2010, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $22.9 million.

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

10. SEGMENT INFORMATION

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

          The following presents total revenue by geographic region (in thousands):

	Year Ended June 30,

	2010	2009	2008

United States of America	$133,248	125,321	$120,170
International	15,216	9,501	8,559

Total	$148,464	134,822	$128,729

11. QUARTERLY FINANCIAL DATA (Unaudited)

          The following table summarizes the Company’s information on total revenue, gross profit, net loss and earnings per share by quarter for the years ended June 30, 2010 and 2009. This data was derived from the Company’s unaudited consolidated financial statements.

	Three Months Ended

	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	Jun. 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008

	(In thousands, except per share amounts)
Total revenue	$42,223	$37,034	$35,457	$33,750	$32,390	$31,237	$35,335	$35,860

Gross profit	27,864	24,052	22,864	21,633	20,508	19,883	22,282	22,952

Net loss	(3,693)	(4,489)	(2,496)	(2,126)	(735)	(7,347)	(2,339)	(2,238)

Basic net loss per share available to common stockholders	$(0.08)	$(0.10)	$(0.06)	$(0.05)	$(0.02)	$(0.17)	$(0.05)	$(0.05)

Diluted net loss per share available to common stockholders	$(0.08)	$(0.10)	$(0.06)	$(0.05)	$(0.02)	$(0.17)	$(0.05)	$(0.05)

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

Changes in Internal Control over Financial Reporting

          As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2010.

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

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

          The effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

          We have audited the internal control over financial reporting of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2010 of the Company and our report dated September 10, 2010, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 10, 2010

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

          The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

          (a) (1) Financial Statements - See Index to Financial Statements at page 73 of this Report.

          (2) Financial Statement Schedule - Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes to those financial statements.

          (3) Exhibits - See Exhibit Index at page 74 of this Report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-Kto be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of September 2010.

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY

Michael E. Healy
Chief Financial Officer

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Ava M. Hahn and Michael E. Healy, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN W. COMBS	President and	September 10, 2010
Chief Executive Officer and Director
John W. Combs	(Principal Executive Officer)

/s/ MICHAEL E. HEALY	Chief Financial Officer	September 10, 2010
(Principal Financial Officer and
Michael E. Healy	Principal Accounting Officer)

/s/ GARY J. DAICHENDT	Chairman of the Board	September 10, 2010

Gary J. Daichendt

/s/ EDWIN J. BASART	Director	September 10, 2010

Edwin J. Basart

/s/ MARK F. BREGMAN	Director	September 10, 2010

Mark F. Bregman

/s/ KENNETH DENMAN	Director	September 10, 2010

Kenneth Denman

/s/ MICHAEL GREGOIRE	Director	September 10, 2010

Michael Gregoire

/s/ CHARLES D. KISSNER	Director	September 10, 2010

Charles D. Kissner

/s/ EDWARD F. THOMPSON	Director	September 10, 2010

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1(1)	Third Restated Certificate of Incorporation of the Registrant

3.2(9)	Third Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Registrant’s Common Stock certificate.

4.2(1)	Seventh Amended and Restated Rights Agreement dated October 20, 2004 by and among the Registrant and certain of its equity holders.

10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.

10.2(1) +	1997 Stock Option Plan and forms of stock option agreement and stock option exercise agreement.

10.3(1) +	2007 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.

10.4(2)+	2007 Employee Stock Purchase Plan.

10.5(4)+	ShoreTel FY 2009 Executive Bonus Plan.

10.6(8)+	Executive Employment Agreement dated February 22, 2010, by the Registrant and John W. Combs.

10.7(1) +	Offer Letter, dated as of April 13, 2005, by the Registrant and Walter Weisner.

10.8(1)+	Offer Letter, dated April 22, 2007, by the Registrant and Michael E. Healy.

10.9(3)+	Employment Agreement, dated as of January 23, 2008, between the Registrant and Donald Girskis.

10.10(1)	Manufacturing Services Agreement, dated October 28, 2005, between Registrant and Jabil Circuit, Inc.

10.11(7)	Office Lease Oakmead West, dated April 20, 2007, between Registrant and Carr NP Properties, L.L.C.(1), and Amendment No. 1 thereto.

10.12(5)+	Non-employee director compensation guidelines.

10.13(6)+	Form of Retention Incentive Agreement for the Chief Executive Officer, Form of Retention Agreement for the Chief Financial Officer, Form of Retention Agreement for the Other Executive Officers.

21(7)	Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1(7)	Power of Attorney (included on the signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2007.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007 filed on September 27, 2007.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 13, 2008.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 filed on September 12, 2008.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on February 12, 2008.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on February 9, 2009.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 10, 2009.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 6, 2010.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009.

+	Management Compensatory Plan or Arrangement

†	Confidential treatment has been granted with respect to selected portions of this agreement has been filed with the Commission.

(b) Financial Statement Schedules.

              All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.