Form 10-Q
period 2010-09-30
ShoreTel Inc
filed 2010-11-05
CIK 1388133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, 45,910,520 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2010	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,842	$68,426
Short-term investments	50,394	47,375
Accounts receivable, net of allowance of $824 and $876 as of September 30, 2010 and June 30, 2010, respectively	25,543	24,596
Inventories	10,533	9,954
Prepaid expenses and other current assets	4,457	8,125

Total current assets	156,769	158,476
PROPERTY AND EQUIPMENT, net	7,816	6,019
OTHER ASSETS	5,910	6,226

TOTAL ASSETS	$170,495	$170,721

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,419	$7,868
Accrued liabilities and other	9,090	10,061
Accrued employee compensation	8,446	8,261
Deferred revenue	20,646	19,450

Total current liabilities	45,601	45,640
LONG-TERM LIABILITIES:
Long-term deferred revenue	9,958	9,269
Other long-term liabilities	1,362	1,346

Total liabilities	56,921	56,255

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value: authorized 5,000; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $0.001 per share, authorized 500,000; issued and outstanding, 45,614 and 45,370 shares as of September 30, 2010 and June 30, 2010, respectively	225,189	222,491
Accumulated other comprehensive income	246	191
Accumulated deficit	(111,861)	(108,216)

Total stockholders’ equity	113,574	114,466

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,495	$170,721

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
REVENUE:
Product	$35,226	$26,843
Support and services	9,053	6,907

Total revenue	44,279	33,750

COST OF REVENUE:
Product (1)	11,767	9,533
Support and services (1)	2,976	2,584

Total cost of revenue	14,743	12,117

GROSS PROFIT	29,536	21,633

OPERATING EXPENSES:
Research and development (1)	10,322	7,197
Sales and marketing (1)	17,203	12,017
General and administrative (1)	6,133	4,651

Total operating expenses	33,658	23,865

LOSS FROM OPERATIONS	(4,122)	(2,232)
OTHER INCOME:
Interest income	208	106
Other	379	22

Total other income	587	128

LOSS BEFORE INCOME TAX PROVISION	(3,535)	(2,104)
INCOME TAX PROVISION	(110)	(22)

NET LOSS	$(3,645)	$(2,126)

Net loss per share — basic and diluted	$(0.08)	$(0.05)

Shares used in computing net loss per share — basic and diluted	45,444	44,385

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$35	$27
Cost of support and services revenue	200	111
Research and development	824	638
Sales and marketing	868	699
General and administrative	897	615

Total stock-based compensation expense	$2,824	$2,090

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,645)	$(2,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	796	644
Amortization (accretion) of premium (discount) on investments	172	30
Stock-based compensation expense	2,824	2,090
Loss on disposal of property and equipment	13	—
Provision (benefit) for doubtful accounts receivable	(52)	67
Changes in assets and liabilities:
Accounts receivable	(895)	2,414
Inventories	(579)	(1,263)
Prepaid expenses and other current assets	3,668	(426)
Other assets	203	368
Accounts payable	(555)	(868)
Accrued liabilities and other	(955)	1,045
Accrued employee compensation	185	2,149
Deferred revenue	1,885	1,123

Net cash provided by operating activities	3,065	5,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,387)	(1,280)
Purchases of investments	(3,136)	(2,031)
Proceeds from sales/maturities of investments	—	6,635
Purchases of software license and other	—	(295)

Net cash (used in) provided by investing activities	(5,523)	3,029

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	176	97
Taxes paid on vested and released stock awards	(302)	—

Net cash (used in) provided by financing activities	(126)	97

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,584)	8,373
CASH AND CASH EQUIVALENTS - Beginning of period	68,426	73,819

CASH AND CASH EQUIVALENTS - End of period	$65,842	$82,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for income taxes, net	$(1,578)	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of accrued early exercised stock options	$—	$7
Purchase of property and equipment included in period-end accounts payable	$753	$258
Purchase of other assets included in period-end accounts payable	$—	$240

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three months ended September 30, 2010 and 2009 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

In the opinion of the management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2010, results of operations for the three months ended September 30, 2010 and 2009, and cash flows for the three months ended September 30, 2010 and 2009, as applicable, have been made. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Loss per Share

Basic net loss per common share is determined by dividing net loss by the weighted average number of common shares during the period. Diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potentially dilutive securities were not included in the computation of dilutive net loss per share for the three months ended September 30, 2010 and 2009, because to do so would have been anti-dilutive. Potentially dilutive securities of 8.8 million and 8.0 million for the three months ended September 30, 2010 and 2009, respectively, were not included in the computation of dilutive net loss per share because to do so would have been anti-dilutive.

Comprehensive income

Other comprehensive income consists of net income (loss) for the period plus unrealized gains (losses) on short-term investments. Accordingly, comprehensive income (loss) was $(3.6) million and $(2.0) million for the three months ended September 30, 2010 and 2009, respectively.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements;

(ii)	require an entity to allocate the revenue using estimated selling prices (ESP) of the deliverables if there is no vendor specific objective evidence (VSOE) or third party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

This new accounting guidance became applicable to the Company beginning the first quarter of its fiscal 2011. The Company adopted this guidance for transactions that were entered into or materially modified on or after July 1, 2010 using the prospective basis of adoption.

The Company derives its revenue from sales of IP telecommunications systems and related support and services. The typical system includes a combination of IP phones, switches and software applications. Product revenue is recognized when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with customers generally do not include rights of return or acceptance provisions. To the extent that the Company’s agreements contain acceptance terms, the Company recognizes revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which the Company will accept a return. The Company maintains a reserve for such returns based on historical experience. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances and product warranties are recorded at the time revenue is recognized based on the Company’s historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to account receivables on the balance sheet.

The Company’s core software (herein after referred to as ‘essential software’) is integrated with hardware and is essential to the functionality of the integrated system product. The Company also sells additional software which provides increased features and functions, but is not essential to the overall functionality of the integrated system products (herein after referred to as ‘non-essential software’). At the initial purchase, the customer generally bundles together the hardware, essential software, non-essential software, as needed and up to five years of post-contractual support. Thereafter, if the enterprise customer increases end users and functionality, it may add more hardware, software components, and related post-contractual support by purchasing them separately.

This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the products and services continue to qualify as separate units of accounting. Many of the Company’s products have both software and non-software components that function together to deliver the essential functionality of the integrated system product. The Company analyzes all of its software and non-software products and services and considers the features and functionalities of the individual elements and the stand alone sales of those individual components among other factors, to determine which elements are essential or non-essential to the overall functionality of the integrated system product.

For transactions entered into prior to the first quarter of fiscal 2011, the Company recognized revenue based on industry specific software revenue recognition guidance. In accordance with industry specific software revenue recognition guidance, the Company utilized the residual method to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as post-contractual support, is deferred and the remaining portion of the arrangement consideration is recognized as product revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support based on the volume and pricing of the stand alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period, which is typically one to five years.

For transactions entered into or materially modified on or after the beginning of the first quarter of fiscal 2011, the total arrangement fees were allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE when available. When VSOE cannot be established, the Company attempts to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally the Company’s product offerings differ from those of its competitors and comparable pricing of its competitors is often not available. Therefore, the Company is typically not able to determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement fees. The ESP for a deliverable is determined as the price at which the Company would transact if the products or services were sold on a stand alone basis.

The Company has been able to establish VSOE for its professional and post contractual support services mainly based on the volume and the pricing of the stand alone sales for these services within a narrow range. The Company establishes its ESP for products by considering factors including, but not limited to, geographies, customer segments and pricing practices. The determination of ESP is made through consultation with and formal approval by the Company management. The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. The Company does not expect a material impact in the near term from the changes in VSOE, TPE or ESP.

The Company’s multiple element arrangements may include non-essential software deliverables that are subject to the industry specific software revenue recognition guidance. The revenue for these multiple element arrangements is allocated to the non-essential software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. As the Company has not been able to obtain VSOE for all of the non-essential software deliverables in the arrangement, revenue allocated to such non-essential software elements is recognized using the residual method in accordance with industry specific software revenue recognition guidance as the Company was able to obtain VSOE for the undelivered elements bundled with such non-essential software elements. Under the residual method, the amount of revenue recognized for the delivered non-essential software elements equaled the total allocated consideration less the VSOE of any undelivered elements bundled with such non-essential software elements.

Total revenue as reported and pro forma net sales that would have been reported during the three months ended September 30, 2010, if the transaction entered into or materially modified on or after July 1, 2010 were subject to previous accounting guidance, are shown in the following table (in thousands):

	Three months ended September 30, 2010 (Unaudited)
	As reported	Pro Forma basis as if the previous accounting guidance were in effect
Total revenue	$44,279	$44,208

The impact to total revenue during the three months ended September 30, 2010 of the new revenue accounting guidance was primarily to increase product revenues.

In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on net sales in periods after the initial adoption when applied to multiple element arrangements due to the existence of VSOE for most of the Company’s service offerings which remain undelivered after the software and non-software tangible products are delivered at the inception of the arrangement. The Company’s future revenue recognition for multiple element arrangements is not expected to differ materially from the results in the current period. However, as the Company’s marketing and product strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP which could impact future revenues.

3. Balance Sheet Details

Balance sheet components consist of the following:

(In thousands)	September 30, 2010	June 30, 2010
Inventories:
Raw materials	$—	$335
Inventory in process/transit	640	526
Finished goods	9,893	9,093

	$10,533	$9,954

Prepaid expenses and other current assets:
Prepaid expenses and other receivables	$3,913	$7,778
Deferred cost of revenue	544	347

	$4,457	$8,125

Property and equipment, net:
Computer equipment and tooling	$9,672	$9,559
Software	2,238	1,354
Furniture and fixtures	1,522	1,196
Leasehold improvements and other	1,686	583

Total property and equipment	15,118	12,692
Less accumulated depreciation and amortization	(7,302)	(6,673)

Property and equipment - net	$7,816	$6,019

Deferred revenue - current and long-term:
Product	$1,429	$966
Support and services	29,175	27,753

Total deferred revenue	$30,604	$28,719

Other assets:

The following is a summary of the Company’s long-term other assets (in thousands):

	September 30, 2010			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licensed technology	$2,310	$(577)	$1,733	$2,310	$(532)	$1,778
Intangible assets in pre-release	3,183	—	3,183	3,247	—	3,247

Other intangible assets	$5,493	$(577)	4,916	$5,557	$(532)	5,025

Prepaid royalties			704			914
Deferred tax asset			53			53
Deposits and other			237			234

Total other assets			$5,910			$6,226

The intangible assets are all amortizable and have original estimated useful lives of three to six years. Amortization of intangible assets for the three months ended September 30, 2010 and 2009 was $0.1 million and $0.1 million, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2011 (remaining 9 months)	$340
2012	453
2013	453
2014	406
2015	81

Total	$1,733

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2010
Corporate notes and commercial paper	$25,622	$111	$—	$25,733
US Government agency securities	24,526	135	—	24,661

Total short-term investments	$50,148	$246	$—	$50,394

As of June 30, 2010
Corporate notes and commercial paper	$33,280	$142	$(50)	$33,372
US Government agency securities	13,904	99	—	14,003

Total short-term investments	$47,184	$241	$(50)	$47,375

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of September 30, 2010
Less than 1 year	$36,976	$37,139
Due in 1 to 3 years	13,172	13,255

Total	$50,148	$50,394

	Amortized Cost	Fair Value
As of June 30, 2010
Less than 1 year	$33,956	$34,133
Due in 1 to 3 years	13,228	13,242

Total	$47,184	$47,375

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

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	As of September 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$50,893	$50,893	—	—
Short-term investments:
Corporate notes and commercial paper	25,733	—	25,733	—
US Government agency securities	24,661	—	24,661	—

Total financial instruments measured and recorded at fair value	$101,287	$50,893	$50,394	$—

The above table excludes $14.9 million of cash balances on deposit at banks.

	As at June 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$51,660	$51,660	$—	$—
Short-term investments:
Corporate notes and commercial paper	33,372	—	33,372	—
US Government agency securities	14,003	—	14,003	—

Total financial instruments measured and recorded at fair value	$99,035	$51,660	$47,375	$—

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

5. Income Taxes

The Company recorded an income tax expense of $0.1 million and $22,000 for the three months ended September 30, 2010 and 2009.

The income tax provision of $0.1 million for the three months ended September 30, 2010 was calculated under the annual effective tax rate method. The effective tax rate for the three months ended September 30, 2010 differs from the statutory federal rate of 35% primarily as a result of nondeductible stock-based compensation expenses and state taxes.

The income tax provision of $22,000 for the three months ended September 30, 2009 represents the tax provision for the profitable jurisdictions based upon income earned during the period while no tax benefit was accrued on the loss jurisdictions.

The Company maintains liabilities for uncertain tax positions. As of September 30, 2010 and June 30, 2010, the Company’s total amount of unrecognized tax benefits were $2.1 million. Of the total $2.1 million of unrecognized tax benefit, only $0.3 million if recognized would impact the effective tax rate.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provisions on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

The Company’s only major tax jurisdiction is the United States. The Company has recently been notified by the Internal Revenue Service (IRS) of their examination for fiscal years 2008 and 2009 and is in the early stage of contacting the IRS to discuss the extent and timing of their requested examination. Other tax years from 2000 through 2010 remain open and subject to tax examination by the appropriate governmental agencies in the United States.

6. Common Stock

Common Shares Reserved for Issuance

At September 30, 2010, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	12,561
Reserved under employee stock purchase plan	642
Conversion of warrants	1

Total	13,204

7. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,
Employee Incentive Plans	2010	2009
Expected life of option (in years)	6.08-6.26	6.08-6.46
Expected life of ESPP right (in years)	0.50	0.50
Risk-free interest rate for option	1.55%	2.47%
Risk-free interest rate for ESPP right	0.19%	0.27%
Volatility for option	57%	58%
Volatility for ESPP right	46%	138%
Dividend yield	0%	0%

During the three months ended September 30, 2010 and 2009, the Company recorded non-cash stock-based compensation expense of $2.8 million and $2.1 million respectively.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of September 30, 2010, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $20.5 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately three years.

8. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price (“Class Two Options”). During the three months ended September 30, 2010 and 2009, no unvested shares were repurchased. The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. In February of each fiscal year, pursuant to the automatic increase provisions of the 2007 Plan, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 2007 Plan by 2.2 million both in 2009 and 2010.

Class Two Options granted under the 1997 Plan to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of September 30, 2010 and June 30, 2010, there were no shares of the Company’s common stock outstanding subject to repurchase resulting in no related recorded liability included in accrued liabilities.

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

		Options Outstanding
(In thousands, except per share data and contractual term)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at July 1, 2010	4,510	7,492	$4.59
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(7)	—	—
Granted (weighted average fair value $2.49 per share)	(928)	928	4.56
Exercised	—	(126)	1.39
Cancelled, forfeited or expired	576	(576)	5.31
Restricted stock units granted (see Note 10)	(606)	—	—
Restricted stock units cancelled/forfeited	205	—	—

Balance at September 30, 2010	3,750	7,718	$4.59	6.7	$5,705

Vested and expected to vest at September 30, 2010		7,310	$4.56	6.7	$5,612

Vested and exercisable at September 30, 2010		3,095	$3.87	6.0	$4,825

The total pre-tax intrinsic value for options exercised in the three months ended September 30, 2010 and 2009 was $0.5 million and $0.4 million, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 7,000 cancelled options that expired under the 1997 Option Plan due to the termination of that plan. These cancelled, expired options have been included in the option activity for the three months ended September 30, 2010.

9. Employee Stock Purchase Plan

On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of Company stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st and November 1st , each year. Employees purchase shares in the purchase period at 90% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower.

In February of fiscal 2010 and 2009, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 449,000 shares and 438,000 shares, respectively, pursuant to the terms of that plan.

As of September 30, 2010, 642,000 shares had been reserved for future issuance.

10. Restricted Stock

Under the 2007 Plan, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer during the three months ended September 30, 2010.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Restricted stock award and restricted stock unit activity for the three months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009
Beginning balance	809	507
Awarded	606	123
Released	(181)	(19)
Forfeited	(141)	(5)

Ending balance	1,093	606

Information regarding restricted stock units outstanding at September 30, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Average Intrinsic Value (thousands)
Shares outstanding	1,093	2.11 years	$5,421
Shares vested and expected to vest	940	2.04 years	4,663

11. Litigation, Commitments and Contingencies

Litigation — The Company was a party to the following material litigation:

U.S. Federal Court Class Action Litigation. On January 16, 2008, a purported stockholder class action lawsuit captioned Watkins v. ShoreTel, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering. A second purported class action alleging the same claims were filed on January 29, 2008 and the lawsuits were consolidated. A second consolidated amended class action complaint was subsequently filed on March 2, 2009. The consolidated action was purportedly brought on behalf of those who purchased the Company’s common stock pursuant to the initial public offering on July 3, 2007, purports to allege claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. The Company and counsel for the lead plaintiffs reached an agreement in principle in February 2010 to settle the litigation for $3.0 million, pursuant to which, without admitting any liability or wrongdoing of any kind, the Company would pay the plaintiff class $0.3 million with the remaining $2.7 million funded by insurance. This settlement agreement, which resolved all the claims in the litigation, received final Court approval in October 2010.

California State Court Derivative Action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purported to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. The Company and plaintiffs reached an agreement in principle to settle the litigation in February 2010, pursuant to which, without admitting any liability or wrongdoing of any kind, the Company adopted certain corporate remedial measures. This settlement agreement, which resolved all the claims in the litigation, is pending final Court approval.

General. The Company could become involved in litigation from time to time relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2015. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable leases as of September 30, 2010, are as follows (in thousands):

Years Ending June 30,
2011 (remaining 9 months)	$1,476
2012	1,758
2013	1,235
2014	1,112
2015	280

Total	$5,861

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on September 30, 2010.

Rent expense for the three months ended September 30, 2010 and 2009 was $0.4 million and $0.3 million, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $32.8 million as of September 30, 2010.

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

The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2010	2009
United States	$39,507	$30,495
International	4,772	3,255

Total revenues	$44,279	$33,750

13. Subsequent Events

Acquisition of Agito Networks, Inc.

On October 19, 2010, the Company completed the acquisition of Agito Networks, Inc., a Delaware corporation (“Agito”) and Atoll Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which the Company acquired Agito by merging the Merger Sub with and into Agito, with Agito as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”).

Of the total consideration (i) approximately $10.4 million was paid in cash at closing and (ii) approximately $1.0 million of cash was placed in escrow at closing for twelve months to secure claims for indemnification. The Company funded the merger consideration from its cash on hand.

Litigation Settlement

The Company received final court approval for its federal court class action litigation and California state court derivative action in October 2010. See Note 11 to our Financial Statements.

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

We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including small, medium and large companies and public institutions. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners has more than doubled since June 30, 2004 to over 850 as of September 30, 2010. Channel partners typically purchase our products directly from us. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we will ship our products directly to the enterprise customer.

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

We are headquartered in Sunnyvale, California and have a sales, customer support, general and administrative and engineering functions in Austin, Texas. The majority of our personnel work at these locations. Sales, engineering, and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. Most of our enterprise customers are located in the United States. Revenue from international sales were 11% of our total revenue for the three months ended September 30, 2010 and were less than 10% of our total revenue for the three months ended September 30, 2009. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

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

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on service, support, specific commitments and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s transactions described above and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at September 30, 2010 was $30.6 million, consisting of $1.4 million of deferred product revenue and $29.2 million of deferred support and services revenues, of which $20.6 million is expected to be recognized within one year.

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

Other income, net. Other income primarily consists of interest earned on cash and short-term investments, foreign exchange gains and other miscellaneous income.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, how to estimate doubtful accounts, the calculation of stock-based compensation expense, and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Other than the changes resulting from the adoption of the new revenue recognition rules as discussed in Note 2 of the financial statements in the current quarter and establishing the estimated selling prices for products and services, management believes there have been no significant changes during the three months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2010 Annual Report on Form 10-K.

Results of Operations

The following table sets forth unaudited selected consolidated statements of operations data for three months ended September 30, 2010 and 2009 (Amounts in thousands, except per share amounts).

	Three Months Ended September 30,
	2010	2009
Revenue:
Product	$35,226	$26,843
Support and services	9,053	6,907

Total revenues	44,279	33,750
Cost of revenue
Product (1)	11,767	9,533
Support and services (1)	2,976	2,584

Total cost of revenue	14,743	12,117

Gross profit	29,536	21,633
Gross profit %	66.7%	64.1%

Operating expenses:
Research and development (1)	10,322	7,197
Sales and marketing (1)	17,203	12,017
General and administrative (1)	6,133	4,651

Total operating expenses	33,658	23,865

Loss from operations	(4,122)	(2,232)
Other income, net	587	128

Loss before provision for income taxes	(3,535)	(2,104)
Provision for income taxes	(110)	(22)

Net loss	$(3,645)	$(2,126)

Net loss per share — basic and diluted (2)	$(0.08)	$(0.05)
Shares used in computing net loss per share — basic and diluted (2)	45,444	44,385
(1) Includes stock-based compensation as follows:
Cost of product revenue	$35	$27
Cost of support and services revenue	200	111
Research and development	824	638
Sales and marketing	868	699
General and administrative	897	615

	$2,824	$2,090

(2) Potentially dilutive securities were not included in the compilation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,
	2010	2009
Revenue:
Product	80%	80%
Support and services	20%	20%

Total revenue	100%	100%
Cost of revenue:
Product	26%	28%
Support and services	7%	8%

Total cost of revenue	33%	36%

Gross profit	67%	64%
Operating expenses:
Research and development	23%	21%
Sales and marketing	39%	35%
General and administrative	14%	14%

Total operating expenses	76%	70%

Operating loss	(9)%	(6)%
Interest and other income, net	1%	—

Loss before benefit from income tax	(8)%	(6)%
Provision for income taxes	—	—

Net loss	(8)%	(6)%

Use of Non-GAAP Financial Measures

We believe that evaluating our ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP we also disclose certain non-GAAP information because it is useful in understanding our performance as it excludes non-cash and other special charges or credits that many investors and management feel may obscure our true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation expenses and other special charges and related tax adjustments in managing our core operations. These measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net loss is calculated by adjusting GAAP net loss for stock-based compensation expense, special charges and the related tax impact. Non-GAAP net loss per share is calculated by dividing Non-GAAP net loss by the weighted average number of diluted shares outstanding for the period. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the table below.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
GAAP net loss available to stockholders:	$(3,645)	$(2,126)
Adjustments for non-GAAP items (1)	3,349	2,063
Tax effect of non-GAAP adjustments	99	(28)

Non-GAAP net loss available to stockholders	$(197)	$(91)

GAAP diluted net loss per share :	$(0.08)	$(0.05)
Adjustments for non-GAAP items	0.08	0.05
Tax effect of non-GAAP adjustments	0.00	(0.00)

Non-GAAP diluted net loss per share:	$(0.00)	$(0.00)

Shares Used in Non-GAAP diluted per share calculation	45,444	44,385
(1) Adjustments for non-GAAP items include:
Stock-based compensation	$2,824	$2,090
Restructuring expense (benefit), included in Research and development expenses	—	(27)
Executive Severance, included in General and administrative expenses	525	—

Adjustments for non-GAAP items	$3,349	$2,063

The following table sets forth GAAP and Non-GAAP reconciliation of operating expenses (amounts in thousands):

	Three Months Ended September 30,
	2010	2009
Total GAAP operating expenses	$33,658	$23,865
Stock-based compensation included in operating expenses	(2,589)	(1,952)
Restructuring benefit included in Research and development expenses	—	27
Executive severance, included in General and administrative expenses	(525)	—

Total Non-GAAP operating expenses	$30,544	$21,940

Non-GAAP items as a % of GAAP operating expenses	(9)%	(8)%

Comparison of the three months ended September 30, 2010 and September 30, 2009

Net Revenue.

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Revenue	$44,279	$33,750	$10,529	31%

Net revenues increased by $10.5 million or 31% in the three months ended September 30, 2010 as compared to three months ended September 30, 2009. The increase was due to increases in products, support and services revenues. Product revenues in the three months ended September 30, 2010 are $35.2 million, an increase of $8.4 million or 31%. The increase in product revenue is attributable to the increase in customer base, from our domestic channel partners including our regional and national partners and international, resulting from the increased sales and marketing efforts during the last fiscal year and continuing in the current year. Support and services revenues in the three months ended September 30, 2010 were $9.1 million, an increase of $2.1 million or 31%. Increase in support and services revenue is due to the increase in support renewals and demand for services from a larger customer base.

Cost of revenue and gross profit.

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Cost of revenue	$14,743	$12,117	$2,626	22%
Gross profit	$29,536	$21,633	$7,903	37%
Gross margins	66.7%	64.1%

Cost of revenue. Gross margins increased from 64% in the three months ended September 30, 2009 to 67% in the three months ended September 30, 2010. Service margins in the three months ended September 30, 2010 are 67% of the service revenues as compared to 63% in three months ended September 30, 2009. The increase in gross margins of service revenue is due to the growth in revenues outpacing the increase in the cost of services and support and the reduction of the cost of the third party support.

Product gross margins in the three months ended September 30, 2010 were 67% of the product revenues as compared to 64% in the three months ended September 30, 2009. The increase in gross margins of product revenues is due to reduced costs on certain products and slower growth in operational costs associated with products revenues.

Operating expenses.

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Research and development	$10,322	$7,197	$3,125	43%
Sales and marketing	17,203	12,017	5,186	43%
General and administrative	6,133	4,651	1,482	32%

Research and development. Compensation, including stock-based compensation, for research and development employees accounted for $1.7 million of the increase, primarily as a result of an increase in headcount by 39 employees at September 30, 2010. The increase also includes $0.7 million of consulting expenses and $0.3 million in higher allocation costs due to office expansion of our Austin, Texas facility and $0.1 million in additional employee bonuses.

Sales and marketing. The increase in sales and marketing expenses is mainly attributable to increases in advertisement and promotions of $1.7 million, employee compensation, including stock based compensation of $2.0 million, travel expenses of $0.5 million, sales commissions of $0.1 million and overall increase in office and facilities expenses of $0.4 million due to an increase in headcount by 57 employees as compared to September 30, 2009.

General and administrative. The increase in general and administrative costs is due to an increase in employee compensation, including stock based compensation of $0.6 million, severance payments to the former CEO of $0.5 million and recruitment expenses of $0.2 million.

Other income, net.

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Other income, net	$587	$128	$459	359%

Other income, net. The increase was primarily attributable to an increase in foreign exchange gain of $0.4 million due to strengthening of other foreign currencies relative to the US dollar and an increase in interest income of $0.1 million due to interest earned on a tax refund.

Income tax provision.

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Provision for income taxes	$110	$22	$88	400%

Income tax provision. The provision for income taxes increased by $88,000 in three months ended September 30, 2010 as compared to three months ended September 30, 2009.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	September 30, 2010	June 30, 2010	Increase/ (Decrease)
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$65,842	$68,426	$(2,584)
Short-term investments	50,394	47,375	3,019

Total	$116,236	$115,801	$435

As of September 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $116.2 million and accounts receivable, net of $25.5 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $116.2 million of cash and cash equivalents and short-term investments at September 30, 2010 will be sufficient to fund our operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the addition of new business initiatives, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Please refer to Note 13 to the financial statements regarding the acquisition of Agito Networks, Inc. by the Company in October 2010. If needed, additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30
(Dollars in thousands)	2010	2009
Net cash flow provided by (used in):
Operating activities	$3,065	$5,247
Investing activities	(5,523)	3,029
Financing activities	(126)	97

Net (decrease) increase in cash and cash equivalents	$(2,584)	$8,373

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

Net loss during the three months ended September 20, 2010 and 2009 included non-cash charges of $2.8 million and $2.1 million in stock-based compensation expense, respectively, and depreciation and amortization of $0.8 million and $0.6 million, respectively.

Cash provided by operating activities during the three months ended September 30, 2010 also reflect net changes in operating assets and liabilities, which provided $3.0 million consisting primarily of a decrease in prepaid and other current assets of $3.7 million, an increase in deferred revenue of $1.9 million due to higher maintenance support contracts, a decrease in other assets of $0.2 million, an increase in accrued employee compensation of $0.2 million, and partially offset by, increase in accounts receivables of $0.9 million due to a increase in days sales outstanding (DSO), a decrease of $1.0 million in accrued liabilities, an increase in inventories of $0.6 million and a decrease in accounts payables of $0.6 million.

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

Net cash (used in) provided by investing activities was $(5.5) million during the three months ended September 30, 2010 and $3.0 million during the three months ended September 30, 2009, respectively. Net cash used in investing activities in the three months ended September 30, 2010 mainly related to net purchase of short-term investments of $3.1 million and purchase of fixed assets of $2.4 million. Net cash provided by investing activities in the three months ended September 30, 2009 related to net sale/maturities of short-term investments of $4.6 million, partially off-set by purchase of fixed assets and software licenses of $1.6 million.

Cash flows from financing activities

Net cash (used in) provided by financing activities was $(0.1) million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. In the three months ended September 30, 2010, the Company received $0.2 million on exercise of stock options and paid $0.3 million in form of taxes on the vested and released restricted stock units. The Company received $0.1 million on exercise of stock options in the three months ended September 30, 2009.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2010 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	5 years and after	Total
Operating Leases	$1,476	$2,993	$1,392	$—	$5,861
Purchase obligations	32,849	—	—	—	32,849

Total	$34,325	$2,993	$1,392	$—	$38,710

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting ShoreTel, Inc., see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2010. Our exposure to market risk has not changed materially since June 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 11 to the Financial Statements.

ITEM 1A.	RISK FACTORS

Except as noted below, there are no material changes in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2010.

We recently made an acquisition and may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, increase expenses, and otherwise disrupt our operations and harm our operating results.

We recently acquired a company, and we may acquire or invest in other businesses, products or technologies that we believe could complement or expand our capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these acquisitions.

There are inherent risks in integrating and managing corporate acquisitions, and the Company has limited experience with acquisitions. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense under FASB Accounting Standards Codification (“ASC”) 805-20, Business Combinations;

•	diversion of management’s attention from other business concerns;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are need in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other indefinite lived intangible assets, which must be assessed for impairment at least annually. Also, contingent considerations related to the acquisitions will be remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations.

Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007. As of September 30, 2010, the proceeds from our initial public offering have been invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2010

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1	Termination Release Agreement with John W. Combs dated September 29, 2010

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.