Form 10-Q
period 2010-12-31
ShoreTel Inc
filed 2011-02-04
CIK 1388133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 28, 2011, 46,146,492 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended December 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2010	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,304	$68,426
Short-term investments	50,122	47,375
Accounts receivable, net of allowance of $778 and $876 as of December 31, 2010 and June 30, 2010, respectively	24,628	24,596
Inventories	12,760	9,954
Prepaid expenses and other current assets	3,948	8,125

Total current assets	146,762	158,476
PROPERTY AND EQUIPMENT, net	8,072	6,019
GOODWILL	7,415	—
INTANGIBLE ASSETS, net	9,555	5,025
OTHER ASSETS	963	1,201

TOTAL ASSETS	$172,767	$170,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,075	$7,868
Accrued expenses and other	8,829	10,061
Accrued employee compensation	8,173	8,261
Deferred revenue	21,804	19,450

Total current liabilities	46,881	45,640
LONG-TERM LIABILITIES:
Long-term deferred revenue	9,982	9,269
Other long-term liabilities	1,379	1,346

Total liabilities	58,242	56,255

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value: authorized 5,000; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $0.001 per share, authorized 500,000; issued and outstanding, 46,098 and 45,370 shares as of December 31, 2010 and June 30, 2010, respectively	229,921	222,491
Accumulated other comprehensive income	156	191
Accumulated deficit	(115,552)	(108,216)

Total stockholders’ equity	114,525	114,466

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,767	$170,721

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
REVENUE:
Product	$37,913	$27,897	$73,139	$54,740
Support and services	9,816	7,560	18,869	14,467

Total revenue	47,729	35,457	92,008	69,207
COST OF REVENUE:
Product (1)	12,847	9,787	24,614	19,320
Support and services (1)	3,125	2,806	6,101	5,390

Total cost of revenue	15,972	12,593	30,715	24,710
GROSS PROFIT	31,757	22,864	61,293	44,497
OPERATING EXPENSES:
Research and development (1)	10,512	7,835	20,834	15,032
Sales and marketing (1)	18,314	12,910	35,517	24,927
General and administrative (1)	6,608	4,731	12,741	9,382

Total operating expenses	35,434	25,476	69,092	49,341

LOSS FROM OPERATIONS	(3,677)	(2,612)	(7,799)	(4,844)
OTHER INCOME (EXPENSE):
Interest income	133	90	341	196
Other	(106)	70	273	92

Total other income	27	160	614	288

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,650)	(2,452)	(7,185)	(4,556)
PROVISION FOR INCOME TAXES	(41)	(44)	(151)	(66)

NET LOSS	$(3,691)	$(2,496)	$(7,336)	$(4,622)

Net loss per share — basic and diluted	$(0.08)	$(0.06)	$(0.16)	$(0.10)

Shares used in computing net loss per share — basic and diluted	45,900	44,683	45,672	44,533

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$27	$38	$62	$65
Cost of support and services revenue	161	235	361	346
Research and development	778	805	1,602	1,443
Selling and marketing	885	918	1,753	1,617
General and administrative	777	844	1,674	1,459

Total stock-based compensation expense	$2,628	$2,840	$5,452	$4,930

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,336)	$(4,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,932	1,312
Amortization of premium/discount on investments	354	51
Stock-based compensation expense	5,452	4,930
Loss on disposal of property and equipment	82	147
Provision for (benefit from) doubtful accounts receivable	(98)	67
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	126	2,637
Inventories	(2,745)	(2,693)
Prepaid expenses and other current assets	4,237	(306)
Other assets	273	791
Accounts payable	459	677
Accrued expenses and other	(1,299)	1,023
Accrued employee compensation	(195)	2,329
Deferred revenue	2,972	2,168

Net cash provided by operating activities	4,214	8,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,033)	(1,721)
Purchases of investments	(3,136)	(8,943)
Proceeds from maturities of investments	—	6,635
Cost of acquisition of a business	(11,375)	—
Purchases of software license and other	(770)	(931)

Net cash used in investing activities	(19,314)	(4,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	2,330	1,408
Taxes paid on vested and released stock awards	(352)	—

Net cash provided by financing activities	1,978	1,408

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,122)	4,959
CASH AND CASH EQUIVALENTS — Beginning of period	68,426	73,819

CASH AND CASH EQUIVALENTS — End of period	$55,304	$78,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash refunded during the period for income taxes, net	$(1,547)	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of accrued early exercised stock options	$—	$14
Purchase of property and equipment included in period-end accounts payable	$174	$560
Purchases of other assets included in period-end accounts payable	$—	$200

See Notes to Condensed Consolidated Financial Statements

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of Pure Internet Protocol, or “IP”, unified communications systems for enterprises. The Company’s systems are based on its distributed software architecture and switch-based hardware platform which enable multi-site enterprises to be served by a single telecommunications system. The Company’s systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, management believes that the Company’s systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of December 31, 2010 and for the three months and six months ended December 31, 2010 and 2009 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of December 31, 2010, results of operations for the three months and six months ended December 31, 2010 and 2009, and cash flows for the six months ended December 31, 2010 and 2009, as applicable, have been made. The results of operations for the three months and six months ended December 31, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Loss Per Share

Basic net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potentially dilutive securities were not included in the computation of dilutive net loss per share for the three and six months ended December 31, 2010 and 2009, because to do so would have been anti-dilutive. Potentially dilutive securities of 9.8 million and 8.0 million for the three and six months ended December 31, 2010 and 2009, respectively, were not included in the computation of dilutive net loss per share because to do so would have been anti-dilutive.

Comprehensive Income (Loss)

Other comprehensive income consists of net income (loss) for the period plus unrealized gains (losses) on short-term investments. Accordingly, comprehensive income (loss) was $(3.6) million and $(2.5) million for the three months ended December 31, 2010 and 2009, and $(7.3) million and $(4.5) million for the six months ended December 31, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Goodwill is measured and tested for impairment on an annual basis in the fourth quarter of our fiscal year in accordance with the Accounting Standards Codification No. 350 (“ASC 350”), Intangibles – Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of the each of our reporting units to its net book value, including goodwill. We have one reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded.

We review the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected undiscounted future cash flows from its use and eventual disposition. If this review indicates that there is an impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. Our estimates regarding future anticipated revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

This new accounting guidance became applicable to the Company beginning the first quarter of its fiscal year 2011. The Company adopted this guidance for transactions that were entered into or materially modified on or after July 1, 2010 using the prospective basis of adoption.

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

The Company’s core software (herein after referred to as “essential software”) is integrated with hardware and is essential to the functionality of the integrated system product. The Company also sells additional software which provides increased features and functions, but is not essential to the overall functionality of the integrated system products (herein after referred to as ‘non-essential software’). At the initial purchase, the customer generally bundles together the hardware, essential software, non-essential software, as needed and up to five years of post-contractual support. Thereafter, if the enterprise customer increases end users and functionality, it may add more hardware, software components, and related post-contractual support by purchasing them separately.

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

For transactions entered into prior to the first quarter of fiscal year 2011, the Company recognized revenue based on industry specific software revenue recognition guidance. In accordance with industry specific software revenue recognition guidance, the Company utilized the residual method to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as post-contractual support, is deferred and the remaining portion of the arrangement consideration is recognized as product revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support based on the volume and pricing of the stand alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period, which is typically one to five years.

For transactions entered into or materially modified on or after the beginning of the first quarter of fiscal year 2011, the total arrangement fees were allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE when available. When VSOE cannot be established, the Company attempts to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally the Company’s product offerings differ from those of its competitors and comparable pricing of its competitors is often not available. Therefore, the Company is typically not able to determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement fees. The ESP for a deliverable is determined as the price at which the Company would transact if the products or services were sold on a stand alone basis.

The Company has been able to establish VSOE for its professional and post contractual support services mainly based on the volume and the pricing of the stand alone sales for these services within a narrow range. The Company establishes its ESP for products by considering factors including, but not limited to, geographies, customer segments and pricing practices. The determination of ESP is made through consultation with and formal approval by the Company’s management. The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates.

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

Total revenue as reported and pro forma total revenue that would have been reported during the three and six months ended December 31, 2010, if the transaction entered into or materially modified on or after July 1, 2010 were subject to previous accounting guidance, are shown in the following table:

	Three Months Ended December 31, 2010 (Unaudited)		Six months ended December 31, 2010 (Unaudited)
(In thousands)	As Reported	Pro Forma Basis As If The Previous Accounting Guidance Were in Effect	As reported	Pro Forma Basis As If The Previous Accounting Guidance Were in Effect
Total revenue	$47,729	$47,653	$92,008	$91,861

The impact to total revenue during the three and six months ended December 31, 2010 of the new revenue accounting guidance was primarily to increase product revenues by 76,000 and $147,000 for the three and six months ended December 31, 2010, respectively.

In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total revenues in periods after the initial adoption when applied to multiple element arrangements due to the existence of VSOE for most of the Company’s service offerings which remain undelivered after the software and non-software tangible products are delivered at the inception of the arrangement. The Company’s future revenue recognition for multiple element arrangements is not expected to differ materially from the results in the current period. However, as the Company’s marketing and product strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP which could impact future revenues.

3. Business Combination

On October 19, 2010, the Company acquired Agito Networks, Inc. (“Agito”), a privately-held company based in Santa Clara, California that provided mobility solutions to enterprises to drastically reduce mobile costs, provide high-quality, low cost coverage, increase productivity with greater responsiveness, accessibility and simplify unified communications for mobile workers and their peers. The acquisition of Agito is expected to expand and enhance the Company’s product offering by adding Agito’s mobility solution to the Company’s existing range of products, software and services. The purchase price of approximately $11.4 million was paid in cash. The goodwill from acquisition is deductible for tax purposes. The purchase price was allocated to tangible and intangible assets and liabilities assumed, based on their estimated fair values as follows (amounts in thousands):

Tangible assets	$261
Goodwill	7,415
Intangible assets	4,220
Liabilities assumed	(521)

$11,375

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Agito as though the companies were combined as of the beginning of fiscal year 2010. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, adjustments to interest expenses for certain borrowings and exclusion of acquisition- related expenses and the related tax effects as though the companies were combined as of the beginning of fiscal year 2010. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2010.

	(Unaudited) Three Months Ended December 31,		(Unaudited) Six Months Ended December 31,
(In thousands, except per share amounts )	2010	2009	2010	2009
Total revenue	$47,832	$35,618	$92,451	$69,500
Net loss	(4,106)	(3,957)	(9,721)	(7,741)
Basic and diluted earnings per share	(0.09)	(0.09)	(0.21)	(0.17)

4. Balance Sheet Details

Balance sheet components consist of the following:

(In thousands)	December 31, 2010	June 30, 2010
Inventories:
Raw materials	$—	$335
Work in process	200	526
Finished goods	12,560	9,093

Total inventories	$12,760	$9,954

Prepaid expenses and other current assets:
Prepaid expenses	$3,594	$7,778
Deferred cost of revenue	354	347

Total prepaid expenses and other current assets	$3,948	$8,125

(In thousands)	December 31, 2010	June 30, 2010
Property and equipment, net:
Computer equipment and tooling	$9,717	$9,559
Software	2,298	1,354
Furniture and fixtures	1,774	1,196
Leasehold improvements and other	2,310	583

Total property and equipment	$16,099	$12,692
Less accumulated depreciation and amortization	(8,027)	(6,673)

Total property and equipment, net	$8,072	$6,019

Deferred revenue — current and long-term:
Product	$1,591	$966
Support and services	30,195	27,753

Total deferred revenue	$31,786	$28,719

Intangible assets:

The following is a summary of the Company’s intangible assets (in thousands):

	December 31, 2010			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$2,935	$(733)	$2,202	$2,310	$(532)	$1,778
Technology	4,130	(186)	3,944	—	—	—
Customer relationships	300	(9)	291	—	—	—
Intangible assets in process	3,118	—	3,118	3,247	—	3,247

Other intangible assets	$10,483	$(928)	$9,555	$5,557	$(532)	$5,025

The Company acquired $2.8 million of technology, $0.3 million of customer relationships and $1.1 million of intangible assets in process from Agito Networks, Inc. as a part of the business combination discussed in Note 3. The Company transferred approximately $1.3 million from intangible assets in process to technology as one of the projects reached its completion during the quarter. The intangible assets are amortized over useful lives ranging from 3 years to 7 years.

Amortization of intangible assets for three months ended December 31, 2010 and 2009 was $0.4 million and $0.1 million, respectively, and for six months ended December 31, 2010 and 2009 was $0.5 million and $0.2 million, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2011 (remaining six months)	$882
2012	1,764
2013	1,764
2014	1,451
2015	458
2016	62
Thereafter	56

Total	$6,437

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2010
Corporate notes and commercial paper	$32,985	$92	$—	$33,077
U.S. Government agency securities	16,981	64	—	17,045

Total short-term investments	$49,966	$156	$—	$50,122

As of June 30, 2010
Corporate notes and commercial paper	$33,280	$142	$(50)	$33,372
U.S. Government agency securities	13,904	99	—	14,003

Total short-term investments	$47,184	$241	$(50)	$47,375

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of December 31, 2010
Less than 1 year	$39,951	$40,051
Due in 1 to 3 years	10,015	10,071

Total	$49,966	$50,122

	Amortized Cost	Fair Value
As of June 30, 2010
Less than 1 year	$33,956	$34,133
Due in 1 to 3 years	13,228	13,242

Total	$47,184	$47,375

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

5. Fair Value Disclosure

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

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	As of December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$38,106	$38,106	—	—
Short-term investments:
Corporate notes and commercial paper	33,077	—	33,077	—
U.S. Government agency securities	17,045	—	17,045	—

Total financial instruments measured and recorded at fair value as of December 31, 2010	$88,228	$38,106	$50,122	$—

The above table excludes $17.2 million of cash balances on deposit at banks.

	As at June 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$51,660	$51,660	$—	$—
Short-term investments:
Corporate notes and commercial paper	33,372	—	33,372	—
U.S. Government agency securities	14,003	—	14,003	—

Total financial instruments measured and recorded at fair value as of June 30, 2010	$99,035	$51,660	$47,375	$—

The above table excludes $16.8 million of cash balances on deposit at banks.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When other observable market data is not available, the Company relies on non-binding quotes from an independent broker. Non-binding quotes are based on proprietary valuation models. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the broker and statistically supported models. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. We reviewed our financial and non-financial assets and liabilities for the three and six months ended December 31, 2010 and 2009 and concluded that there were no material impairment charges during each of these periods.

6. Income Taxes

The Company recorded a provision for income taxes of $41,000 and $151,000 for the three months and six months ended December 31, 2010, compared to a provision for income taxes of $44,000 and $66,000 for the three and six months ended December 31, 2009.

The Company maintains liabilities for uncertain tax positions. As of December 31, 2010 and June 30, 2010, the Company’s total amount of unrecognized tax benefits were $2.3 million and $2.1 million, respectively. Of the total of $2.3 million and $2.1 million of unrecognized tax benefits respectively, only $0.3 million, if recognized, would impact the effective tax rate.

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

The Company’s only major tax jurisdiction is the United States. The Company is currently undergoing an income tax examination by the Internal Revenue Service (IRS) for its fiscal years 2008 and 2009. For the various foreign and state taxing jurisdictions in which the Company operates, tax years from 2000 through 2010 remain open and subject to tax examination.

7. Common Stock

Common Shares Reserved for Issuance

At December 31, 2010, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	12,329
Reserved under employee stock purchase plan	390
Conversion of warrants	1

Total	12,720

8. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended December 31,
Employee Incentive Plans	2010	2009
Expected life of option plan (in years)	6.08-6.26	6.08-6.46
Expected life of ESPP right (in years)	0.50	0.50
Risk-free interest rate for option plan	1.43-1.55%	2.3-2.47%
Risk-free interest rate for ESPP right	0.19-0.20%	0.16-0.27%
Volatility for option plan	57%	58%
Volatility for ESPP right	46-51%	58-138%
Dividend yield	0%	0%

During the three months ended December 31, 2010 and 2009, the Company recorded stock-based compensation expense of $2.6 million and $2.8 million respectively, net of forfeitures. During the six months ended December 31, 2010 and 2009, the Company recorded stock-based compensation expense of $5.5 million and $4.9 million, respectively, net of forfeitures.

Compensation expense is recognized only for the portion of stock options that are expected to vest. The Company estimates a forfeiture rate in determining stock-based compensation expense. A significant difference between actual and estimated forfeiture rates could affect the stock-based compensation expense recorded. As of December 31, 2010, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $23.0 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately three years.

9. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s Board of Directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price (“Class Two Options”). The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant. There were no unvested shares subject to repurchase as of December 31, 2010.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restrictive stock units (“RSUs”) and restrictive stock awards (“RSAs”) to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. Pursuant to the automatic increase provisions of the 2007 Plan, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 2007 Plan by 2.2 million in February 2009 and 2010, respectively and 2.3 million in February 2011.

Class Two Options granted under the 1997 Plan to certain executive officers are exercisable immediately and shares issued upon exercise are subject to repurchase by the Company at the exercise price, in the event the employee is terminated; such repurchase right lapses gradually over a four year period. The Company does not consider the exercise of stock options substantive when the issued stock is subject to repurchase. Accordingly, the proceeds from the exercise of such options are accounted for as a deposit liability until the repurchase right lapses, at which time the proceeds are reclassified to permanent equity. As of December 31, 2010 and June 30, 2010, there were no shares of the Company’s outstanding common stock subject to repurchase.

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

		Options Outstanding
(In thousands, except per share data and contractual term)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at July 1, 2010	4,510	7,492	$4.59
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(7)	—	—
Granted	(2,077)	2,077	6.57
Exercised	—	(334)	2.72
Cancelled, forfeited or expired	656	(656)	5.38
Restricted stock units granted (see Note 11)	(767)	—	—
Restricted stock units cancelled	249	—	—

Balance at December 31, 2010	2,564	8,579	$5.09	7.0	$24,866

Vested and expected to vest at December 31, 2010		8,101	$5.03	6.9	$23,954

Exercisable and vested at December 31, 2010		3,120	$4.01	5.8	$12,476

The total pre-tax intrinsic value for options exercised in the six months ended December 31, 2010 and 2009, was $1.1 million and $1.4 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 7,000 cancelled options that expired under the 1997 Option Plan due to the termination of that plan. These cancelled, expired options have been included in the option activity for the six months ended December 31, 2010.

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

The ESPP was amended in November 2010 to permit employees to purchase shares in the purchase period at 85% of market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower, effective for the offering period commencing on and after May 1, 2011.

In February of fiscal year 2011 and 2010, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 469,980 shares and 449,000 shares, respectively, pursuant to the terms of that plan.

As of December 31, 2010, 390,000 shares had been reserved for future issuance.

11. Restricted Stock

Under the 2007 Plan, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer during the six months ended December 31, 2010.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Restricted stock award and restricted stock unit activity for the six months ended December 31, 2010 and 2009 is as follows (in thousands):

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Beginning balance	809	507
Awarded	767	184
Released	(213)	(46)
Forfeited	(177)	(14)

Ending balance	1,186	631

Information regarding restricted stock units outstanding at December 31, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Average Intrinsic Value (thousands)
Shares outstanding	1,186	1.96 years	$9,260
Shares vested and expected to vest	1,031	1.88 years	8,055

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

California State Court Derivative Action. On January 30, 2008, a purported shareholder derivative lawsuit captioned Berkovitz v. Combs, et al., was filed in the Superior Court of the State of California, County of Santa Clara, against the Company (as a nominal defendant), its directors and certain officers. The complaint purported to allege claims for breach of fiduciary duty and other claims and seeks unspecified compensatory damages and other relief based on essentially the same allegations as the class action litigation. The Company and plaintiffs reached an agreement in principle to settle the litigation in February 2010, pursuant to which, without admitting any liability or wrongdoing of any kind, the Company adopted certain corporate remedial measures. This settlement agreement, which resolves all the claims in the litigation, received preliminary Court approval in November 2010.

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

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2018. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable leases as of December 31, 2010, are as follows (in thousands):

Years Ending June 30,
2011 (remaining six months)	$835
2012	1,555
2013	2,030
2014	1,930
2015	1,122
2016	866
Thereafter	1,572

Total	$9,910

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on December 31, 2010.

Rent expense for the three months ended December 31, 2010 and 2009 was $0.5 million and $0.3 million respectively, and $0.9 million and $0.6 million for the six months ended December 31, 2010 and 2009, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $26.0 million as of December 31, 2010 and $22.9 million as of June 30, 2010.

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

13. Segment Information

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

The following presents total revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
United States	$42,113	$32,192	$81,620	$62,687
International	5,616	3,265	10,388	6,520

Total revenues	$47,729	$35,457	$92,008	$69,207

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including small, medium and large companies and public institutions. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners has grown to over 900 as of December 31, 2010. Channel partners typically purchase our products directly from us. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

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

We outsource the manufacturing of our products to contract manufacturers. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain a manufacturing operation. Our phone and switch products are manufactured by contract manufacturers located in California and in China. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement, final testing and assembly of our products. We work closely with our contract manufacturers to manage the cost of components, since our total manufacturing costs are directly tied to component costs. We regularly provide forecasts to our contract manufacturers, and we order products from our contract manufacturers based on our projected sales levels well in advance of receiving actual orders from our enterprise customers. We seek to maintain sufficient levels of finished goods inventory to meet our forecasted product sales and to compensate for unanticipated shifts in sales volume and product mix.

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

We are headquartered in Sunnyvale, California and have a sales, customer support, general and administrative and engineering functions in Austin, Texas. The majority of our personnel work at these locations. Sales, engineering, and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Ireland, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. Most of our enterprise customers are located in the United States. Revenue from international sales is 11.8% and 11.3% of our total revenue for the three and six months ended December 31, 2010 and was less than 10% of total revenues for the three and six months ended December 31, 2009. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

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

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on service, support, specific commitments and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s transactions described above and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at December 31, 2010 was $31.8 million, consisting of $1.6 million of deferred product revenue and $30.2 million of deferred support and services revenues, of which $21.8 million is expected to be recognized within one year.

Gross profit. Our gross profit for products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system prices. We have been able to maintain our product gross profit by reducing hardware costs through product redesign and volume discount pricing from our suppliers. We have also introduced new, lower cost hardware, which has continued to improve our product gross profit. In general, product gross profit on our switches is greater than product gross profit on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross profit and increasing our profitability.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate doubtful accounts, the calculation of stock-based compensation expense, and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Other than the impairment assessment of goodwill and other long-lived assets resulting from the acquisition of Agito Networks, Inc., in the current quarter and adoption of the new revenue recognition rules at the beginning of the fiscal year as discussed in Note 2 of the financial statements and establishing the estimated selling prices for products and services, management believes there have been no significant changes during the six months ended December 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2010 Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for three and six months ended December 31, 2010 and 2009 (Amounts in thousands, except per share amounts).

	(Unaudited) Three Months Ended December 31,		(Unaudited) Six Months Ended December 31,
	2010	2009	2010	2009
REVENUE:
Product	$37,913	$27,897	$73.139	$54,740
Support and services	9,816	7,560	18,869	14,467

Total revenue	47,729	35,457	92,008	69,207
COST OF REVENUE:
Product (1)	12,847	9,787	24,614	19,320
Support and services (1)	3,125	2,806	6,101	5,390

Total cost of revenue	15,972	12,593	30,175	24,710
GROSS PROFIT	31,757	22,864	61,293	44,497
OPERATING EXPENSES:
Research and development (1)	10,512	7,835	20,834	15,032
Sales and marketing (1)	18,314	12,910	35,517	24,927
General and administrative (1)	6,608	4,731	12,741	9,382

Total operating expenses	35,434	25,476	69,092	49,341

LOSS FROM OPERATIONS	(3,677)	(2,612)	(7,799)	(4,844)
OTHER INCOME:
Interest income	133	90	341	196
Other	(106)	70	273	92

Total other income	27	160	614	288

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,650)	(2,452)	(7,185)	(4,556)
PROVISION FOR INCOME TAXES	(41)	(44)	(151)	(66)

NET LOSS	$(3,691)	$(2,496)	$(7,336)	$(4,622)

Net loss per share — basic and diluted (2)	$(0.08)	$(0.06)	$(0.16)	$(0.10)

Shares used in computing net loss per share — basic and diluted (2)	45,900	44,683	45,672	44,533

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$27	$38	$62	$65
Cost of support and services revenue	161	235	361	346
Research and development	778	805	1,602	1,443
Selling and marketing	885	918	1,753	1,617
General and administrative	777	844	1,674	1,459

Total stock-based compensation expense	$2,628	$2,840	$5,452	$4,930

(2)	Potentially dilutive securities were not included in the compilation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	(Unaudited) Three Months Ended December 31,		(Unaudited) Six Months Ended December 31,
	2010	2009	2010	2009
REVENUE:
Product	79%	79%	79%	79%
Support and services	21%	21%	21%	21%

Total revenue	100%	100%	100%	100%
COST OF REVENUE:
Product	27%	28%	27%	28%
Support and services	6%	8%	6%	8%

Total cost of revenue	33%	36%	33%	36%

GROSS PROFIT	67%	64%	67%	64%
Operating expenses:
Research and development	22%	22%	23%	22%
Sales and marketing	39%	36%	39%	36%
General and administrative	14%	13%	14%	13%

Total operating expenses	75%	71%	76%	71%

LOSS FROM OPERATIONS	(8)%	(7)%	(9)%	(7)%
OTHER INCOME, net	0%	0%	1%	0%

LOSS BEFORE PROVISION FOR INCOME TAXES	(8)%	(7)%	(8)%	(7)%
PROVISION FOR INCOME TAXES	0%	0%	0%	0%

NET LOSS	(8)%	(7)%	(8)%	(7)%

Use of Non-GAAP Financial Measures

We believe that evaluating our ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP we also disclose certain non-GAAP information because it is useful in understanding our performance as it excludes non-cash and other special charges or credits that many investors and management feel may obscure our true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation expenses, amortization of acquisition-related intangibles and other special charges and related tax adjustments in managing the core operations. These measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net income is calculated by adjusting GAAP net income (loss) for stock-based compensation expense, amortization of acquisition-related intangibles, restructuring benefit, executive severance expense and the related tax impact. Non-GAAP net income per share per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the table below.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31, 2010				Six Months Ended December 31, 2010
	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP
Revenue:
Product	$37,913	$—		$37,913	$73,139	$—		$73,139
Support and services	9,816	—		9,816	18,869	—		18,869

Total revenues	47,729	—		47,729	92,008	—		92,008
Cost of revenue
Product	12,847	(168	)(a),(c)	12,679	24,614	(203	)(a),(c)	24,411
Support and services	3,125	(161	)(a)	2,964	6,101	(361	)(a)	5,740

Total cost of revenue	15,972	(329)		15,643	30,715	(564)		30,151

Gross profit	31,757	329		32,086	61,293	564		61,857
Gross profit %	66.5%			67.2%	66.6%			67.2%

Operating expenses:
Research and development	10,512	(778	)(a)	9,734	20,834	(1,602	)(a)	19,232
Sales and marketing	18,314	(894	)(a),(c)	17,420	35,517	(1,762	)(a),(c)	33,755
General and administrative	6,608	(777	)(a)	5,831	12,741	(2,199	)(a),(b)	10,542

Total operating expenses	35,434	(2,449)		32,985	69,092	(5,563)		63,529

Loss from operations	(3,677)	2,778		(899)	(7,799)	6,127		(1,672)
Other income, net	27	—		27	614	—		614

Loss before provision for income taxes	(3,650)	2,778		(872)	(7,185)	6,127		(1,058)
Provision for income taxes	(41)	(99	)(d)	(140)	(151)	—	(d)	(151)

Net loss	$(3,691)	$2,679		$(1,012)	$(7,336)	$6,127		$(1,209)

Net loss per share available to common stockholders:
Basic	$(0.08)	$0.06		$(0.02)	$(0.16)	$0.13		$(0.03)
Diluted (e)	$(0.08)	$0.06		$(0.02)	$(0.16)	$0.13		$(0.03)

Shares used in computing net loss per share available to common stockholders:
Basic	45,900			45,900	45,672			45,672
Diluted (e)	45,900			45,900	45,672			45,672

(a) Excludes stock-based compensation as follows:
Cost of product revenue		$27				$62
Cost of support and services revenue		161				361
Research and development		778				1,602
Sales and marketing		885				1,753
General and administrative		777				1,674

		$2,628				$5,452

(b) Excludes severance for former Chief Executive Officer:
General and administration		$—				$525

		$—				$525

(c) Excludes amortization of acquisition-related intangibles:
Cost of product revenue		$141				$141
Sales and marketing		9				9

		$150				$150

(d) Excludes the tax impact of the items which are excluded in (a) to (c) above.

(e)	Diluted net income per share and share count reflect the weighted average number of common shares used in the basic net income per share calculation plus the effects of all potentially dilutive securities. Potentially dilutive securities were not included in the compilation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

	Three Months Ended December 31, 2009				Six Months Ended December 31, 2009
	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP
Revenue:
Product	$27,897	$—		$27,897	$54,740	$—		$54,740
Support and services	7,560	—		7,560	14,467	—		14,467

Total revenues	35,457	—		35,457	69,207	—		69,207
Cost of revenue
Product	9,787	(38	)(a)	9,749	19,320	(65	)(a)	19,255
Support and services	2,806	(235	)(a)	2,571	5,390	(346	)(a)	5,044

Total cost of revenue	12,593	(273)		12,320	24,710	(411)		24,299

Gross profit	22,864	273		23,137	44,497	411		44,908
Gross profit %	64.5%			65.3%	64.3%			64.9%
Operating expenses:
Research and development	7,835	(805	)(a)	7,030	15,032	(1,443	)(a)	13,589
Sales and marketing	12,910	(918	)(a)	11,992	24,927	(1,590	)(a),(b)	23,337
General and administrative	4,731	(844	)(a)	3,887	9,382	(1,459	)(a)	7,923

Total operating expenses	25,476	(2,567)		22,909	49,341	(4,492)		44,849

Income (Loss) from operations	(2,612)	2,840		228	(4,844)	4,903		59
Other income, net	160	—		160	288	—		288

Income (Loss) before provision for income taxes	(2,452)	2,840		388	(4,556)	4,903		347
Provision for income taxes	(44)	(4	)(c)	(48)	(66)	(32	)(c)	(98)

Net income (loss)	$(2,496)	$2,836		$340	$(4,622)	$4,871		$249

Net income (loss) per share available to common stockholders:
Basic	$(0.06)	$0.07		$0.01	$(0.10)	$0.11		$0.01
Diluted (d)	$(0.06)	$0.07		$0.01	$(0.10)	$0.11		$0.01

Shares used in computing net loss per share available to common stockholders:
Basic	44,683			44,683	44,533			44,533
Diluted (d)	44,683			46,127	44,533			46,100

(a) Excludes stock-based compensation as follows:
Cost of product revenue		$38				$65
Cost of support and services revenue		235				346
Research and development		805				1,443
Sales and marketing		918				1,617
General and administrative		844				1,459

		$2,840				$4,930

(b) Excludes restructuring benefit as follows:
Sales and marketing		$—				$(27)

		$—				$(27)

(c) Excludes the tax impact of the items which are excluded in (a) and (b) above.

(d)    Diluted net income per share and share count reflect the weighted average number of common shares used in the basic net income per share calculation plus the effects of all potentially dilutive securities. Potentially dilutive securities were not included in the compilation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Comparison of the three months ended December 31, 2010 and December 31, 2009

Total revenue.

	Three Months Ended December 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Total revenue	$47,729	$35,457	12,272	35%

Total revenue increased by $12.3 million or 35% during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. This increase was primarily attributable to increases in both product and support and service revenues. Product revenue increased $10.0 million or 36% during the comparable period and support and services revenue increased by $2.3 million or 30% the comparable period. The increase in product revenue is primarily attributable to obtaining new customers as well as the continued growth and expansion in our installed customer base as we continue to grow our sales organization and increase our marketing efforts through greater brand awareness. The increase in support and service revenue is primarily due to overall growth in our installed customer based coupled with increased support renewals.

Cost of revenue and gross profit.

	Three Months Ended December 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Cost of revenue	$15,972	$12,593	$3,379	27%
Gross profit	$31,757	$22,864	$8,893	39%
Gross margins	66.5%	64.5%

Cost of revenue. Gross margins increased from 65% during the three months ended December 31, 2009 to 67% during the three months ended December 31, 2010. Service margins during the three months ended December 31, 2010 were 68% of service revenues as compared to 63% during the three months ended December 31, 2009. The increase in service margins is due to the growth in service revenues outpacing the increased cost of services and support and the reduction of the cost of the third party support costs. Product gross margins during three months ended December 31, 2010 increased modestly and were 66% or product revenue as compared to 65% during the three months ended December 31, 2009.

Operating expenses.

	Three Months Ended December 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Research and development	$10,512	$7,835	$2,677	34%
Sales and marketing	18,314	12,910	5,404	42%
General and administrative	6,608	4,731	1,877	40%

Research and development. Research and development expenses increased by $2.7 million or 34% during the three months ended December 31, 2010 as compared to three months ended December 31, 2009. The increase is primarily attributable to an increase of $1.5 million in employee related expenses including salaries, incentive compensation and fringe benefits, an increase of $0.4 million in consulting related expenses associated with various product development projects, an increase of $0.3 million in facility related expenses, and an increase of $0.2 million in development and testing equipment costs.

Sales and marketing. Sales and marketing expenses increased by $5.4 million or 42% during the three months ended December 31, 2010 as compared to three months ended December 31, 2009. The increase is primarily attributable to an increase of $2.0 million in employee related expenses including payroll, incentive compensation and fringe benefits, an increase of $1.1 million in advertising, branding and promotional activities, an increase of $1.0 million in sales commissions, an increase of $0.6 million in office related expenses, and an increase of $0.5 million in travel and training expenses associated with our expanded sales force.

General and administrative. General and administrative expenses increased by $1.9 million or 40% during the three months ended December 31, 2010 as compared to three months ended December 31, 2009. The increase is primarily attributable to an increase of $0.6 million in consulting and professional services, an increase of $0.5 million in legal expenses mainly associated with legal costs incurred in our acquisition of Agito, Inc. in October 2010, an increase of $0.4 million in software related expenses, and $0.4 million increase in employee related expenses including payroll, incentive compensation and fringe benefits.

Other income, net.

	Three Months Ended December 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Other income, net	$27	$160	$(133)	(83)%

Other income, net. Other income decreased by $0.1 million or 83% during the three months ended December 31, 2010 as compared to three months ended December 31, 2009. The decrease was primarily attributable to a loss on foreign exchange due to weakening of U.S. dollars of approximately $0.2 million offset by a moderate increase in interest earned on short-term investments during the period.

Income tax provision.

	Three Months Ended December 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Tax provision	$41	$44	$(3)	(7)%

Income tax provision. The income tax provision decreased moderately by $3,000 or 7% during the three months ended December 31, 2010 as compared to three months ended December 31, 2009.

Comparison of the six months ended December 31, 2010 and December 31, 2009

Total revenue.

	Six Months Ended December 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Total revenue	$92,008	$69,207	$22,801	33%

Total revenue increased by $22.8 million or 33% during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009. This increase was primarily attributable to increases in both product revenues which increased by $18.4 million or 34%, and support and service revenues which increased by $4.4 million or 30% as compared to the six months ended December 31, 2009. The overall increase in revenue is primarily due to increased customer traction as a result of our expanded sales and marketing efforts to increase brand awareness and overall market acceptance of our suite of products. The increase in product revenue is attributable to an increase in sales of phones and switches from new customers as well as a growing customer base. The increase in support and service revenue is due to an increase in support renewals and increased demand for our services.

Cost of revenue and gross profit.

	Six Months Ended December 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Cost of revenue	$30,715	$24,710	$6,005	24%
Gross profit	61,293	44,497	16,796	38%
Gross margins	66.6%	64.3%

Cost of revenue. Gross margins increased from 64% during the six months ended December 31, 2009 to 67% during the six months ended December 31, 2010. Service margins during the six months ended December 31, 2010 were 68% of service revenues as compared to 63% during the six months ended December 31, 2009. The increase in service margins was due to the growth in service revenues outpacing the increased cost of services and support and the reduction of the third party support costs.

The product gross margins during the six months ended December 31, 2010 increased moderately and were 66% of product revenues as compared to 65% during the six months ended December 31, 2009.

Operating expenses.

	Six Months Ended December 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Research and development	$20,834	$15,032	$5,802	39%
Sales and marketing	35,517	24,927	10,590	42%
General and administrative	12,741	9,382	3,359	36%

Research and development. Research and development expenses increased by $5.8 million or 39% during the six months ended December 31, 2010 as compared to six months ended December 31, 2009. This increase was primarily attributable to an increase of $3.4 million in employee related expenses such as payroll, incentive compensation and fringe benefits, an increase of $1.2 million in consulting expenses to support various development projects, an increase of $0.6 million in office facilities related expenses, and an increase of $0.3 million in equipment costs used for development and testing purposes.

Sales and marketing. Sales and marketing expenses increased by $10.6 million or 42% in the six months ended December 31, 2010 as compared to six months ended December 31, 2009. The increase is primarily attributable to an increase of $4.2 million in employee related expenses including payroll, bonus and fringe benefits, an increase of $2.9 million in advertising, branding and promotional activities, an increase of $1.2 million in sales commissions, an increase of $1.2 million in travel and training expenses associated with our expanded sales force, and an increase of $0.8 million in greater office expenses and equipment costs.

General and administrative. General and administrative expenses increased by $3.4 million or 36% in the six months ended December 31, 2010 as compared to six months ended December 31, 2009. The increase is primarily attributable to an increase of $1.5 million increase in employee payroll and benefits, an increase of $0.7 million in consulting and professional services, an increase of $0.5 million in legal expenses mainly relating to our acquisition of Agito in October 2010, and an increase of $0.4 million in software related expenses.

Other income, net.

	Six Months Ended December 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Other income, net	$614	$288	$326	113%

Other income, net. Other income increased by $0.3 million or 113% during the six months ended December 31, 2010 as compared to six months ended December 31, 2009. The increase was primarily attributable to an increase in interest income of $0.2 million partly from the interest income received related to an income tax refund received during the prior quarter and an increase of $0.1 million in foreign exchange gain due to strengthening of the foreign currencies gain relative to U.S. dollar.

Income tax provision.

	Six Months Ended December 31,
(Dollars in thousands)	2010	2009	Dollar Variance	Percent Variance
Tax provision	$151	$66	$85	129%

Income tax provision. The income tax provision increased by $0.1 million or 129% during the six months ended December 31, 2010 as compared to six months ended December 31, 2009.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	December 31, 2010	June 30, 2010	Increase/ (Decrease)
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$55,304	$68,426	$(13,122)
Short-term investments	50,122	47,375	2,747

Total	$105,426	$115,801	$(10,375)

As of December 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $105.4 million and accounts receivable net of $24.6 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $105.4 million of cash, cash equivalents and short-term investments at December 31, 2010 will be sufficient to fund our operating requirements for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the addition of new business initiatives, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Please refer to Note 3 to the financial statements regarding the acquisition of Agito Networks, Inc. by the Company in October 2010. If needed, additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended
(In thousands)	December 31, 2010	December 31, 2009
Net cash flow provided by (used in):
Operating activities	$4,214	$8,511
Investing activities	(19,314)	(4,960)
Financing activities	1,978	1,408

Net (decrease) increase in cash and cash equivalents	$(13,122)	$4,959

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in operating expense areas such as research and development, sales and marketing and general and administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other current assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and typically collect in 40 to 60 days. In some cases we also prepay for license rights to third-party products in advance of sales.

Net loss during the six months ended December 31, 2010 and 2009 included non-cash charges of $5.5 million and $4.9 million in stock-based compensation expense, respectively, and $1.9 million and $1.3 million in depreciation and amortization, respectively.

Cash provided by operating activities during the six months ended December 31, 2010 also reflect net changes in operating assets and liabilities, which provided $3.8 million consisting primarily of a significant decrease in prepaid expenses and other current assets of $4.2 million from the settlement of a legal liability, a decrease in other assets of $0.3 million, a decrease in accounts receivables of $0.1 million, an increase in deferred revenue of $2.9 million, an increase in accounts payable of $0.5 million offset by an increase in inventories of $2.7 million, a decrease of $1.3 million in accrued liabilities and a decrease in accrued employee compensation of $0.2 million.

Cash provided by operating activities during the six months ended December 31, 2009 also reflect net changes in operating assets and liabilities, which provided $6.6 million consisting primarily of a significant decrease in accounts receivables of $2.6 million due to strong collection patterns from our customers, an increase in accrued employee compensation of $2.3 million, an increase in deferred revenue of $2.2 million, an increase of $1.0 million in accrued liabilities, an increase in accounts payable of $0.7 million and a decrease in other assets of $0.8 million, partially offset by an increase in inventories of $2.7 million, and a decrease in prepaid and other current assets of $0.3 million.

Cash flows from investing activities

We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We may hold investments in corporate bonds to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash for operating or strategic purposes.

Net cash used in investing activities was $19.3 million and $5.0 million in the six months ended December 31, 2010 and 2009, respectively. Net cash used in investing activities in the six months ended December 31, 2010 related to purchase consideration of $11.4 million paid for the acquisition of Agito Networks, Inc. in October 2010, purchase of short-term investments of $3.1 million, purchase of property, plan and equipment of $4.0 million and purchase of a perpetual license and patent of $0.8 million. Net cash used in investing activities in the six months ended December 31, 2009 related to net purchases of short-term investments of $2.3 million, purchase of property, plant and equipment of $1.7 million and purchase of a perpetual license and patent of $0.9 million.

Cash flows from financing activities

Net cash provided by financing activities was $2.0 million for the six months ended December 31, 2010 and $1.4 million for the six months ended December 31, 2009, respectively, primarily from the exercise of common stock options and issuance of common stock under our employee stock purchase plan.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2010 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	5 years and after	Total
Operating leases	$1,518	$5,531	$1,732	$1,129	$9,910
Purchase obligations	26,224	—	—	—	26,224

Total	$27,742	$5,531	$1,732	$1,129	$36,134

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting ShoreTel, Inc., see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Our exposure to market risk has not changed materially since June 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of end of such period, our disclosure controls and procedures were effective.

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

See Note 12 to the Condensed Consolidated Financial Statements contained in Part I herein.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other indefinite lived intangible assets, which must be assessed for impairment at least annually. Also, contingent considerations related to the acquisitions will be remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations

Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

We are embarking on a new distribution strategy, which could be disruptive to our business.

Substantially all of our total revenue is generated through indirect sales channels. These indirect sales channels primarily consist of third-party resellers that market and sell telecommunications systems and other products and services to customers. We have recently announced that we will now sell our products through distributors as well as resellers in the United States. As a result, we have contracted with distributors who will purchase our products, add value such as other products and services, and then distribute our products through resellers. This new strategy is intended to increase our distribution channel and enable our revenue growth, but it could also disrupt our existing established reseller channels.

We have no long-term contracts or minimum purchase commitments with our distributors, and our contracts with these distributors do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential distributors to favor their products or to prevent or reduce sales of our products. Our distributors may choose not to offer our products exclusively or at all. Our failure to establish and maintain successful relationships with our distributors could materially adversely affect our business, operating results and financial condition.

We have had significant executive management turnover, and may not be able to retain or attract the executives we need to succeed.

We have had significant turnover in our executive team. Our former Chief Executive Officer, John W. Combs, resigned as our Chief Executive Officer and a member of the Board of Directors effective September 30, 2010. On December 13, 2010 we announced that Peter Blackmore joined the Company as our Chief Executive Officer and as a member of the Board of Directors.

We cannot assure you that we will be able to retain other key employees, including senior management and executive positions. If we cannot attract and retain these executives and key employees, our business would be harmed, particularly if the departure of any executive or key employee results in a business interruption, or if we are not successful in preserving material knowledge of our departing employees.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007. As of December 31, 2010, the proceeds from our initial public offering have been invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 4, 2011

ShoreTel, Inc.

By:	/S/ MICHAEL E. HEALY
Michael E. Healy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	2007 Employee Stock Purchase Plan, as amended on November 2, 2010

10.2	Lease Agreement between River Place Corporate Park, LP and Shore Tel, Inc, dated June 30, 2008, and as amended on September 16, 2009, December 2009, and December 10, 2010

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

(1)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.