Form 10-Q
period 2011-03-31
ShoreTel Inc
filed 2011-05-09
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, 47,166,545 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended March 31, 2011

index

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2011	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,923	$68,426
Short-term investments	28,708	47,375
Accounts receivable, net of allowance of $756 and $876 as of March 31, 2011 and June 30, 2010, respectively	27,076	24,596
Inventories	16,459	9,954
Prepaid expenses and other current assets	4,107	8,125
Total current assets	150,273	158,476
PROPERTY AND EQUIPMENT, net	8,576	6,019
GOODWILL	7,415	—
INTANGIBLE ASSETS, net	9,122	5,025
OTHER ASSETS	658	1,201
TOTAL ASSETS	$176,044	$170,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,634	$7,868
Accrued expenses and other	7,500	10,061
Accrued employee compensation	9,768	8,261
Deferred revenue	22,548	19,450
Total current liabilities	48,450	45,640
LONG-TERM LIABILITIES:
Long-term deferred revenue	10,557	9,269
Other long-term liabilities	1,395	1,346
Total liabilities	60,402	56,255
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value: authorized 5,000; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $0.001 per share, authorized 500,000; issued and outstanding, 46,451 and 45,370 shares as of March 31, 2011 and June 30, 2010, respectively	233,495	222,491
Accumulated other comprehensive income	81	191
Accumulated deficit	(117,934)	(108,216)
Total stockholders’ equity	115,642	114,466
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,044	$170,721

See Notes to Condensed Consolidated Financial Statements

index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
REVENUE:
Product	$41,248	$28,945	$114,387	$83,685
Support and services	10,329	8,089	29,198	22,556
Total revenue	51,577	37,034	143,585	106,241
COST OF REVENUE:
Product (1)	12,979	10,049	37,593	29,369
Support and services (1)	3,515	2,933	9,616	8,323
Total cost of revenue	16,494	12,982	47,209	37,692
GROSS PROFIT	35,083	24,052	96,376	68,549
OPERATING EXPENSES:
Research and development (1)	12,562	8,634	33,396	23,666
Sales and marketing (1)	18,920	14,726	54,437	39,653
General and administrative (1)	6,377	5,214	19,118	14,596
Total operating expenses	37,859	28,574	106,951	77,915
LOSS FROM OPERATIONS	(2,776)	(4,522)	(10,575)	(9,366)
OTHER INCOME (EXPENSE):
Interest income	105	100	447	296
Other	61	(220)	333	(128)
Total other income (expense)	166	(120)	780	168
LOSS BEFORE BENEFIT FROM INCOME TAXES	(2,610)	(4,642)	(9,795)	(9,198)
BENEFIT FROM INCOME TAXES	228	153	77	87
NET LOSS	$(2,382)	$(4,489)	$(9,718)	$(9,111)
Net loss per share — basic and diluted	$(0.05)	$(0.10)	$(0.21)	$(0.20)
Shares used in computing net loss per share — basic and diluted	46,249	44,941	45,862	44,731
____________
(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$32	$34	$94	$99
Cost of support and services revenue	111	207	472	553
Research and development	1,086	805	2,688	2,248
Sales and marketing	459	911	2,212	2,528
General and administrative	1,112	861	2,786	2,320
Total stock-based compensation expense	$2,800	$2,818	$8,252	$7,748

See Notes to Condensed Consolidated Financial Statements

index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,718)	$(9,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,219	2,045
Amortization of premium (discount) on investments	500	72
Stock-based compensation expense	8,252	7,748
Loss on disposal of property and equipment	97	155
Benefit from doubtful accounts receivable recovered	(120)	(83)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,300)	1,920
Inventories	(6,444)	(513)
Prepaid expenses and other current assets	4,078	(3,746)
Other assets	578	988
Accounts payable	749	(273)
Accrued expenses and other	(2,612)	5,611
Accrued employee compensation	1,400	1,338
Deferred revenue	4,291	4,082
Net cash provided by operating activities	1,970	10,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,137)	(3,518)
Purchases of short-term investments	(3,136)	(19,652)
Proceeds from maturities of short-term investments	21,194	6,635
Cost of acquisition of a business	(11,375)	—
Purchases of software license and other	(770)	(1,200)
Net cash provided by (used in) investing activities	776	(17,735)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	3,177	1,504
Taxes paid on vested and released stock awards	(426)	(118)
Net cash provided by financing activities	2,751	1,386
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,497	(6,116)
CASH AND CASH EQUIVALENTS - Beginning of period	68,426	73,819
CASH AND CASH EQUIVALENTS - End of period	$73,923	$67,703
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for income taxes, net	$(1,572)	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Vesting of accrued early exercised stock options	$—	$18
Purchase of property and equipment included in period-end accounts payable	$443	$465

See Notes to Condensed Consolidated Financial Statements

index

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of March 31, 2011 and for the three months and nine months ended March 31, 2011 and 2010 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2011, and June 30, 2010,  results of operations for the three months and nine months ended March 31, 2011 and 2010, and cash flows for the nine months ended March 31, 2011 and 2010, as applicable, have been made. The results of operations for the three months and nine months ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Loss Per Share

Basic net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per common share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potentially dilutive securities of 9.5 million and 8.3 million for the three and nine months ended March 31, 2011 and 2010, respectively, were not included in the computation of dilutive net loss per share because to do so would have been anti-dilutive.

Comprehensive Income (Loss)

Other comprehensive income (loss) consists of net income (loss) for the period plus unrealized gains (losses) on short-term investments. Accordingly, comprehensive loss was $2.5 million and $4.5 million for the three months ended March 31, 2011 and 2010, and $9.8 million and $9.0 million for the nine months ended March 31, 2011 and 2010, respectively.

Goodwill and Other Intangible Assets

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such allocations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Goodwill is measured and tested for impairment on an annual basis in the fourth quarter of our fiscal year in accordance with Accounting Standards Codification No. 350 (“ASC 350”), Intangibles – Goodwill and Other, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may include indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The Company has one reporting unit. The performance of the test involves a two-step process. The first step requires comparing the fair value of our reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded.

index

The Company reviews the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected undiscounted future cash flows from its use and eventual disposition. If this review indicates that there is an impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. The estimates regarding future anticipated revenue and cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in a reduction in net income or an increase to net loss in the period when such determinations are made.

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

This new accounting guidance became applicable to the Company beginning the first quarter of its 2011 fiscal year. The Company adopted this guidance for transactions that were entered into or materially modified on or after July 1, 2010 using the prospective basis of adoption.

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

The new guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the products and services continue to qualify as separate units of accounting. Many of the Company’s products have both software and non-software components that function together to deliver the essential functionality of the integrated system product. The Company analyzes all of its software and non-software products and services and considers the features and functionalities of the individual elements and the stand alone sales of those individual components among other factors, to determine which elements are essential or non-essential to the overall functionality of the integrated system product.

index

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

Total revenue as reported and pro forma total revenue that would have been reported during the three and nine months ended March 31, 2011, if the transactions entered into or materially modified on or after July 1, 2010 were subject to previous accounting guidance, are shown in the following table:

	Three Months Ended March 31, 2011 (Unaudited)		Nine Months Ended March 31, 2011 (Unaudited)
(In thousands)	As Reported	Pro Forma Basis As If The Previous Accounting Guidance Were in Effect	As Reported	Pro Forma Basis As If The Previous Accounting Guidance Were in Effect
Total revenue	$51,577	$51,619	$143,585	$143,480

The impact to total revenue during the three and nine months ended March 31, 2011 of the new revenue accounting guidance was primarily to decrease product revenues by $42,000 and increase product revenues by $105,000, respectively.

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

index

3. Business Combination

On October 19, 2010, the Company acquired Agito Networks, Inc. (“Agito”), a privately-held company based in Santa Clara, California that provided mobility solutions to enterprises to reduce mobile phone costs, provide high-quality, low cost coverage, increase productivity with greater responsiveness, accessibility and simplify unified communications for mobile workers and their peers. The acquisition of Agito expands and enhances the Company’s product offering by adding Agito’s mobility solution to the Company’s existing range of products, software and services. The purchase price of approximately $11.4 million was paid in cash. The resulting goodwill recognized during the acquisition is deductible for tax purposes. The purchase price was allocated to tangible and intangible assets and liabilities assumed, based on their estimated fair values as follows (amounts in thousands):

Tangible assets	$261
Goodwill	7,415
Intangible assets	4,220
Liabilities assumed	(521)
$11,375

The Company recorded revenues of $0.3 million for the three and nine months ended March 31, 2011 from the mobility solutions products acquired from Agito. The Company has integrated the mobility solutions business within its own business operations and therefore unable to report expenses or earnings related to the acquired business. The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Agito as though the companies were combined as of the beginning of fiscal year 2010. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, adjustments to interest expenses for certain borrowings and exclusion of acquisition-related expenses and their related tax effects as though the companies were combined as of the beginning of fiscal year 2010. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2010.

	(Unaudited) Three Months Ended March 31,	(Unaudited) Nine Months Ended March 31,
(In thousands, except per share ammounts )	2010	2011	2010
Total revenue	$37,284	$144,028	$106,784
Net loss	(6,086)	(11,224)	(13,827)
Basic and diluted earnings per share	(0.14)	(0.24)	(0.31)

4. Balance Sheet Details

Balance sheet components consist of the following:

(In thousands)	March 31, 2011	June 30, 2010
Inventories:
Raw materials	$263	$335
Work in process	295	526
Finished goods	15,901	9,093
Total inventories	$16,459	$9,954
Property and equipment, net:
Computer equipment and tooling	$10,541	$9,559
Software	2,273	1,354
Furniture and fixtures	1,768	1,196
Leasehold improvements and other	2,537	583
Total property and equipment	$17,119	$12,692
Less accumulated depreciation and amortization	(8,543)	(6,673)
Total property and equipment, net	$8,576	$6,019
Deferred revenue - current and long-term:
Product	$1,466	$966
Support and services	31,639	27,753
Total deferred revenue	$33,105	$28,719

index

Intangible assets:

The following is a summary of the Company’s intangible assets (in thousands):

	March 31, 2011			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$2,935	$(878)	$2,057	$2,310	$(532)	$1,778
Technology	4,130	(464)	3,666	—	—	—
Customer relationships	300	(19)	281	—	—	—
Intangible assets in process	3,118	—	3,118	3,247	—	3,247
Other intangible assets	$10,483	$(1,361)	$9,122	$5,557	$(532)	$5,025

The Company acquired $2.8 million of identifiable technology, $0.3 million of customer relationships and $1.1 million of other intangible assets in-process from Agito Networks, Inc. as a part of the business combination discussed in Note 3. The Company transferred approximately $1.3 million from intangible assets in-process to technology as one of the projects reached its completion during the quarter ended December 31, 2010. The intangible assets are amortized over useful lives ranging from 3 years to 7 years.

Amortization of intangible assets for three months ended March 31, 2011 and 2010 was $0.4 million and $0.1 million, respectively, and for nine months ended March 31, 2011 and 2010 was $0.9 million and $0.3 million, respectively.

The estimated future amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2011 (remaining three months)	$441
2012	1,764
2013	1,764
2014	1,459
2015	458
2016	62
Thereafter	56
Total	$6,004

index

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2011
Corporate notes and commercial paper	$11,680	$46	$—	$11,726
U.S. Government agency securities	16,947	35	—	16,982
Total short-term investments	$28,627	$81	$—	$28,708
As of June 30, 2010
Corporate notes and commercial paper	$33,280	$142	$(50)	$33,372
U.S. Government agency securities	13,904	99	—	14,003
Total short-term investments	$47,184	$241	$(50)	$47,375

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	Amortized Cost	Fair Value
As of March 31, 2011
Less than 1 year	$28,627	$28,708
Due in 1 to 3 years	—	—
Total	$28,627	$28,708

	Amortized Cost	Fair Value
As of June 30, 2010
Less than 1 year	$33,956	$34,133
Due in 1 to 3 years	13,228	13,242
Total	$47,184	$47,375

Actual maturities may differ from the contractual maturities because issuers may have the right to call or prepay certain obligations.

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

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

index

	As of March 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$59,739	$59,739	$—	$—
Short-term investments:
Corporate notes and commercial paper	11,726	—	11,726	—
U.S. Government agency securities	16,982	—	16,982	—
Total financial instruments measured and recorded at fair value as of March 31, 2011	$88,447	$59,739	$28,708	$—

The above table excludes $14.2 million of cash balances on deposit at banks.

	As at June 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$51,660	$51,660	$—	$—
Short-term investments:
Corporate notes and commercial paper	33,372	—	33,372	—
U.S. Government agency securities	14,003	—	14,003	—
Total financial instruments measured and recorded at fair value as of June 30, 2010	$99,035	$51,660	$47,375	$—

The above table excludes $16.8 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market price in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the a) actual experience gained from the purchases and redemption of investment securities, b) quotes received on similar securities obtained when purchasing securities and c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. We reviewed our financial and non-financial assets and liabilities for the three and nine months ended March 31, 2011 and 2010 and concluded that there were no material impairment charges during each of these periods.

6.  Income Taxes

The Company recorded a benefit for income taxes of $228,000 and $77,000 for the three months and nine months ended March 31, 2011, compared to a benefit for income taxes of $153,000 and $87,000 for the three and nine months ended March 31, 2010.  The tax benefit determined for the three and nine months ended March 31, 2011 is primarily the result of a federal income tax refund claim filed during the three months ended March 31, 2011 for the carryback of tax year 2010 alternative minimum tax (AMT) losses to prior years.

The Company maintains liabilities for uncertain tax positions. As of March 31, 2011 and June 30, 2010, the Company’s total amounts of unrecognized tax benefits were $2.2 million and $2.1 million, respectively. Of the total of $2.2 million and $2.1 million of unrecognized tax benefits, respectively, only $0.1 million and $0.3 million, respectively, if recognized, would impact the effective tax rate.

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

index

7.  Common Stock

Common Shares Reserved for Issuance

At March 31, 2011, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	14,281
Reserved under employee stock purchase plan	860
Total	15,141

8.   Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended March 31,
Employee Incentive Plans	2011	2010
Expected life of option (in years)	5.75-6.26	6.08-6.50
Expected life of ESPP right (in years)	0.50	0.50
Risk-free interest rate for option	1.43-2.12%	2.3-2.47%
Risk-free interest rate for ESPP right	0.18-0.20%	0.16-0.27%
Volatility for option	57%	57-58%
Volatility for ESPP right	46-51%	59-138%
Dividend yield	0%	0%

During both the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense of $2.8 million, net of forfeitures. During the nine months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense of $8.3 million and $7.7 million, respectively, net of forfeitures.

Compensation expense is recognized only for the portion of stock options that are expected to vest. The Company estimates a forfeiture rate in determining stock-based compensation expense. A significant difference between actual and estimated forfeiture rates could affect the stock-based compensation expense recorded. As of March 31, 2011, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $17.6 million, net of estimated forfeitures. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately three years.

9.   Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provides for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. In September 2006, the Company’s Board of Directors increased the number of shares authorized and reserved for issuance under the 1997 Plan to 10,513,325 shares of common stock. In accordance with the 1997 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1997 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest ratably over four years from the date of grant. Options granted to certain executive officers are exercisable immediately and unvested shares issued upon exercise are subject to repurchase by the Company at the exercise price (“Class Two Options”). The Company’s repurchase right for such options lapses as the options vest, generally over four years from the date of grant. There were no unvested shares subject to repurchase as of March 31, 2011.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restrictive stock units (“RSUs”) and restrictive stock awards (“RSAs”) to employees, directors and consultants of the Company. This plan serves as the successor to the 1997 Plan, which terminated in January 2007. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. Pursuant to the automatic increase provisions of the 2007 Plan, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 2007 Plan by 2.2 million in February 2010 and 2.3 million in February 2011.

index

Transactions under the 1997 and 2007 Option Plans are summarized as follows:

		Options Outstanding
(In thousands, except per share data and contractual term)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at July 1, 2010	4,510	7,492	$4.59
Shares authorized	2,305
Termination of remaining shares available for grant under the 1997 Option Plan and other non-plan options	(7)	—	—
Granted	(2,185)	2,185	6.63
Exercised	—	(657)	2.68
Cancelled, forfeited or expired	738	(738)	5.35
Restricted stock units granted (see Note 11)	(849)	—	—
Restricted stock units cancelled	289	—	—
Balance at March 31, 2011	4,801	8,282	$5.21	6.9	$26,318
Vested and expected to vest at March 31, 2011		7,575	$5.13	6.7	$24,696
Exercisable and vested at March 31, 2011		3,791	$4.37	5.7	$15,231

The total pre-tax intrinsic value for options exercised in the nine months ended March 31, 2011 and 2010, was $2.6 million and $1.6 million, respectively, representing the difference between the estimated fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid. There were 7,000 cancelled options that expired under the 1997 Option Plan due to the termination of that plan.

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

As of March 31, 2011, 860,000 shares had been reserved for future issuance.

11. Restricted Stock

Under the 2007 Plan, the Company can issue restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Restricted stock award and restricted stock unit activity for the nine months ended March 31, 2011 and 2010 is as follows (in thousands):

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Beginning balance	809	507
Awarded	849	359
Released	(253)	(88)
Forfeited	(207)	(27)
Ending balance	1,198	751

index

            Information regarding restricted stock units outstanding at March 31, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,198	1.79 years	$9,857
Shares vested and expected to vest	951	1.66 years	7,828

12. Litigation, Commitments and Contingencies

Litigation — The Company is not a party to any material litigation.

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

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2018. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable leases as of March 31, 2011, are as follows (in thousands):

Years Ending June 30,
2011 (remaining three months)	$347
2012	1,627
2013	2,035
2014	1,930
2015	1,122
2016	866
Thereafter	1,571
Total	$9,498

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on March 31, 2011.

Rent expense for the three months ended March 31, 2011 and 2010 was $0.5 million and $0.4 million respectively, and $1.4 million and $1.0 million for the nine months ended March 31, 2011 and 2010, respectively.

Purchase commitments —The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $25.5 million as of March 31, 2011 and $22.9 million as of June 30, 2010.

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

index

The following presents total revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
United States	$45,634	$33,473	$127,255	$96,160
International	5,943	3,561	16,330	10,081
Total revenues	$51,577	$37,034	$143,585	$106,241

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of IP telecommunications solutions for enterprises. Our solution is comprised of our switches, IP phones and software applications. We were founded in September 1996 and shipped our first system in 1998. We have continued to develop and enhance our product line since that time. We currently offer a variety of models of our switches and IP phones.

We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including small, medium and large companies and public institutions. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners has grown to over 975 as of March 31, 2011. Channel partners typically purchase our products directly from us. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

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

We are headquartered in Sunnyvale, California and have a sales, customer support, general and administrative and engineering functions in Austin, Texas. The majority of our personnel work at these locations. Sales, engineering, and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Ireland, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. Most of our enterprise customers are located in the United States. Revenue from international sales was 11.5% and 11.4% of our total revenue for the three and nine months ended March 31, 2011 and was less than 10% of total revenues for the three and nine months ended March 31, 2010. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

index

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

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on service, support, specific commitments and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions described above and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts has been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at March 31, 2011 was $33.1 million, consisting of $1.5 million of deferred product revenue and $31.6 million of deferred support and services revenues, of which $22.5 million is expected to be recognized within one year.

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

Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both internet-based and phone-based technical support. Post-contractual support revenue is recognized ratably over the contractual service period.

index

Cost of revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs, amortization of acquired intangible assets and provision for excess inventory. The majority of these costs vary with the unit volumes of product sold. Cost of support and services revenue consists of salary and related costs of personnel engaged in support and services, and are substantially fixed in the near term.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation, impairment of goodwill and other long-term assets, and accounting for income tax to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate doubtful accounts, the calculation of stock-based compensation expense, and how we value inventory. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Other than the impairment assessment of goodwill and other long-term assets resulting from the acquisition of Agito Networks, Inc., in the second quarter and adoption of the new revenue recognition rules at the beginning of the fiscal year as discussed in Note 2 of the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q, management believes there have been no significant changes during the nine months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2010 Annual Report on Form 10-K.

index

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for three and nine months ended March 31, 2011 and 2010 (Amounts in thousands, except per share amounts).

	(Unaudited) Three Months Ended March 31,		(Unaudited) Nine Months Ended March 31,
	2011	2010	2011	2010
REVENUE:
Product	$41,248	$28,945	$114,387	$83,685
Support and services	10,329	8,089	29,198	22,556
Total revenue	51,577	37,034	143,585	106,241
COST OF REVENUE:
Product (1)	12,979	10,049	37,593	29,369
Support and services (1)	3,515	2,933	9,616	8,323
Total cost of revenue	16,494	12,982	47,209	37,692
GROSS PROFIT	35,083	24,052	96,376	68,549
OPERATING EXPENSES:
Research and development (1)	12,562	8,634	33,396	23,666
Sales and marketing (1)	18,920	14,726	54,437	39,653
General and administrative (1)	6,377	5,214	19,118	14,596
Total operating expenses	37,859	28,574	106,951	77,915
LOSS FROM OPERATIONS	(2,776)	(4,522)	(10,575)	(9,366)
OTHER INCOME (EXPENSE):
Interest income	105	100	447	296
Other	61	(220)	333	(128)
Total other income (expense)	166	(120)	780	168
LOSS BEFORE BENEFIT FROM INCOME TAXES	(2,610)	(4,642)	(9,795)	(9,198)
BENEFIT FROM INCOME TAXES	228	153	77	87
NET LOSS	$(2,382)	$(4,489)	$(9,718)	$(9,111)
Net loss per share — basic and diluted (2)	$(0.05)	$(0.10)	$(0.21)	$(0.20)
Shares used in computing net loss per share—basic and diluted (2)	46,249	44,941	45,862	44,731
______________
(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$32	$34	$94	$99
Cost of support and services revenue	111	207	472	553
Research and development	1,086	805	2,688	2,248
Sales and marketing	459	911	2,212	2,528
General and administrative	1,112	861	2,786	2,320
Total stock-based compensation expense	$2,800	$2,818	$8,252	$7,748
(2) Potentially dilutive securities were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

index

            The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	(Unaudited) Three Months Ended March 31,		(Unaudited) Nine Months Ended March 31,
	2011	2010	2011	2010
REVENUE:
Product	80%	78%	80%	79%
Support and services	20%	22%	20%	21%
Total revenue	100%	100%	100%	100%
COST OF REVENUE:
Product	25%	27%	26%	28%
Support and services	7%	8%	7%	8%
Total cost of revenue	32%	35%	33%	36%
GROSS PROFIT	68%	65%	67%	64%
Operating expenses:
Research and development	24%	23%	23%	22%
Sales and marketing	37%	40%	38%	37%
General and administrative	12%	14%	14%	14%
Total operating expenses	73%	77%	75%	73%
LOSS FROM OPERATIONS	(5)%	(12)%	(8)%	(9)%
OTHER INCOME, net	0%	0% %	1%	0%
LOSS BEFORE BENEFIT FROM INCOME TAXES	(5)%	(12)%	(7)%	(9)%
BENEFIT FROM INCOME TAXES	0%	0% %	0%	0%
NET LOSS	(5)%	(12)%	(7)%	(9)%

Use of Non-GAAP Financial Measures

We believe that evaluating our ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP we also disclose certain non-GAAP information because it is useful in understanding our performance as it excludes non-cash and other special charges or credits that many investors and management feel may obscure our true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation expenses, amortization of acquisition-related intangibles and other special charges and related tax adjustments in managing the core operations. These measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net income (loss) is calculated by adjusting GAAP net income (loss) for stock-based compensation expense, amortization of acquisition-related intangibles, restructuring benefit, executive severance expense and the related tax impacts. Basic and diluted non-GAAP net income (loss) per share is calculated by dividing non-GAAP net income (loss) by the weighted average number of basic and diluted shares outstanding for the period. However, in case of a non-GAAP loss, potentially dilutive securities are not included in the computation of diluted non-GAAP net loss per share as including them would be anti-dilutive. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the table below.

index

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended				Nine Months Ended
	March 31, 2011				March 31, 2011
	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP

Revenue:
Product	$41,248	$-		$41,248	$114,387	$-		$114,387
Support and services	10,329	-		10,329	29,198	-		29,198
Total revenues	51,577	-		51,577	143,585	-		143,585
Cost of revenue
Product	12,979	(207	) (a),(c)	12,772	37,593	(410	)(a),(c)	37,183
Support and services	3,515	(111	) (a)	3,404	9,616	(472	)(a)	9,144
Total cost of revenue	16,494	(318)		16,176	47,209	(882)		46,327
Gross profit	35,083	318		35,401	96,376	882		97,258
Gross profit %	68.0%			68.6%	67.1%			67.7%

Operating expenses:
Research and development	12,562	(1,086	) (a)	11,476	33,396	(2,688	)(a)	30,708
Sales and marketing	18,920	(469	) (a),(c)	18,451	54,437	(2,231	)(a),(c)	52,206
General and administrative	6,377	(1,112	) (a)	5,265	19,118	(3,311	)(a),(b)	15,807
Total operating expenses	37,859	(2,667)		35,192	106,951	(8,230)		98,721
Income (Loss) from operations	(2,776)	2,985		209	(10,575)	9,112		(1,463)
Other income, net	166	-		166	780	-		780
Income (Loss) before provision for income taxes	(2,610)	2,985		375	(9,795)	9,112		(683)
Benefit from income taxes	228	(1	) (d)	227	77	(1	)(d)	76
Net income (loss)	$(2,382)	$2,984		$602	$(9,718)	$9,111		$(607)
Net income (loss) per share:
Basic	$(0.05)	$0.06		$0.01	$(0.21)	$0.20		$(0.01)
Diluted (e)	$(0.05)	$0.06		$0.01	$(0.21)	$0.20		$(0.01)

Shares used in computing net loss per share:
Basic	46,249			46,249	45,862			45,862
Diluted (e)	46,249			48,209	45,862			45,862

(a) Excludes stock-based compensation as follows:
Cost of product revenue		$32				$94
Cost of support and services revenue		111				472
Research and development		1,086				2,688
Sales and marketing		459				2,212
General and administrative		1,112				2,786
		$2,800				$8,252

(b) Excludes severance for former Chief Executive Officer:
General and administration		$-				$525
		$-				$525

(c) Excludes amortization of acquisition-related intangibles:
Cost of product revenue		$175				$316
Sales and marketing		10				19
		$185				$335

(d) Excludes the tax impact of the items which are excluded in (a) to (c) above.

(e)    Diluted net income per share and share count reflect the weighted average number of common shares used in the basic net income per share calculation plus the effects of all potentially dilutive securities. Potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

index

	Three Months Ended				Nine Months Ended
	March 31, 2010				March 31, 2010
	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP

Revenue:
Product	$28,945	$-		$28,945	$83,685	$-		$83,685
Support and services	8,089	-		8,089	22,556	-		22,556
Total revenues	37,034	-		37,034	106,241	-		106,241
Cost of revenue
Product	10,049	(34	)(a)	10,015	29,369	(99	)(a)	29,270
Support and services	2,933	(207	)(a)	2,726	8,323	(553	)(a)	7,770
Total cost of revenue	12,982	(241)		12,741	37,692	(652)		37,040
Gross profit	24,052	241		24,293	68,549	652		69,201
Gross profit %	64.9%			65.6%	64.5%			65.1%

Operating expenses:
Research and development	8,634	(805	)(a)	7,829	23,666	(2,248	)(a)	21,418
Sales and marketing	14,726	(911	)(a)	13,815	39,653	(2,501	)(a),(b)	37,152
General and administrative	5,214	(861	)(a)	4,353	14,596	(2,320	)(a)	12,276
Total operating expenses	28,574	(2,577)		25,997	77,915	(7,069)		70,846
Income (Loss) from operations	(4,522)	2,818		(1,704)	(9,366)	7,721		(1,645)
Other income, net	(120)	-		(120)	168	-		168
Income (Loss) before provision for income taxes	(4,642)	2,818		(1,824)	(9,198)	7,721		(1,477)
Benefit from (Provision for) income taxes	153	4	(c)	157	87	(28	)(c)	59
Net income (loss)	$(4,489)	$2,822		$(1,667)	$(9,111)	$7,693		$(1,418)
Net income (loss) per share:
Basic	$(0.10)	$0.06		$(0.04)	$(0.20)	$0.17		$(0.03)
Diluted (d)	$(0.10)	$0.06		$(0.04)	$(0.20)	$0.17		$(0.03)

Shares used in computing net loss per share:
Basic	44,941			44,941	44,731			44,731
Diluted (d)	44,941			44,941	44,731			44,731

(a) Excludes stock-based compensation as follows:
Cost of product revenue		$34				$99
Cost of support and services revenue		207				553
Research and development		805				2,248
Sales and marketing		911				2,528
General and administrative		861				2,320
		$2,818				$7,748

(b) Excludes restructuring benefit as follows:
Sales and marketing		$-				$(27)
		$-				$(27)

(c) Excludes the tax impact of the items which are excluded in (a) and (b) above.

(d)   Diluted net income per share and share count reflect the weighted average number of common shares used in the basic net income per share calculation plus the effects of all potentially dilutive securities. Potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

index

Comparison of the three months ended March 31, 2011 and March 31, 2010

Total revenue.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance
Total revenue	$51,577	$37,034	$14,543	39%

Total revenue increased by $14.5 million or 39% during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily attributable to increases in both product and support and service revenues.  Product revenue increased $12.3 million or 43% during the comparable period and support and services revenue increased by $2.2 million, or 28%, during the comparable period.  The increase in product revenue was primarily attributable to obtaining new customers and reseller partners in domestic and international markets, as well as the continued growth and expansion in our installed customer base as we continue to grow our sales organization. The increase in support and service revenue is primarily due to overall growth in our installed customer base coupled with increased support renewals.

Cost of revenue and gross profit.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	DollarVariance	PercentVariance
Cost of revenue	$16,494	$12,982	$3,512	27%
Gross profit	35,083	24,052	11,031	46%
Gross margins	68.0%	64.9%

Cost of revenue. Gross margins increased from 65% during the three months ended March 31, 2010 to 68% during the three months ended March 31, 2011. Product gross margins during three months ended March 31, 2011 was 69% of product revenue as compared to 65% during the three months ended March 31, 2010. The increase in the product margin was mainly due to higher demand and lower production costs as we moved the production of certain products to overseas manufacturers. Service margins during the three months ended March 31, 2011 were 66% of service revenues as compared to 64% during the three months ended March 31, 2010. The increase in service margins is due to the growth in service revenues outpacing the increased cost of services and support and the reduction of the cost of third party support costs.

Operating expenses.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	DollarVariance	PercentVariance
Research and development	$12,562	$8,634	$3,928	45%
Sales and marketing	18,920	14,726	4,194	28%
General and administrative	6,377	5,214	1,163	22%

Research and development. Research and development expenses increased by $3.9 million or 45% during the three months ended March 31, 2011 as compared to three months ended March 31, 2010. The increase is primarily attributable to an increase of $2.1 million in employee related expenses including salaries, fringe benefits and stock-based compensation, an increase of $0.9 million in incentive compensation, an increase of $0.3 million in consulting related expenses associated with various product development projects and an increase of $0.3 million in facility and office related expenses.

Sales and marketing. Sales and marketing expenses increased by $4.2 million or 28% during the three months ended March 31, 2011 as compared to three months ended March 31, 2010. The increase was primarily attributable to an increase of $2.4 million in employee related expenses including payroll, fringe benefits and stock-based compensation, an increase of $0.8 million in sales commissions, an increase of $0.4 million in incentive compensation and an increase of $0.6 million in travel related expenses. These increases were partially offset by a slight decrease in consulting related expenses of $0.3 million.

General and administrative. General and administrative expenses increased by $1.2 million or 22% during the three months ended March 31, 2011 as compared to three months ended March 31, 2010. The increase was primarily attributable to an increase of $0.8 million in employee related expenses including salaries, fringe benefits and stock-based compensation and $0.4 million in incentive compensation.

index

Other income, net.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance
Other income, net	$166	$(120)	$286	238%

Other income, net. Other income increased by $0.3 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was attributable to gain of $0.1 million on foreign exchange due to strengthening of the foreign currencies relative to the U.S. dollar for outstanding accounts receivable and an increase of $0.2 million in net interest income due to better yields on short-term investments.

Income tax benefit.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance
Tax benefit	$228	$153	$75	49%

Income tax benefit. The income tax benefit increased by $0.1 million or 49% during the three months ended March 31, 2011 as compared to three months ended March 31, 2010. This increase in tax benefit resulted from the Company’s filing of a federal income tax refund claim this quarter for the carryback of 2010 tax losses to prior years.

Comparison of the nine months ended March 31, 2011 and March 31, 2010

Total revenue.

	Nine Months Ended March 31,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance
Total revenue	$143,585	$106,241	$37,344	35%

Total revenue increased by $37.3 million or 35% during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.  This increase was primarily attributable to increases in both product revenues which increased by $30.7 million or 37%, and support and service revenues which increased by $6.6 million or 29% as compared to the nine months ended March 31, 2010. The overall increase in revenue is primarily due to increased customer traction as a result of our expanded sales and marketing efforts to increase brand awareness and overall market acceptance of our suite of products.  The increase in product revenue is attributable to an increase in sales of phones and switches to new customers as well as a growing customer and reseller partner base.  The increase in support and service revenue is due to an increase in support renewals and increased demand for our services.

Cost of revenue and gross profit.

	Nine Months Ended March 31,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance
Cost of revenue	$47,209	$37,692	$9,517	25%
Gross profit	96,376	68,549	27,827	41%
Gross margins	67.1%	64.5%

Cost of revenue. Gross margins increased from 65% during the nine months ended March 31, 2010 to 67% during the nine months ended March 31, 2011. Service margins during the nine months ended March 31, 2011 were 67% of service revenues as compared to 63% during the nine months ended March 31, 2010. The increase in service margins was due to the growth in service revenues outpacing the increased cost of services and support and the reduction of third party support costs.

Product gross margins during the nine months ended March 31, 2011 were 67% as compared to 65% during the nine months ended March 31, 2010. The increase is mainly due to lower fixed costs and unit costs.

index

Operating expenses.

	Nine Months Ended March 31,
(Dollars in thousands)	2011	2010	Dollar Variance	Percent Variance
Research and development	$33,396	$23,666	$9,730	41%
Sales and marketing	54,437	39,653	14,784	37%
General and administrative	19,118	14,596	4,522	31%

Research and development. Research and development expenses increased by $9.7 million or 41% during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010. This increase was primarily attributable to an increase of $5.2 million in employee related expenses such as payroll, fringe benefits and stock-based compensation, an increase of $1.4 million in consulting expenses to support various development projects, an increase of $1.2 million in incentive compensation, an increase of $0.9 million in office facilities related expenses and an increase of $0.6 million in equipment and software expenses used for development and testing purposes.

Sales and marketing. Sales and marketing expenses increased by $14.8 million or 37% in the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010. The increase was primarily attributable to an increase of $6.5 million in employee related expenses including payroll, fringe benefits and stock-based compensation, an increase of $2.6 million in advertising, branding and promotional activities, an increase of $2.0 million in sales commissions, an increase of $1.6 million in travel expenses associated with our expanded sales force, an increase of $1.0 million in facilities expenses and equipment costs and an increase of $0.6 million in incentive compensation.

General and administrative. General and administrative expenses increased by $4.5 million or 31% in the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010. The increase was primarily attributable to an increase of $1.7 million in employee payroll and benefits, $0.5 million of severance paid to CEO, an increase of $1.0 million in consulting and professional services and an increase of $1.1 million in equipment and software related expenses.

Other income, net.

	Nine Months Ended March 31,
(Dollars in thousands)	2011	2010	Dollar Variance	PercentVariance
Other income, net	$780	$168	$612	364%

Other income, net. Other income increased by $0.6 million during the nine months ended March 31, 2011 as compared to nine months ended March 31, 2010. The increase was attributable to an increase in interest income of $0.3 million partly from the interest income received related to an income tax refund received in the current year and an increase of $0.3 million in foreign exchange gain due to strengthening of the foreign currencies relative to the U.S. dollar.

Income tax benefit.

	Nine Months Ended March 31,
(Dollars in thousands)	2011	2010	DollarVariance	PercentVariance
Tax benefit	$77	$87	$(10)	(11)%

Income tax benefit. The income tax benefit decreased by $10,000 or 11% during the nine months ended March 31, 2011 as compared to nine months ended March 31, 2010.

index

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	March 31, 2011	June 30, 2010	Increase/ (Decrease)
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$73,923	$68,426	$5,497
Short-term investments	28,708	47,375	(18,667)
Total	$102,631	$115,801	$(13,170)

As of March 31, 2011, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $102.6 million and accounts receivable, net, of $27.1 million.

Our principal uses of cash, cash equivalents and short-term investments historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $102.6 million of cash, cash equivalents and short-term investments as of March 31, 2011 will be sufficient to fund our operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the addition of new business initiatives, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Please refer to Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, regarding the acquisition of Agito Networks, Inc. by the Company in October 2010. If needed, additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities:

	Nine Months Ended
(In thousands)	March 31, 2011	March 31, 2010
Net cash flow provided by (used in):
Operating activities	$1,970	$10,233
Investing activities	776	(17,735)
Financing activities	2,751	1,386
Net increase (decrease) in cash and cash equivalents	$5,497	$(6,116)

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

Net loss during the nine months ended March 31, 2011 and 2010 included non-cash charges of $8.3 million and $7.7 million in stock-based compensation expense, respectively, and $3.2 million and $2.0 million in depreciation and amortization, respectively.

Cash provided by operating activities during the nine months ended March 31, 2011 also reflected net changes in operating assets and liabilities. The changes in cash consist of a decrease in prepaid expenses and other current assets of $4.1 million, a decrease in other assets of $0.6 million, an increase in deferred revenue of $4.3 million, an increase in accrued employee compensation liability of $1.4 million and an increase in accounts payable of $0.7 million offset by an increase in inventories of $6.4 million, an increase in accounts receivables of $2.3 million and a decrease of $2.6 million in accrued liabilities.

Cash provided by operating activities during the nine months ended March 31, 2010 also reflected net changes in operating assets and liabilities, which provided $9.4 million consisting primarily of a decrease in accounts receivables of $1.9 million due to a decrease in days sales outstanding, an increase in accrued employee compensation of $1.3 million, an increase in deferred revenue of $4.1 million due to higher maintenance support contracts, an increase of $5.6 million in accrued liabilities, and a decrease in other assets of $1.0 million, partially offset by an increase in prepaid and other current assets of $3.7 million, an increase in inventories of $0.5 million and a decrease in accounts payable of $0.3 million.

index

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

Net cash provided by investing activities was $0.8 million in the nine months ended March 31, 2011 as compared to net cash used of $17.7 million in the nine months ended March 31, 2010. Net cash provided by investing activities in the nine months ended March 31, 2011 related to proceeds from maturities of short-term investments of $21.2 million offset by purchase consideration of $11.4 million paid for the acquisition of Agito Networks, Inc. in October 2010, purchase of short-term investments of $3.1 million, purchase of property, plant and equipment of $5.1 million and purchase of a perpetual license and patent of $0.8 million. Net cash used in investing activities in the first nine months ended March 31, 2010 related to net purchase of short-term investments of $13.0 million, purchase of fixed assets of $3.5 million and purchase of a software license and other of $1.2 million.

Cash flows from financing activities

Net cash provided by financing activities was $2.8 million for the nine months ended March 31, 2011 and $1.4 million for the nine months ended March 31, 2010, respectively, primarily from the exercise of common stock options and issuance of common stock under our employee stock purchase plan.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2011 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(Dollars in thousands)	Less than 1Year	1 - 3 Years	3 - 5 Years	5 years and after	Total
Operating leases	$1,436	$5,410	$1,744	$908	$9,498
Purchase obligations	24,742	250	250	250	25,492
Total	$26,178	$5,660	$1,994	$1,158	$34,990

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

index

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

ITEM 1A.	RISK FACTORS

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

There are inherent risks in integrating and managing corporate acquisitions, and we have limited experience with acquisitions.  If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

We have had significant turnover in our executive team. Our former Chief Executive Officer, John W. Combs, resigned as our Chief Executive Officer and a member of the Board of Directors effective September 30, 2010. On December 13, 2010 we announced that Peter Blackmore joined the Company as our Chief Executive Officer and as a member of the Board of Directors.  In addition, our Vice President of Global Support, Walt Weisner, departed the Company in July 2010 and was replaced by Donald Joos in April 2011.

index

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

The recent natural disaster in Japan could negatively impact the supply of our products.

The recent earthquake and tsunami in Japan have disrupted the global supply chain for components manufactured in Japan, some of which are incorporated in our products. While our immediate supply chain does not appear to have been materially impacted, due to cross dependencies, supply chain disruptions stemming from the occurrences in Japan could negatively impact our ability to supply products to our customers. We might not be able to obtain a second source of components on reasonable terms, or at all. If we are unable to supply products to our customers, our business and financial condition could suffer. While we have built up our inventory to minimize risk of supply chain disruption and believe our supply is relatively secure, we are currently working toward the expedited qualification of second source suppliers of any affected components. We continue to monitor the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007. As of March 31, 2011, the proceeds from our initial public offering have been invested in cash, cash equivalents and short term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2011
ShoreTel, Inc.

	By:	/s/ Michael E. Healy
Michael E. Healy Chief Financial Officer

index

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1+	Executive Employment Agreement with Peter Blackmore dated December 9, 2010

10.2+	Form of "Tier 2" Retention Incentive Agreement

10.3+	Form of "Tier 3" Retention Incentive Agreement

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

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

+Management compensatory plan or arrangement.