Form 10-K
period 2011-06-30
ShoreTel Inc
filed 2011-09-12
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2011

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
Common Stock, $0.001 par value.
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Kor any amendment to this Form 10-K/A. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010 was approximately $182.7 million (based on the last reported sale price of $7.87 on December 31, 2010 on The NASDAQ Global Select Market). This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by ten percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of September 1, 2011 was 47,592,489.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2011 Proxy Statement”) for the 2011 Annual Meeting of Stockholders.

TRADEMARKS

The ShoreTel logo, ShoreTel, ShoreCare, ShoreGear, ShorePhone, ShoreWare, Brilliantly Simple, Brilliantly Simple Communication, Agito Networks, Dual Persona and RoamAnywhere are trademarks or registered trademarks of ShoreTel, Inc. in the United States and/or other countries. All other trademarks, trade names and service marks herein are the property of their respective owners.

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

The charters of our Audit Committee, our Compensation Committee and our Corporate Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, are available on the Investor Relations section of our website under “Corporate Governance.” This information is also available by writing to us at the address on the cover of this Annual Report on Form 10-K.

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

Overview

We are a leading provider of brilliantly simple business communication solutions. Our Unified Communications (UC) and Contact Center solutions are based on our award-winning Internet Protocol (IP) business phone system (IP-PBX). We offer organizations of all sizes integrated voice, video, data and mobile communications on an open, distributed IP architecture and switch-based hardware platform which enable multi-site enterprises to be served by a single system. Our solutions enable a single point of management, easy installation and a high degree of scalability and reliability.  They also provide end-users with a consistent, full suite of features across the enterprise, regardless of location, which helps IT management meet growing demands for powerful communication capabilities. As a result, we believe our solutions enable enhanced end-user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.

Our business communication solutions are comprised of hardware and software components including ShoreTel Voice Switches, ShoreTel IP Phones, ShoreTel Appliances and ShoreTel Software Applications for system management and user interfaces. The mobility component of our UC solution is comprised of an appliance coupled with system management and end-user software.  Our mobility offering is platform agnostic in that it works with the ShoreTel IP-PBX but also works across several leading IP-PBXs and UC systems on the market today, including Cisco, Avaya, Mitel, and Microsoft Lync. Our mobility enterprise customers include multi-site Fortune 500 companies. As of June 30, 2011, we had sold our IP phone system with integrated unified communications and contact center capabilities to approximately 18,000 enterprise customers. We sell our solutions through our extensive network of over 900 distributors and resellers.

We have achieved broad industry recognition for our technology and high customer satisfaction. We have won the “best overall” CustomerSat Achievement award (ACE) for three years in a row. For the last eight years, IT executives surveyed by Nemertes Research, an independent research firm, have rated ShoreTel the Best IP Telephony Provider.

We were originally incorporated in California in September 1996, and reincorporated in Delaware in June 2007. ShoreTel is based in Sunnyvale, California, and has regional offices in Austin, Texas; Maidenhead, United Kingdom; Sydney, Australia; and Singapore.

Products

We provide business communication solutions for the enterprise. Our solutions are based on our distributed software architecture and appliance-based hardware platform that enable a single system to serve multi-site enterprises. This architecture provides high network reliability and allows for a single view for management and administration across all sites of a multi-site enterprise. System administrators can make changes anywhere throughout the system through a Web-browser interface that presents a user-friendly view of the system’s configuration. Our architecture also provides end-users with a consistent and full set of features across an enterprise, regardless of location.

We introduced our first suite of products in 1998 and have continued to add features and functionality since then. We offer an IP phone system with integrated unified communications (including mobility) and contact center capabilities. We also offer the mobility component of our UC solution on a stand-alone basis to businesses without a ShoreTel IP-PBX platform. Our solutions are composed of hardware and software components including ShoreTel Voice Switches, ShoreTel IP Phones, ShoreTel Software applications encompassing system management and end-user applications. As new software versions of our solutions have been released, existing enterprise customers have been able to upgrade their switches, phones and applications, allowing them to preserve their ShoreTel investment.

IP Phone System

The ShoreTel IP Phone system provides call routing, voice processing, messaging, voice conferencing, and other core voice services for business communications. Our solution contains several advanced UC features that we include without additional cost, including a desktop client and unified messaging features.

•
ShoreTel IP Phones: We offer a range of innovative, high performance phones to meet the needs of the different types of end-users across the enterprise. Our phones are designed to provide a superior combination of ergonomics, sound quality and appearance. We offer a variety of phones that vary by user interface style and size, sound quality, line capacity and Gigabit Ethernet support.  A large color touch screen graphical user interface with haptic feedback is available to provide a rich user experience and high functionality.  Beam forming microphones are used to provide enhanced speakerphone sound quality. ShoreTel IP Phones are designed to function without any configuration, simplifying installation. Remote workers can also utilize ShoreTel IP Phones using an integrated Virtual Private Network (VPN) feature and mobile workers can select Wi-Fi phones that work with the open interfaces of the system.

•
ShoreTel Voice Switches:  We offer a range of switches of varying capabilities to meet the needs of enterprises of all sizes. The modular nature of our switches allows our enterprise customers to easily expand their system capacity by deploying additional switches across their network. Our switches provide call management functionality.  Each switch in the system is capable of independently establishing and terminating calls without relying on a centralized call control server. As a result, enterprise unified communications can survive a variety of LAN, WAN and hardware failures. The high reliability of our switches is enhanced by two key design features:  (i) the use of flash memory instead of disk drives and (ii) running an embedded operating system optimized for real-time processing, such as call management. Unlike disk drives, flash memory does not rely on mechanical movement, and therefore is less likely to break down and cause our systems to fail. Furthermore, our embedded operating system enables a higher performing and more reliable software platform relative to server-centric IP systems because it is optimized for real-time processing. The reliability of the system can be further improved by adding an additional switch to the headquarters  location to create “n+1” redundancy, rather than requiring a dedicated back-up switch for each primary switch to improve reliability as needed by alternative systems. In addition, our switches connect to the public telephone network through one of several interfaces, including high-density T1 and E1 interfaces.

•
ShoreTel Director: ShoreTel Director provides enterprises with a single point of system management, enabling IT administrators to view and manage the entire system of the enterprise from any location using a single application. A new end user’s extension, mailbox and automated attendant profile can be added from a single management screen, avoiding the additional work required with most Private Branch Exchanges (PBXs), voice mail systems and automated attendants.

•
Unified Messaging: Our Unified Messaging solution integrates our voicemail application with Microsoft Outlook. This enables end users to receive, send, be notified of and play voice mail messages through their Microsoft Outlook email.

•
Automated Attendant:  Our Automated Attendant solution provides end users with a 24-hour automated call answering and routing capability that enables the enterprise to direct callers to appropriate individuals, workgroups or messages

•
Small Business Edition: Our Small Business Edition (SBE) solution is targeted for smaller enterprises who are in their early stages or are currently operating on a relatively smaller scale than our enterprise customers.  The solution is a bundled solution consisting limited user licenses, voice switches, server, and feature licenses.  This solution allows our customers to economically scale our products and solutions as their organizations begin to grow and expand.

Unified Communications

ShoreTel Unified Communications provide advanced communications to business including voice calling, instant messaging, unified messaging, device agnostic mobility capability, desktop collaboration and video. The solution includes voice telephones, switching infrastructure, end-user interfaces, and platform software.

•
ShoreTel Communicator: ShoreTel Communicator is a powerful UC application for users across an organization, whether an operator, a contact center agent, a knowledge worker or a road warrior. Available on multiple operating systems, ShoreTel Communicator makes it easy for people to communicate any way they choose: by video, voice (wired or wireless), instant messaging (IM), and more. One single interface makes training simple and reduces the IT workload because there is just a single application to support, and no additional servers to deploy and maintain.

•
ShoreTel Conferencing Bridge: ShoreTel Conferencing Bridge enables enterprises to conduct large audio conferences and provides collaboration tools for application sharing, desktop sharing, instant messaging and end-user presence information.

•
Microsoft Integration™: For customers seeking to leverage their investment in Microsoft’s Unified Communications portfolio, ShoreTel offers a range of integration options. Users can leverage their Microsoft Exchange messaging platform and Microsoft Office™.

Contact Center

ShoreTel Contact Center includes a range of options including agent phones, switching infrastructure, end-user interfaces, and platform software. The solution features call handling, self-service, multi-media, and reporting capabilities.

Contact Center applications provide a range of features to satisfy the needs of all sizes of organizations, from basic call center capabilities to sophisticated distributed multimedia contact center capabilities. Contact Center enables organizations to route incoming contacts to the most appropriate agent in a multisite contact center, regardless of location.

•	Workgroups: Workgroups is a licensing option for our contact center solution used for basic contact center needs.

Enterprise Mobility

ShoreTel Mobility extends the capabilities of a desk phone and unified communications capabilities to leading smartphones and allows the user to communicate from any location, including office, home or through hotspots, enabling access to any cellular or WiFi network, simply and cost effectively.

•
ShoreTel Mobility Router: The ShoreTel Mobility Router is a scalable network appliance that fuses enterprise wireless LANs, carrier cellular networks, IP telephony and location technology to extend voice and UC to mobile devices. The router allows users to make and receive calls from both the enterprise and personal mobile phone numbers and automatically selects the best network (Wi-Fi or cellular) with fast and automatic network handover, to optimize cost, call quality and battery life.

•
ShoreTel RoamAnywhere Client: ShoreTel Mobility’s RoamAnywhere Client for mobile devices is designed to extend UC applications with location technology information to single- and dual-mode (WiFi and cellular) mobile handsets. End users can use enterprise deskphone features such as extension dialing, call transfer and directory query on their smartphones. Additionally, they can make and receive calls from both enterprise and personal cellular numbers while the best network (Wi-Fi or cellular) is automatically selected. Seamless and automatic network handover helps call continuity across networks, and moves calls to Wi-Fi when available, thereby reducing mobile costs.

Business Integration

We offer businesses the option to enhance their communications by enabling the integration of best in breed business applications including several customer relationship management (CRM) solutions, such as Salesforce.com, Microsoft Dynamics, Netsuite and RightNow, as well as cost recovery applications, including Equitrak, Copitrak, and Lexis/Nexis Time Matters. These integrations are designed to improve the productivity of end users that use these applications by seamlessly integrating communications capabilities into their data-driven workflow. Customers or partners can create additional business integrations using the open interfaces of the system available for developers through the ShoreTel Innovation Network.

ShoreTel Global Services

We complement our product offerings with a broad range of services to help us maintain and expand our relationships with enterprise customers and distribution partners. Our product support contracts provide us with recurring revenue. Typically, our resellers provide many of these services, with ShoreTel providing manufacturer and escalation support as needed, or if requested by the enterprise customer, we provide these services directly.

ShoreTel Global Services include support, training, system design and installation, and professional services including:

•
Our support services include Web-based access support services and tools, access to technical support engineers, hardware replacement and software updates. These services are offered under support contracts with terms of up to five years.

•	Training services include certification programs for resellers, training programs at enterprise customer or reseller locations and self-paced, computer-based desktop training programs.

•
System design and installation services include the assessment of unified communications, contact center and mobility requirements of a particular enterprise, the configuration of systems to meet customer specifications and maximize operating efficiencies, management of the installation, and the subsequent testing and implementation of our systems.

•
Professional services include catalogue and custom software development to extend system capabilities, enable UC integration with other enterprise applications, streamline business processes and address enterprise customer-specific business opportunities and collaborate with third party developers through ShoreTel’s SDK program, the ShoreTel Innovation Network.

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

The key elements of our distributed software architecture include software that:

•	allows a geographically-distributed system to operate and be managed as a single system;

•	enables calling between ShoreTel Voice Switches and allows calls to be distributed among Voice Switches instead of using a single centralized call control server;

•	enables ShoreTel Voice Switches to obtain call routing information;

•	monitors the bandwidth consumed on each WAN segment and prevents the system from exceeding bandwidth limitations;

•	monitors all call activity on Voice Switches, and enables integration of ShoreTel and third-party applications;

•	coordinates the functions of all servers and Voice Switches on the system, allowing them to perform as a single, virtual server;

•	enables remote ShoreTel and third-party applications to access and modify our systems;

•	enables the Voice Switches to communicate with the application server, and receive system configuration information;

•	allows each Voice Switch to maintain a comprehensive view of the system;

•	provides a graphical user interface for our phones;

•	allows the system to scale from small to large simply by adding additional components; and

•	allows centralized monitoring and management of the system independent of the geographical location of the users or system components.

Our switch-based software also uses industry-standard Session Initiation Protocol, or SIP, and Media Gateway Control Protocol, or MGCP, for setting up calls.

ShoreTel Voice Switches are comprised of off-the-shelf, embedded microprocessors and networking components, such as ethernet controllers, and customized integrated circuits. These Voice Switches run on an embedded operating system, and use random access memory and flash memory as well as our switch call management software for application processing. ShoreTel IP phones are comprised of enterprise IP phone semiconductors using customized LCD displays, microphones, speaker circuitry and custom software providing plug and play installation and management, ease of use and a rich feature set.

ShoreTel provides client and server-side application software for control and management of IP phones for individuals, workgroups such as contact centers, as well as the system manager.  Client applications are available for personal computers, mobile phones and web browsers.

Enterprise Customers

Our enterprise customers include small, medium and large companies and public institutions in a wide range of vertical markets, including professional services, financial services, government, education, health care, manufacturing, non-profit organizations, and technology industries. As of June 30, 2011, we had sold our IP unified communications systems to approximately 18,000 enterprise customers.

We believe that maintaining the highest possible levels of customer satisfaction is critical to our ability to retain existing and gain new enterprise customers. We believe that satisfied enterprise customers will purchase more of our products and serve as advocates for our systems, and we work closely with them as they deploy and use our systems. We follow implementations with a formal review with the enterprise customer that involves contacts with our internal staff and third-party technical personnel. We take prompt action to resolve any issues that might have been identified. We also have frequent follow-up contacts with our enterprise customers to promptly resolve issues and ensure that they are fully satisfied with their system. We also survey enterprise customers that use our technical support services to ensure that high-quality support services are being provided. Through this process, we gain valuable insights into the existing and future requirements of our enterprise customers’ activities and this helps us develop product enhancements that address the evolving requirements of enterprises.

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

Sales and Marketing

We sell our products and services primarily through an extensive network of channel partners, including distributors. As of June 30, 2011, we had over 900 channel partners in our network. These channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services including the top three U.S. telecommunication carriers: AT&T, Verizon and Qwest/CenturyLink. Our channel partners market and sell our products into both the large and small-to-medium enterprise markets.

We maintain a sales organization that recruits, qualifies and trains new channel partners, participates in sales presentations to potential enterprise customers and assesses customer feedback to assist in developing product roadmaps. As part of our increased focus on sales to large accounts, we also have a major accounts program whereby sales personnel assist our channel partners in selling to and providing support for large enterprise customer accounts. No single channel partner or value-added distributor accounted for ten percent or more of our total revenue in fiscal 2011.

We believe our channel partner network allows us to effectively sell our systems without the need to build large dedicated in-house sales and service capabilities. We continue to work with existing channel partners to expand their sales of our systems and to recruit new channel partners with a focus on increasing market coverage.

Our internal marketing team focuses on increasing our “Brilliantly Simple” brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. In addition to providing marketing materials, we communicate product and service offerings through email and direct mail campaigns, print and Web-based advertising, press releases and Web-based demonstrations.

Backlog

Our backlog at June 30, 2011, 2010 and 2009 was approximately $6.1 million, $9.1 million and $5.7 million respectively. Our backlog consists of orders received from value-added resellers but not shipped before the end of the quarter in which the order was received, and excludes orders from distributors, as we recognize product revenue on sales made through distributors upon sell-through to our value-added resellers. Although we believe that the orders included in the backlog are firm, all orders are subject to possible rescheduling by customers and some orders may be cancelled by customers, and we may elect to allow such cancellations without penalty to the customer. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

Research and Development

We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet enterprise customer requirements is essential to our success. To this end, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, unified communications network design, data networking and software engineering. Our principal research and development activities are conducted in Sunnyvale, California and Austin, Texas. We have invested significant time and financial resources into the development of our architecture, including our switches and related software. We intend to continue to expand our product offerings, improve the features available on our products and integrate our systems with third-party enterprise applications. Research and development expenses were $45.5 million, $33.6 million, and $30.7 million in fiscal years 2011, 2010 and 2009, respectively.

Manufacturing and Suppliers

We outsource the manufacturing of our hardware products. This outsourcing allows us to:

•	avoid costly capital expenditures for the establishment of manufacturing operations;

•	focus on the design, development, sales and support of our hardware products; and

•	leverage the scale, expertise and purchasing power of specialized contract manufacturers.

Currently, we have arrangements for the production of our switches with a contract manufacturer in the United States and for the production of our phones with contract manufacturers located in China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement and performing final testing and assembly of our products. We typically depend on our contract manufacturers to procure components and to maintain adequate manufacturing capacity. We typically fulfill product orders out of our Fremont, California location or United Kingdom and Australia warehouses.

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

Financial Information about Geographic Areas

For financial information about geographic areas, refer to Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Competition

The market for business communication solutions is quickly evolving, highly competitive and subject to rapid technological change. As a result of the convergence of voice, video, messaging, mobility and data networking technologies that characterize IP enterprise unified communications solutions, we compete with providers of enterprise unified communications solutions, such as:

•	Providers of pure IP communication systems, including Cisco Systems and Interactive Intelligence

•	Providers of Open Source IP communication systems, including Digium

•	Providers of hybrid IP/TDM communication systems, including Aastra, Avaya, Alcatel-Lucent, Mitel Networks, NEC, and Siemens

•	Providers of Unified Communications software applications providers, including Microsoft

•	Providers of Hosted PBX services from service providers, including incumbent local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs, and

•	Providers of mobile communication systems, including Research in Motion

In addition, because the market for our products is subject to rapid technological change as the market evolves, we may face competition in the future from companies that do not currently compete in the enterprise unified communications market, including companies that currently compete in other sectors of the information technology, communications and software industries or communications companies that serve consumer rather than enterprise customers.

We may also face competition from internet portal-focused providers who extend their portfolio to include business communications solutions, such as Skype/Microsoft, Google and Yahoo.

In particular, as more enterprises converge their voice and data networks, the business information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. This could include network systems providers such as Brocade, Hewlett-Packard, and Juniper Networks.

We could also face competition from new market entrants, whether from new ventures or from established companies moving into the market. Competition from these and other potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering or as a “cloud”-based services offering. In addition, technological developments and consolidation within the communications industry result in frequent changes to our group of competitors.

Many of our current and potential competitors are substantially larger than we are and have higher brand familiarity with buyers, and significantly greater financial, sales, marketing, and distribution, technical, manufacturing and other resources. We believe that we currently compete favorably with regard to the principal competitive factors applicable to our products, which include:

•	Lower selling costs for resellers and distributors with greater ease of implementation

•	Lowest total cost of ownership over a multi-year period compared to competitor’s IP and hybrid system, based on independent data from third parties such as Alinean Research and Nemertes Research

•	Highest ratings in customer satisfaction, as reported by an independent third party, Nemertes Research, for the last eight years in a row

•	Superior product scalability, without forklift upgrades, supporting from 10 to 20,000 users in a single image configuration

•	World-class customer service and support from technicians and support centers located around the world

•	Greater ease of management for system administrators

•	Intuitive productivity tools for employees with integrated unified communications capabilities, and

•	Highest system availability and reliability with our N+1 distributed switch architecture

For more information concerning competition, please see “Risk Factors - Risks Related To Our Business and Industry – “The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are” and – “As voice, video, messaging and data networks converge, we are likely to face increased competition from Microsoft and other companies in the information technology, personal and business applications and software industries.”

Intellectual Property

A factor of our success as a company is our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

As of June 30, 2011, we have 33 patents issued in the United States, and have 61 patent applications in the United States. Our patents have a range of expiration dates. The earliest patent to expire will do so in 2016, and the last to expire will do so in 2026.

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

Employees

As of June 30, 2011, we had 634 employees in North America, Europe, Asia and Australia, of which 264 were in sales and marketing, 208 were in research and development, 100 were in global support services, and 62 were in general and administrative functions.  None of our employees are represented by labor unions and we consider current employee relations to be good.

 None of our employees are represented by labor unions and we consider current employee relations to be good.

Executive Officers

The following table sets forth information about our executive officers as of September 1, 2011:

Name	Age	Position

Peter Blackmore	63	President and Chief Executive Officer
Donald J. Girskis	51	Senior Vice President, Worldwide Sales
Michael E. Healy	50	Senior Vice President and Chief Financial Officer
Edwin J. Basart	62	Founder, Chief Technology Officer and Director
Pedro E. Rump	55	Senior Vice President, Engineering and Operations
Ava M. Hahn	38	Vice President, General Counsel and Secretary

Peter Blackmore has served as our President and Chief Executive Officer since December 2010.  From July 2008 to September 2009 Mr. Blackmore served as President, Chief Executive Officer and a member of the Board of Directors of UTStarcom, Inc., a provider of Internet protocol-based network solutions, and served as President and Chief Operating Officer of UTStarcom from July 2007 to June 2008. From 2005 until he joined UTStarcom, Mr.     Blackmore served as Executive Vice President in charge of world-wide sales, marketing and technology at Unisys Corporation. Prior to joining Unisys in 2005, Mr. Blackmore served as Executive Vice President of the Customer Solutions Group at Hewlett-Packard Company from 2004 and as Executive Vice President of the Enterprise Systems Group from 2002 through 2004. From 1991 until its acquisition by Hewlett-Packard in 2002, Mr.     Blackmore served in a number of senior management positions with Compaq Computer Corporation, most recently as its Executive Vice President of worldwide sales and services from 2000 through 2002. Mr.     Blackmore serves on the board of directors of MEMC Electronic Materials     Inc. Mr.     Blackmore holds an M.A. in Economics from Trinity College, Cambridge, U.K.

Donald J. Girskis has served as our Senior Vice President of Worldwide Sales since February 2008. Mr. Girskis served as interim Chief Executive Officer from October to December 2010.  From 1993 to 2008, Mr. Girskis held a variety of executive positions at Sprint-Nextel, a telecommunications company, most recently as the Senior Vice President and General Manager of Boost Mobile, a subsidiary of Sprint-Nextel. At Nextel, Mr. Girskis held the position of Area Vice President of Sales, Area Vice President of Marketing, Vice President of Engineering, and General Manager. Prior to Sprint-Nextel, Mr. Girskis held sales management positions with Businessland, and Los Angeles Cellular Telephone Company. Mr. Girskis holds a B.A. in business administration from California State University at Fullerton.

Michael E. Healy has served as our Senior Vice President and Chief Financial Officer since May 2007. From February 2004 to May 2007, he served as Chief Financial Officer and Senior Vice President of Finance of Genesis Microchip Inc., a supplier of display image processors. From November 2002 to February 2004, Mr. Healy served as Chief Financial Officer of Jamcracker, Inc., a software and application service provider. From September 1997 to June 2002, Mr. Healy held senior level finance positions at Exodus Communications, Inc., an Internet infrastructure outsourcing services provider (Exodus Communications sold substantially all of its assets in January 2002 and changed its name to EXDS, Inc. in February 2002), including as Senior Vice President of Finance prior to February 2002, and as its Chief Financial Officer and Corporate Treasurer from February 2002 to June 2002. From 1987 to 1997, Mr. Healy held various financial management positions at Apple Computer, Inc., and was an auditor at Deloitte & Touche LLP from 1983 to 1987. Mr. Healy holds a B.S. in accounting from Santa Clara University and is a Certified Public Accountant. Mr. Healy is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Edwin J. Basart co-founded ShoreTel in 1996 and has served as our Chief Technology Officer and as a director since inception. Mr. Basart will serve as Special Advisor to the Board upon the expiration of his term as a director in November 2011, and will also continue to serve as our Chief Technology Officer.  Prior to co-founding ShoreTel, Mr. Basart co-founded Network Computing Devices, Inc., a provider of thin client computing hardware and software, where he served as Vice President of Engineering, and Ridge Computers, Inc. where he served as Vice President of Software. Mr. Basart began his career as a software engineer at Hewlett Packard. Mr. Basart holds a B.S. in English from Iowa State University and an M.S. in electrical engineering from Stanford University.

Pedro E. Rump has served as our Senior Vice President of Engineering and Operations since January 2011.  Prior to then, he served as our Vice President of Engineering and Operations since 2006. From July 2004 to January 2006, Mr. Rump served as Vice President of Engineering and Operations at Dust Networks, Inc., a developer of embedded wireless sensor networking products. From January 2004 to July 2004, Mr. Rump served as Vice President of Engineering at Sonim Technologies, Inc., a provider of voice over IP applications. From January 2003 to January 2004, Mr. Rump served as Vice President of Engineering at Littlefeet Inc. From January 2002 to October 2002, Mr. Rump served as Vice President of Inviso, a developer of signal transport and display solutions for television and telecommunications. Mr. Rump holds a B.S. and M.S. in electrical engineering from the Swiss Federal Institute of Technology.

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

Risks Related to Our Business and Industry

Current uncertainty in global economic conditions makes it particularly difficult to predict demand for our products and forecast revenues, and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been volatile in the United States and other countries, and may remain volatile or depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and have caused our customers and potential customers to slow or reduce spending on capital equipment such as our products. These economic conditions could also cause our competitors to drastically reduce prices or take unusual actions to gain a competitive edge, which could force us to provide similar discounts and thereby reduce our profitability. These factors make it difficult for us to forecast demand for our products and provide revenue guidance.  We cannot predict the timing, strength or duration of the current economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. In addition, these factors could have a material adverse effect on demand for our products and services, and on our financial condition, including profitability and operating results.

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

We may not be able to achieve our strategic initiatives and grow our business as anticipated.

While we currently intend to grow our business by pursuing strategic initiatives to increase our sales capacity by expanding our sales team and our channel partnerships, enhance our product offerings and increase awareness of our company and our products among existing and prospective customers, we cannot assure you that we will be able to achieve these initiatives. Our success depends on our ability to appropriately manage our expenses as we grow our organization, identify or acquire companies or assets at attractive valuations, enter into beneficial channel relationships, develop new products, and successfully execute our marketing and sales strategies. If we are not able to execute on these actions, our business may not grow as we anticipated, and our operating results could be adversely affected.

The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are.

The market for IP telecommunications and other telecommunications systems is extremely competitive. Our competitors include companies that offer IP systems, such as Cisco Systems, Inc. and that offer hybrid systems, such as Alcatel-Lucent, Avaya and Mitel Networks Corporation. In addition, we compete with much larger companies such as Microsoft in the unified communications market. Several of the companies that offer hybrid systems also offer IP telecommunications systems. Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources. We could also face competition from new market entrants, whether from new ventures or from established companies moving in to the market. These competitors have various other advantages over us, including:

•	greater market presence, name recognition and brand reputation;

•	larger distribution channels;

•	a larger installed base of telecommunications and networking systems with enterprise customers;

•	larger and more geographically distributed services and support organizations and capabilities;

•	a broader offering of telecommunications and networking products, applications and services;

•	a more established international presence to address the needs of global enterprises;

•	larger patent and intellectual property portfolios;

•	longer operating histories;

•	a longer history of implementing large-scale telecommunications or networking systems;

•	more established relationships with industry participants, customers, suppliers, distributors and other technology companies;

•	the ability to acquire technologies or consolidate with other companies in the industry to compete more effectively; and

•	the ability to bundle a broader offering of telecom and networking equipment and services into an IP PBX offering, and offer these products as part of a hosted services offering.

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

It is possible that the gross margins on our products will decrease in the future in response to competitive pricing pressures, new product introductions by us or our competitors, changes in the costs of components, manufacturing issues,  the shift in our channel distribution model towards more value-added distributors, royalties we need to pay to use certain intellectual property, the introduction of our managed solution offering, growth of our international business, or other factors. If we experience decreased gross margins and we are unable to respond in a timely manner by introducing and selling new, higher-margin products successfully and continually reducing our product costs, our gross margins may decline, which will harm our business and results of operations.

As voice and data networks converge, we are likely to face increased competition from Microsoft and other companies in the information technology, personal and business applications and software industries.

The convergence of voice and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications market and offer products that compete with our systems, commonly referred to as Unified Communications. Competition from these potential market entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation has announced its Lync server, which Microsoft states is a single platform that can enhance, extend, and even replace traditional and IP PBX systems. This system competes with our ShoreTel Communicator application. Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this market.

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

The telecommunications industry is highly competitive and characterized by rapidly changing technologies and standards, frequent product introductions and short product life cycles. For example, mobile telephones have experienced rapid adoption and may eventually replace desktop telephones.  Accordingly, our operating results depend upon, among other things, our ability to develop and introduce new products and our ability to reduce production costs of existing products. Our long-term success will depend on our ability to stay head of these changes and avoid obsolescence of our products.

The process of developing new technologies and products is complex, and if we are unable to develop enhancements to, and new features for, our existing products or acceptable new products that keep pace with technological developments or industry standards, our products may become obsolete, less marketable and less competitive and our business will be harmed.

In addition, as industry standards evolve, it is possible that one standard becomes predominant in the market. This could facilitate the entry into the market for competing products, which could result in significant pricing pressure. Additionally, if one standard becomes predominant and we adopt that standard, enterprises may be able to create a unified, integrated system by using phones, switches, servers, applications, or other telecommunications products produced by different companies. Therefore, we may be unable to sell complete systems to enterprise customers because the enterprise customers elect to purchase portions of their telecommunications systems from our competitors. For example, if a single industry standard is adopted, customers may elect to purchase our switches, but could purchase software applications and phones from other vendors. This could reduce our revenue and gross margins if enterprise customers instead purchase primarily lower-margin products from us. Conversely, if one standard becomes predominant, and we do not adopt it, potential enterprise customers may choose to buy a competing system that is based on that standard.

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

Our success in expanding our customer base to larger enterprises will depend in part on our ability to expand our channel to partners that serve those larger enterprises. In addition, we rely on these entities to provide many of the installation, implementation and support services for our products. Accordingly, our success depends in large part on the effective performance of these channel partners. If a partner’s performance is ineffective, it may reflect poorly upon ShoreTel or negatively impact our business. For example, if one of these resellers experiences a work stoppage due to a labor union dispute, installation of our phone systems could be delayed and our sales and reputation could suffer. By relying on channel partners, we may in some cases have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing enterprise customer requirements and respond to evolving enterprise customer needs. This difficulty is more pronounced where enterprise customers purchase our systems from a channel partner that purchased through a distributor. Additionally, some of our channel partners are smaller companies that may not have the same financial resources as other of our larger channel partners, which exposes us to collections risks.

We are embarking on a new distribution strategy, which could be disruptive to our business.

 We have recently announced that we will now sell our products through value-added distributors as well as resellers in the United States.  As a result, we have contracted with value-added distributors who will purchase our products, add value such as other products and services, and then distribute our products through resellers. This new strategy is intended to increase our distribution channel and enable our revenue growth, but it could also disrupt our existing established reseller channels and reduce our gross margins.

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

In addition, a significant portion of our product orders are usually received in the last month of each fiscal quarter, with a concentration of such orders in the final two weeks of the quarter. Orders received by our distributors during the final days of a quarter may not be recognizable as revenue to us until after the end of the quarter,  which could cause us to fall short of our expectations, and the expectations of our analysts and investors.

We have had significant executive management turnover, and may not be able to retain or attract the executives we need to succeed.

 In fiscal 2011, a new Chief Executive Officer and Vice President of Global Support joined us due to turnover in our executive team. We cannot assure you that we will be able to retain other key employees, including senior management and executive positions. If we cannot attract and retain these executives and key employees, our business would be harmed, particularly if the departure of any executive or key employee results in a business interruption, or if we are not successful in preserving material knowledge of our departing employees.

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

We estimate that we compete for only a fraction of the potential customers in our market due to our smaller size and lower brand recognition as compared to our much larger competitors. Many of our potential customers purchase their communications systems without ever having considered ShoreTel. We have launched a brand recognition campaign in an effort to increase our rate of consideration by prospective customers. If we do not increase our brand recognition and public awareness of our products, we may not be able to enter the sales process for many potential customers and therefore not increase sales and revenues commensurate with our increased operating expenses, which would have a negative financial impact on our business.

Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies.

We outsource the manufacturing of our products. Currently, we have arrangements for the production of our products with a contract manufacturer in the United States and contract manufacturers located in China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, financial viability, ownership of certain elements of electronic designs, the ongoing viability of those contract manufacturers, and reduced control over delivery schedules.

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

In addition, our contract manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products nor do we have any assurance that our contract manufacturers will agree to manufacture and supply any or all of our requirements for our products. Furthermore, our contract manufacturers may unilaterally terminate their relationship with us at any time upon 180 days’ notice with respect to the contract manufacturers of our switches and 90 days’ notice with respect to the contract manufacturer of our phones or seek to increase the prices they charge us. As a result, we are not assured that our current manufacturers will continue to provide us with an uninterrupted supply of products of at an acceptable price in the future.

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

Any disruption in the supply of products from our contract manufacturers may harm our business and could result in a loss of sales, an increase in lead times on inventory orders and an increase in production costs resulting in lower gross product margins, which could adversely affect our business and results of operations.

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

We rely on sole or limited numbers of suppliers for several key components utilized in the assembly of our products. For example, we source semiconductors that are essential to the operation of our phones from separate single suppliers, and we have not identified or qualified any alternative suppliers for these components. We do not have supply agreements with our sole source suppliers, and the components for our products are typically procured by our contract manufacturers. If we lose access to these components we may not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our products or to qualify alternative suppliers. This reliance on a sole source or limited number of suppliers involves several additional risks, including:

•	supplier capacity constraints;

•	price increases;

•	purchasing lead times;

•	inventory buildup;

•	timely delivery; and

•	component quality.

This reliance is exacerbated by the fact that we maintain a relatively small amount of inventory and our contract manufacturers typically acquire components only as needed. As a result, our ability to respond to enterprise customer orders efficiently may be constrained by the then-current availability or the terms and pricing of these components. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our relationships with current and prospective enterprise customers. Also, from time to time we have experienced component quality issues with products obtained from our contract manufacturers. In addition, any increase in the price of these components could reduce our gross margin and adversely impact our profitability. We may not be able to obtain a sufficient quantity of these components to meet the demands of enterprise customers in a timely manner or prices of these components may increase. In addition, problems with respect to yield and quality of these components and timeliness of deliveries could occur. These delays could also materially and adversely affect our operating results.

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

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, increase expenses, and otherwise disrupt our operations and harm our operating results.

We may acquire or invest in other businesses, products or technologies that we believe could complement or expand our capabilities or otherwise offer growth opportunities.  The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.  We may not realize the anticipated benefits of these acquisitions.

There are inherent risks in integrating and managing corporate acquisitions, and we have limited experience with acquisitions.  If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	diversion of management’s attention from other business concerns;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are need in other parts of our business; and

•	use of substantial portions of our available cash or equity to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other indefinite lived intangible assets, which must be assessed for impairment at least annually.  In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations. Also, contingent considerations related to the acquisitions will be re-measured to fair value at each reporting period, with any changes in the value recorded as income or expense.

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

We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of common stock. In addition, if we were to raise cash through a debt financing, such debt may impose conditions or restrictions on our operations, which could adversely affect our business. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our operating plans to the extent of available funding, which would harm our ability to maintain or grow our business.

We are exposed to fluctuations in the market value of our money market funds and investments and financial pressure on investment institutions managing our investments may lead to restrictions on access to our investments which could harm our financial condition.

We maintain an investment portfolio of various holdings and maturity dates. These securities are recorded on our consolidated balance sheets at fair value. This portfolio includes money market funds, U.S. Government agency securities, corporate notes and commercial paper of various issuers. If the debt of these issuers is downgraded, the carrying value of these investments could be impaired. We could face default risk from some of these issuers, which could also cause the carrying value to be impaired.

In addition, although a downgrade in credit ratings is not unprecedented, the impact of a downgrade of the U.S. credit rating is uncertain.  This downgrade could materially affect global and domestic financial markets and economic conditions, which may affect our financial condition and liquidity.

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

Our success and ability to compete are substantially dependent upon our intellectual property. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, enterprise customers, strategic partners and others to protect our intellectual proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We currently have 33 issued U.S. patents and 61patent applications pending in the U.S. and outside the U.S. We cannot assure you that any additional patents will be issued. Even if patents are issued, they may not adequately protect our intellectual property rights or our products against competitors, and third-parties may challenge the scope, validity and/or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other “non-practicing entities” and individuals, own or claim to own intellectual property relating to our industry and may have substantially larger and broader patent portfolios than we do. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. Third parties have in the past sent us correspondence regarding their intellectual property and have filed litigation against us, and in the future we may receive claims that our products infringe or violate their intellectual property rights. In this regard, in 2007, Mitel Networks Corporation, one of our competitors, filed a lawsuit against us, which was subsequently settled. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

Changes in regulatory compliance obligations of critical suppliers may adversely impact our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, (Dodd-Frank Act), signed into law on July 21, 2010, includes Section 1502, which requires the Securities and Exchange Commission (SEC), to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or conflict minerals, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the proposed rules, promulgated on December 15, 2010, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Our suppliers may use these materials in the production processes. If the rules are adopted as proposed, in order to be able to accurately report our compliance with Section 1502, we will have to perform supply chain due diligence, third-party verification and possibly private sector audits on the sources of these metals all the way down to the mine of origin. Global supply chains are complicated, with multiple layers and suppliers between the mine and the final product. Accordingly, we could incur significant cost related to the compliance process. While the impact of Section 1502 on our business is uncertain at this time, we could potentially have difficulty in procuring needed materials from conflict-free sources and in satisfying the associated disclosure requirements when finalized by the SEC.

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

Since our stock began trading in July 2007, our stock price has fluctuated significantly, from a low of approximately $3 per share to a high of approximately $18 per share. At times the stock price has changed very quickly. For example, in January 2008, our stock price dropped from approximately $13 per share to approximately $6 per share, and as a result, we were subject to securities lawsuits which have since been settled. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

In addition, the stock markets, and in particular the Nasdaq Global Select Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have initiated securities class action litigation following declines in stock prices of technology companies. Our current litigation is, and any future litigation may, subject us to substantial costs, divert resources and the attention of management from our business, which could harm our business and operating results.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our historical revenues and operating results have varied from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet our own expectations, or the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•
adverse conditions specific to the IP telecommunications market, including decreased demand due to overall economic conditions or reduced discretionary spending by enterprises, rates of adoption of IP telecommunications systems and introduction of new standards;

•	our ability to attract and retain larger and more productive channel partners;

•	the purchasing and budgeting cycles of enterprise customers, in particular, the tendency of some customers to wait until the end of a quarter in the hopes of obtaining a better price;

•	the timing and volume of shipments of our products during a quarter, particularly as we experience an increased level of sales occurring towards the end of a quarter;

•	delays in purchasing decisions by our customers from one quarter to the next, or later;

•	seasonality in our target markets;

•	our ability to attract new channel partners, retain existing channel partners, and their ability to generate revenues;

•	changes in accounting rules;

•	the timing of recognition of revenue from sales to our customers;

•	changes in the mix of our products and services sold during a particular period;

•	our ability to control costs, including third-party manufacturing costs and costs of components;

•	our ability to maintain sufficient production volumes for our products from our contract manufacturers;

•	volatility in our stock price, which may lead to higher stock-based compensation expenses

•	volatility and fluctuation in foreign currency exchange rates;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	our ability to successfully expand our international operations;

•	general economic conditions or economic recession;

•	decline in interest rates on our investments; and

•	publicly-announced litigation, and the impact of such litigation on our operating results.

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

A substantial portion of our product orders are usually received in the last month of each fiscal quarter, with a concentration of such orders in the final two weeks of the quarter. While we typically ship products shortly after the receipt of an order, we may have orders that have not shipped at the end of any given quarter. Because the amount of such product orders may vary, the amount, if any, of such orders at the end of a particular quarter is not a reliable predictor of our future performance.

Because it is difficult for us to predict our quarterly operating results, period-to-period comparisons of our operating results may not be a good indication of our future performance. If, as a result of these difficulties, our revenues and operating results do not meet the expectations of our investors or securities analysts or fall below guidance we may provide to the market, the price of our common stock may decline.

Future sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

Approximately 10% of our outstanding shares are currently held by one investor. If this investor or any existing stockholders sell or distribute a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. All of our outstanding shares are freely tradable without restriction or further registration under the federal securities laws, subject in some cases to the volume, manner of sale and other limitations under Rule 144. In addition, pursuant to our investor rights agreement, some of our early investors may require us to register their shares for public sale which could result in a substantial volume of shares being sold in a short period of time. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Information with respect to this item may be found in Note 9 to the Consolidated Financial Statements in Item 8,  which is incorporated herein by reference.

ITEM 4.	RESERVED

ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on The NASDAQ Global Select Market under the symbol “SHOR” since July 3, 2007.  Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by The NASDAQ Global Select Market.

Year Ended June 30, 2011	High	Low
First Quarter	$6.02	$4.36
Second Quarter	7.96	4.90
Third Quarter	8.99	6.50
Fourth Quarter	12.00	8.09

Year Ended June 30, 2010	High	Low
First Quarter	$9.22	$5.86
Second Quarter	8.14	5.06
Third Quarter	6.96	5.22
Fourth Quarter	6.79	4.47

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

On September 1, 2011, the last reported sales price of our common stock on the Nasdaq Global Select Market was $6.54 per share.

Holders of Record

As of September 1, 2011, there were 108 stockholders of record of our common stock, although we believe there are approximately 1,900 beneficial owners since many brokers and other institutions hold our common stock on behalf of stockholders.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007 (Registration No. 333-140630). The proceeds from our initial public offering were primarily invested in cash, cash equivalents and short term investments and the acquisition of Agito Networks, Inc.. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

Stock Performance Graphs and Cumulative Total Return (1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on July 3, 2007, the date our common stock first started trading on the NASDAQ Global Select Market through June 30, 2011, for (i) our common stock, (ii) the S&P Small Cap 500 Index and (iii) the NASDAQ Telecommunications Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

$100 invested on 7/3/08 in stock or index.  Fiscal year ending June 30,

	7/3/2007	2008	2009	2010	2011
ShoreTel, Inc.	100	36.38	65.84	38.19	83.95
S&P Small Cap 500 Index	100	83.94	61.94	70.87	92.63
NASDAQ Telecommunications Index	100	71.62	52.08	69.02	102.15

(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of ShoreTel, Inc. under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of June 30, 2011. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding) Securities Column (a)
	(a)	(b)(2)	(c)
Equity compensation plans approved by security holders(1)	9,127,000	$4.74	5,010,000
Equity compensation plans not approved by security holders	—	—	—
Total	9,127,000	$4.74	5,010,000

(1)
The number of securities remaining available for future issuance in column (c) includes 5,010,000 shares of common stock authorized and available for issuance under our 2007 Employee Stock Purchase Plan (ESPP) and our 2007 Equity Incentive Plan (2007 Plan). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to 1% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors and the number of shares authorized for issuance under the 2007 Plan is subject to an annual increase equal to 5% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of June 30, 2011.

(2)	The weighted average exercise price does not reflect shares subject to restricted stock awards.

PART II.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended June 30,

	2011	2010	2009	2008	2007
	(In thousands)
Revenue:
Product	$159,693	$117,138	$109,555	$110,496	$87,095
Support and services	40,419	31,326	25,267	18,233	10,732
Total revenue	200,112	148,464	134,822	128,729	97,827
Cost of revenue:
Product(1)	52,957	40,471	38,149	37,466	29,753
Support and services(1)	13,688	11,580	11,048	10,036	6,847
Total cost of revenue	66,645	52,051	49,197	47,502	36,600
Gross profit	133,467	96,413	85,625	81,227	61,227
Operating expenses:
Research and development(1)	45,548	33,596	30,724	26,811	17,260
Sales and marketing(1)	74,859	55,973	44,652	37,869	26,174
General and administrative(1)	25,230	19,888	19,596	17,645	11,674
Litigation settlement	-	-	4,110	-	-
Total operating expenses	145,637	109,457	99,082	82,325	55,108
Operating income (loss)	(12,170)	(13,044)	(13,457)	(1,098)	6,119
Other income – net	640	84	1,141	4,101	273
Income (loss) before income tax benefit (provision)	(11,530)	(12,960)	(12,316)	3,003	6,392
Income tax benefit (provision)	67	156	(343)	(861)	(408)
Net income (loss)	(11,463)	(12,804)	(12,659)	2,142	5,984
Accretion of preferred stock	-	-	-	-	(50)
Net income (loss) available to common stockholders	$(11,463)	$(12,804)	$(12,659)	$2,142	$5,934
Net income (loss) per common share available to common stockholders(2):
Basic	$(0.25)	$(0.29)	$(0.29)	$0.05	$0.69
Diluted	$(0.25)	$(0.29)	$(0.29)	$0.05	$0.17
Shares used in computing net income (loss) per share available to common stockholders:
Basic	46,177	44,804	43,714	42,413	8,565
Diluted	46,177	44,804	43,714	44,861	35,581

 (1) Includes stock-based compensation expense as follows:

	Year Ended June 30,
	2011	2010	2009	2008	2007

	(In thousands)
Cost of product revenue	$123	$139	$113	$74	$14
Cost of support and services revenue	678	838	799	545	109
Research and development	3,497	3,064	2,829	2,005	420
Sales and marketing	3,140	3,400	3,468	2,447	581
General and administrative	3,741	3,213	2,549	2,360	1,659
Total stock-based compensation expense	$11,179	$10,654	$9,758	$7,431	$2,783

(2)	See Note 5 to the Consolidated Financial Statements in Item 8 for a description of the method used to compute basic and diluted net income (loss) per share available to common stockholders.

	As of June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents and short-term investments	$105,752	$115,801	$107,666	$102,811	$17,326
Working capital	109,855	112,836	111,617	111,993	23,018
Total assets	187,101	170,721	155,624	147,797	53,034
Redeemable convertible preferred stock	—	—	—	—	56,341
Total stockholders’ equity (deficit)	121,424	114,466	113,772	113,213	(31,829)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.” We report results on a fiscal year ending June 30. For ease of reference within this section, 2011 refers to the fiscal year ended June 30, 2011, 2010 refers to the fiscal year ended June 30, 2010, and 2009 refers to the fiscal year ended June 30, 2009.

Overview

We are a leading provider of IP telecommunications solutions for enterprises. Our solution is comprised of our switches, IP phones and software applications. We were founded in September 1996 and shipped our first system in 1998. Since that time, we have continued to develop and enhance our product line. Our acquisition of Agito Networks, Inc. (“Agito”), a leader in platform-agnostic enterprise mobility, in the second quarter of fiscal 2011, expands our existing mobile solution with the vision of allowing users to communicate on any device, such as a desk phone, mobile phone, or computer, at any location using any cellular or Wi-Fi network  simply and cost effectively.

 Our phone and switch products are manufactured by contract manufacturers located in United States and in China. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement, final testing and assembly of our products, which allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain a manufacturing operation.

We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including small, medium and large companies and public institutions. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners grew to over 900 as of June 30, 2011, representing approximately 13% year-over-year growth. Our channel partners typically purchase products directly from us or from our value-added distributors. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

Most channel partners perform installation and implementation services for the enterprises that use our systems. Generally, our channel partners provide the post-contractual support to the enterprise customer by providing first-level support services and purchasing additional services from us under a post-contractual support contract. For channel partners without support capabilities or that do not desire to provide support, we offer full support contracts to provide all of the support to enterprise customers. Our channel partners may provide managed services offerings to the enterprise customer under which the channel partner may purchase our products and services and, in turn, charge the enterprise customer a monthly subscription fee to access those products and services. In addition, we have begun to engage some of our channel partners to purchase our products and services from us under a monthly managed services model.

During the second quarter of fiscal 2011, we entered into arrangements with two major value-added distributors to distribute our comprehensive line of business communication solutions to channel partners in the United States in what we refer to as a “two-tier” distribution model.  We believe that the two-tier distribution model allows us to better serve our existing channel partners, to reach a larger number of prospective enterprise customers more effectively and to position us to continue to build momentum and capture increased market share in the IP telephony, mobility and UC markets.  Furthermore, the two-tier distribution model allows us to scale our business operations without making significant investments in product distribution facilities, thus allowing us to manage our cost structure.  We plan to seek relationships with additional value-added distributors in the future.

Although, we have historically sold our systems primarily to small and medium sized enterprises, in recent years, we have been expanding our sales and marketing activities to increase our focus on larger enterprise customers, including the creation of a major accounts program whereby our sales personnel assist our channel partners to sell to large enterprise accounts. As of June 30, 2011, we had sold our products to approximately 18,000 enterprise customers, representing close to a 30% year-over-year growth.  To the extent, we continue to successfully acquire larger enterprise customers in the United States and worldwide, we expect our sales cycle to increase, and the demands on our sales and support infrastructure to increase.

We are headquartered in Sunnyvale, California and have sales, customer support, general and administrative and engineering functions in Austin, Texas. The majority of our personnel work at these locations. Sales, engineering, and support personnel are also located throughout the United States and, to a lesser extent, in Canada, the United Kingdom, Ireland, Germany, Belgium, Spain, Hong Kong, Singapore and Australia. While most of our customers are located in the United States, we have continued to achieve growth in revenue from international sales, which accounted for approximately 13% of our total revenue for fiscal 2011 compared with 10% and 7% in fiscal 2010 and 2009, respectively.  We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

In fiscal 2011, we continued to grow our market share of the IP telephony market, both in the United States and worldwide. Our total revenue increased to $200.1 million in fiscal 2011 from $148.5 million in fiscal 2010, primarily driven by sales to new customers. Our operating expenses increased to $145.6 million in fiscal 2011 from $109.5 million in fiscal 2010, primarily due to increases in compensation expenses related to growth in headcount (including stock-based based compensation).  In fiscal 2011, we increased our headcount by 32%, with most of the growth in headcount coming from additions to our sales, product development and support workforce to support efforts to grow our sales channel and to enhance our product development activities, among other things.  The acquisition of Agito also contributed to the increase in operating expenses primarily due to increases in compensation expense associated with employees hired from Agito, as well as non-recurring acquisition related expenses.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts and to measure operational effectiveness.

Initial and repeat sales orders. Our goal is to attract a significant number of new enterprise customers and to encourage existing enterprise customers to purchase additional products and support. Many enterprise customers make an initial purchase and deploy additional sites at a later date, and also purchase additional products and support as their businesses expand. As our installed enterprise customer base has grown, a larger portion of orders has come from existing enterprise customers. In fiscal year 2011, order volume from existing enterprise customers represented approximately 53% of total order volume compared with 56% and 54% in fiscal 2010 and 2009, respectively.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Our deferred revenue balance at June 30, 2011 was $37.7 million, of which $26.4 million is expected to be recognized within one year.

Gross margin. Our gross margin for products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system sales prices. We strive to increase our product gross margin by reducing hardware costs through product redesign and volume discount pricing from our suppliers. In general, product gross margin on our switches is greater than product gross margin on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall margin on system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross margins and increasing our profitability.

Gross margin for support and services is slightly lower than gross margin for products, and is impacted primarily by labor-related expenses. The primary goal of our support and services function is to ensure a high level of customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we may be able to slightly improve gross margin for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

Operating expense management. Our operating expenses are comprised primarily of compensation and benefits for our employees. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce to support our anticipated growth, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Basis of Presentation

Revenue. We derive our revenue from sales of our IP telecommunications systems and related support and services. Our typical system includes a combination of IP phones, switches and software applications. Channel partners buy our products directly from us or from our value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction levels, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue has accounted for 80%, 79%, and 81% of our total revenue for 2011, 2010 and 2009, respectively.

Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period.

Cost of revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of products sold. Cost of support and services revenue consists of salary and related overhead costs of personnel engaged in support and service activities.

Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We capitalize development costs incurred from determination of technological feasibility through general release of the product to customers. We are devoting substantial resources to the development of additional functionality for existing products and the development of new products and related software applications. We intend to continue to make significant investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase in absolute dollars.

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, branding and advertising, trade shows, sales demonstration equipment, professional services fees and allocated facilities expenses.  We plan to continue to invest in development of our distribution channel by increasing the size of our field sales force to enable us to expand into new geographies and further increase our sales to large enterprise customers.  We plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.  We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category.

General and administrative expenses. General and administrative expenses primarily relate to our executive, finance, human resources, legal and information technology organizations. General and administrative expenses primarily consist of personnel costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense, software amortization costs, depreciation expense and facilities expenses. As we expand our business, we expect general and administrative expenses to increase in absolute dollars.

Other income (expense). Other income (expense) primarily consists of interest earned on cash, cash equivalents and short-term investments, gains and losses on foreign currency translations and transactions, as well as other miscellaneous items affecting our operating results.

Income tax benefit (provision). Income tax benefit (provision) includes federal, state and foreign tax on our income. Since our inception, we have accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach.  Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying current enacted tax laws.  Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Use of Non-GAAP Financial Measures

We believe that evaluating our ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP that we also disclose certain non-GAAP information because it is useful in understanding our performance as it excludes non-cash and other non-recurring charges or credits that many investors and management feel may obscure our true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation expenses, amortization of acquisition-related intangible assets and other special charges and their related tax adjustments in managing the core operations. These measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net income (loss) is calculated by adjusting GAAP net income (loss) for stock-based compensation expense, amortization of acquisition-related intangible assets, special charges and their related tax effect. Non-GAAP net income (loss) per share per share is calculated by dividing Non-GAAP net income (loss) by the weighted average number of basic and diluted shares outstanding for the period. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the following table:

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)

	Year Ended June 30, 2011				Year Ended June 30, 2010
				(Unaudited)				(Unaudited)
Revenue:	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP
Product	$159,693	$-		$159,693	$117,138	$-		$117,138
Support and services	40,419	-		40,419	31,326	-		31,326
Total revenues	200,112	-		200,112	148,464	-		148,464
Cost of revenue
Product	52,957	(614)	(a),(c)	52,343	40,471	(139)	(a)	40,332
Support and services	13,688	(678)	(a)	13,010	11,580	(838)	(a)	10,742
Total cost of revenue	66,645	(1,292)		65,353	52,051	(977)		51,074
Gross profit	133,467	1,292		134,759	96,413	977		97,390
Gross margin	66.7%			67.3%	64.9%			65.6%

Operating expenses:
Research and development	45,548	(3,497)	(a)	42,051	33,596	(3,064)	(a)	30,532
Sales and marketing	74,859	(3,170)	(a),(c)	71,689	55,973	(3,373)	(a),(b)	52,600
General and administrative	25,230	(4,266)	(a),(b)	20,964	19,888	(3,213)	(a)	16,675
Total operating expenses	145,637	(10,933)		134,704	109,457	(9,650)		99,807
Income (loss) from operations	(12,170)	12,225		55	(13,044)	10,627		(2,417)
Other income, net	640	-		640	84	-		84
Income (loss) before benefit (provision) for income taxes	(11,530)	12,225		695	(12,960)	10,627		(2,333)
Income tax benefit (provision)	67	(81)	(d)	(14)	156	(195)	(c)	(39)
Net income (loss)	$(11,463)	$12,144		$681	$(12,804)	$10,432		$(2,372)
Net income (loss) per share:
Basic	$(0.25)	$0.26		$0.01	$(0.29)	$0.24		$(0.05)
Diluted (e)	$(0.25)	$0.26		$0.01	$(0.29)	$0.24		$(0.05)

Shares used in computing net loss per share:
Basic	46,177			46,177	44,804			44,804
Diluted	46,177			47,900	44,804			44,804

(a)	Excludes stock-based compensation as follows:
	Cost of product revenue	$123	$139
	Cost of support and services revenue	678	838
	Research and development	3,497	3,064
	Sales and marketing	3,140	3,400
	General and administrative	3,741	3,213
		$11,179	$10,654

(b)	Excludes severance for former Chief Executive Officer:
	General and administration	$525
		$525

(c)	Excludes amortization of acquisition-related intangibles:
	Cost of product revenue	$491
	Sales and marketing	30	$(27)
		$521	$(27)

(d)	Excludes the tax impact of the items which are excluded in (a) to (c) above.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2011	2010	2009
Revenue:
Product	80%	79%	81%
Support and services	20%	21%	19%
Total revenue	100%	100%	100%
Cost of revenue:
Product	26%	27%	28%
Support and services	7%	8%	8%
Total cost of revenue	33%	35%	36%
Gross profit	67%	65%	64%
Operating expenses:
Research and development	23%	23%	23%
Sales and marketing	37%	38%	33%
General and administrative	13%	13%	14%
Litigation settlement	—	—	3%
Total operating expenses	73%	74%	73%
Operating loss	(6)%	(9)%	(9)%
Other income, net	—	—	1%
Loss before benefit from (provision for) income tax	(6)%	(9)%	(8)%
Income tax benefit (provision)	—	—	(1)%
Net loss	(6)%	(9)%	(9)%

Fiscal 2011 compared to Fiscal 2010

Revenue

	Year ended		Change
	June 30,	June 30,
	2011	2010	$	%
	(in thousands, except percentages)
Revenue	$200,112	$148,464	$51,648	35%

Revenue

Total revenue increased by $51.6 million or 35% in fiscal 2011, reflecting increases in revenues across substantially all of our IP phone systems, switches and software applications, as well as increases in revenues from support and services. Product revenue increased to $160.0 million in fiscal 2011 from $117.1 million in fiscal 2010, primarily due to higher sales volume. The increase in sales volume was primarily driven by a 29% year-over-year increase in our enterprise customer base.  We also experienced increases in sales volume and revenue from our existing enterprise customers, primarily driven by add-on sales of IP phones, switches, and software applications. The Agito acquisition, which expanded our existing mobility solution, did not significantly contribute to the growth in product revenue in fiscal 2011. However, as we continue to ramp-up our mobility efforts, we expect mobility revenue to increase in the future.

Support and services revenue increased to $40.4 million in fiscal 2011 from $31.3 million in fiscal 2010. Revenue from post-contractual support increased by approximately $8.0 million in fiscal 2011, primarily due to growth in our installed base of our customers and their contract renewals, growth in new enterprise customers, and increased add-on sales to our existing customers. These factors resulted in higher post-contractual support revenues from both the amortization of existing support contracts initiated in prior years and from renewal and new support contracts initiated in fiscal 2011. In addition, the growth in new customers contributed to a combined increase of $1.1 million in revenues from training, professional services, and installation, as these services are generally purchased in connection with the initial sale of our products to new customers.

Revenue from customers in the United States accounted for approximately 87%, 90% and 93% of total revenue for years ended June 30, 2011, 2010 and 2009, respectively.

Gross margin

	Year ended		Change
	June 30,	June 30,
	2011	2010	$	%
	(in thousands, except percentages)
Cost of revenue	$66,645	$52,051	$14,594	28%
Gross profit	$133,467	$96,413	$37,054	38%
Gross margin	67%	65%	n/a	2%

Gross margin increased to 67% in fiscal 2011compared with 65% in fiscal 2010. Product gross margin improved to 67% from 65% in 2010, primarily attributable to the overall increase in revenue, favorable product mix and lower unit manufacturing costs, primarily due to overall decrease in product costs as a result of achieving product design efficiencies.  These factors were offset by amortization expenses related to purchased-intangible assets.

Support and services gross margin improved to 66% from 63%, primarily due to productivity gains, as the increase in support and services revenues outpaced the rate of increase in the associated costs, which largely consist of employee-related costs.

Operating expenses

	Year ended		Change
	June 30,	June 30,
	2011	2010	$	%
	(in thousands, except percentages)
Other income, net	$640	$84	$556	662%
Research and development	$45,548	$33,596	$11,952	36%
Sales and marketing	$74,859	$55,973	$18,886	34%
General and administrative	$25,230	$19,888	$5,342	27%

Research and development. Research and development expenses increased by $12.0 million or 36% in fiscal 2011 compared with fiscal 2010. The increase in research and development expenses was primarily due to an increase of $8.4 million in employee-related costs, primarily due to headcount additions to our research and development workforce, including the addition of research and development employees from Agito. In fiscal 2011, we had higher spending on various product development costs as we continued to expand our product roadmap, including an increase of $1.5 million in consulting fees and an increase of $0.4 million in both equipment expenses related to prototype development and software license expenses, partially offset by a decrease of $0.3 million in non-recurring engineering expenses. Other increases in research and development expenses were due to increases of $0.9 million in allocated facilities costs and $0.3 million in travel expenses.

Sales and marketing. Sales and marketing expenses increased by $18.9 million or 34% in fiscal 2011 compared with fiscal 2010, primarily due to an increase of $12.4 million in employee-related costs. In fiscal 2011, we increased our salesforce by 46% as part of our strategic focus to expand our enterprise customer base. The growth in our salesforce, coupled with the increase in total revenue in fiscal 2011, resulted in a $1.9 million or 18% increase in commission expense, which is reflected in the increase in compensation expenses. Also contributing to the increase in sales and marketing expenses were increases of $2.2 million in marketing expenses related to demand generation, channel marketing and branding activities, $2.1 million in travel-related expenses, $0.9 million in channel partner co-marketing expenses, and a combined $1.6 million increase in facilities, equipment and supplies expenses.

General and administrative. General and administrative expenses increased by $5.3 million or 27% in fiscal 2011 compared with fiscal 2010. The increase in general and administrative expenses was primarily due to an increase of $3.3 million in employee-related costs, primarily due to headcount additions to our finance and information technology workforce. In addition, we incurred approximately $0.5 million of severance costs related to our former CEO in the first quarter of 2011.  Other increases in general and administrative expenses were due to an  increase of $1.0 million in consulting and acquisition-related costs, and an  increase of $0.8 million in software license expenses, partially offset by $0.3 million decrease in other expenses.

Other income, net

	Year ended		Change
	June 30,	June 30,
	2011	2010	$	%
	(in thousands, except percentages)
Other income, net	$640	$84	$556	662%

Other income, net increased by $0.6 million in fiscal 2011 compared with fiscal 2010,  primarily due to an increase of approximately $0.1 million in interest income, and an  increase of approximately $0.5 million in net realized and unrealized foreign exchange gains related to accounts receivable and accounts payable denominated in foreign currencies.

Income tax benefit (provision)

	Year ended		Change
	June 30,	June 30,
	2011	2010	$	%
	(in thousands, except percentages)
Income tax benefit (provision)	$67	$156	$(89)	(57)%

Income tax benefit. Income tax benefit decreased by approximately $0.1 million or 57 % in fiscal 2011 compared with fiscal 2010,  primarily due to increases in the state and foreign income tax provisions. The state tax provision was higher in fiscal 2011 due to increases in measurable tax base for certain states that determine tax liabilities based on factors other than income.  The foreign tax provision was higher in fiscal 2011 due to higher revenue and pretax earnings by certain of our foreign subsidiaries.

Fiscal 2010 compared to Fiscal 2009

Revenue
	Year ended		Change
	June 30,	June 30,
	2010	2009	$	%
	(in thousands, except percentages)
Revenue	$148,464	$134,822	$13,642	10%

Revenue. The increase in total revenue in fiscal 2010 was due to increases in both product revenue and support and services revenue.  Product revenue was $117.1 million in fiscal 2010, an increase of $7.5 million or 7%, from $109.6 million in fiscal 2009, as a result of higher sales volumes of $12.5 million primarily from our U.S. telecom carrier resellers, partially offset by a slight decline in average selling prices.  Support and services revenue was $31.3 million in 2010, an increase of $6.0 million, or 24%, from $25.3 million in 2009, as a result of a $4.5 million increase in revenue associated with post-contractual support contracts, an increase of $0.5 million in professional services, $0.3 million increase in installations revenue and a $0.7 million increase in training revenue.

 Gross margin

	Year ended		Change
	June 30,	June 30,
	2010	2009	$	%
	(in thousands, except percentages)
Cost of revenue	$52,051	$49,197	$2,854	6%
Gross profit	$96,413	$85,625	$10,788	13%
Gross margin	65%	64%	n/a	1%

Gross margin. The increase in gross margin was attributable to an increase in support and services gross margin, which grew to 63% in fiscal 2010 from 56% in fiscal 2009. Product gross margin remained unchanged at 65% in fiscal 2010 and 2009. The increase in support and services gross margin was primarily due to a 24% increase in support and services revenue, while the associated costs only increased by 5% as a result of achieving greater utilization and operating efficiencies in our service and support organizations.

Operating expenses

	Year ended		Change
	June 30,	June 30,
	2010	2009	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$33,596	$30,724	$2,872	9%
Sales and marketing	$55,973	$44,652	$11,321	25%
General and administrative	$19,888	$19,596	$292	1%
Litigation settlement	$-	$4,110	$(4,110)	100%

Research and development. Research and development expenses increased by $2.9 million or 9% in fiscal 2010 compared with fiscal 2009.  Personnel costs, including stock-based compensation, for research and development employees accounted for $2.3 million of the increase, primarily due to an increase in headcount. The increase in research and development expenses also included $0.8 million in consulting and outside services, $0.2 million in incentive compensation expense and $0.1 million in both legal expenses associated with trademark and patent costs. These increases were primarily offset by a decrease of $0.4 million in non-recurring engineering expenses and decrease of $0.1 million in equipment expenses related to beta programs.

Sales and marketing. Sales and marketing expenses increased by $11.3 million or 25% in fiscal 2010 compared with fiscal 2009. The increase in sales and marketing expense included increases of $3.8 million in advertising and promotional expenses, $2.7 million in employee-related costs due to growth in headcount, and $2.6 million in commissions as a result of increased sales volume.  Other  increases in sales and marketing expenses were primarily attributable to an increase of $1.0 million in consulting expenses and an increase of $0.9 million in travel expenses.

General and administrative. General and administrative expenses increased by $0.3 million or 1% in fiscal 2010 compared with fiscal 2009. Compensation, including stock-based compensation, for general and administrative employees accounted for $1.7 million of the increase. Additional increases in general and administrative expenses included $1.1 million in consulting and outside services and $0.2 million in travel expense. These increases were partially offset by a decrease of $1.3 million in legal expenses primarily due to the resolution of litigation with Mitel, and additional decreases of $1.1 million in bad debt expense and $0.4 million in restructuring related expense.

Litigation Settlement.  In fiscal 2009, we recorded a charge of $4.1 million as a result of an agreement to settle a dispute with Mitel. There was no such charge in fiscal 2010.

Other income

	Year ended		Change
	June 30,	June 30,
	2010	2009	$	%
	(in thousands, except percentages)
Other income, net	$84	$1,141	$(1,057)	(93)%

Other income. Other income primarily consisted of interest earned on our investment securities and foreign currency translation and transaction gains and losses. The decrease in other income was primarily due to lower interest income in fiscal 2010 compared with fiscal 2009 as a result of an overall decline in market yields in government and corporate securities.

Income tax benefit (provision)

	Year ended		Change
	June 30,	June 30,
	2010	2009	$	%
	(in thousands, except percentages)
Income tax benefit (provision)	$156	$(343)	$499	(145)%

Income tax benefit (provision). The income tax benefit was $0.2 million in fiscal 2010 as compared to an income tax provision of approximately $(0.3) million in fiscal 2009.  The income tax benefit recognized in 2010 was primarily due to the recognition of estimated tax benefit associated with carrying back current period losses to fiscal 2010 losses to fiscal 2006 to 2008 in anticipation of claiming a tax refund.  The tax expense in 2009 was primarily due to generating taxable income due to book vs. tax differences.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investment

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	Year ended June 30,
	2011	2010	2009
Cash and cash equivalents	$89,695	$68,426	$73,819
Short-term investments	16,057	47,375	33,847
Total	$105,752	$115,801	$107,666

As of June 30, 2011, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $105.8 million and net accounts receivable of $33.8 million.

Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products and purchases of property and equipment.

We believe that our $105.8 million of cash and cash equivalents and short-term investments at June 30, 2011, together with cash flows from our operations will be sufficient to fund our operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,
	2011	2010	2009
	(In thousands)
Cash provided by operating activities	$1,310	$11,181	$7,447
Cash provided by (used in) investing activities	$12,566	$(19,743)	$(5,494)
Cash provided by financing activities	$7,393	$3,169	$3,194

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in areas such as research and development, sales and marketing and administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and typically collect in 30 to 60 days, although these time periods can vary and can be longer. In some cases, we prepay for license rights to third-party products which we incorporate into our products, in advance of such sales.

Cash flow provided by operating activities decreased by $9.9 million in fiscal 2011, primarily due to higher spending to support our growth, growth in inventory values, as well as factors related to timing of our cash collections and payment of our liabilities.  Cash provided by operating activities consisted of net loss of $11.5 million, adjusted by non-cash items of $16.5 million and cash used by changes in assets and liabilities of $3.6 million, which primarily consisted of (i) an increase of $9.1 million in accounts receivable, attributable to higher revenue in fiscal 2011 and timing of cash collections, (ii) increase of $8.7 million in inventory, primarily due to anticipated demand for our solutions in relation to lead times to produce such product by our contract manufacturers, as well as a purposeful build-up of inventory to mitigate any supply chain disruption resulting from the natural disaster in Japan  in March 2011 (iii) a combined decrease of $2.3 million in accounts payable, and accrued liabilities and others, partially offset by  (iv) an increase of  $8.9 million in deferred revenue, driven by higher post-contractual support billings resulting from the increase in our installed base (v) a decrease of $4.8 million in prepaid assets and other current assets, reflecting timing of expense recognition  and (vi) an increase of $2.7 million in accrued employee compensation.

Cash flow provided by operating activities increased by $3.7 million in fiscal 2010, primarily due to higher revenue growth and factors related to timing. Cash provided by operating activities consisted of net loss of $12.8 million, adjusted by non-cash items of  $13.7 million and cash provided by changes in assets and liabilities of $10.3 million, which primarily consisted of (i) an increase of $6.2 million in deferred revenue mainly due to the deferral of revenue from sales of post contractual support contracts exceeding the associated revenue recognized on new contracts in fiscal 2010, (ii) a net combined increase of $8.1 million in  accounts payable, accrued liabilities, and accrued employee compensation, mainly due to timing (iii) a decreases  in inventories of $1.9 million, partially offset by (iv) a $3.1 increase in accounts receivable, due to higher revenue in fiscal 2010 and timing of cash collections, and (v) a net increase of $2.8 million in prepaid expense and other assets.

Cash flow provided by operating activities decreased by $0.8 million in fiscal 2009, primarily due to factors related to timing. Cash used in operating activities consisted of net loss of $12.7 million, adjusted by non-cash items of $12.7 million and cash provided by changes in assets and liabilities of $7.5 million, which primarily consisted of an increase of $3.8 million in deferred revenue; and a net combined increase of $3.5 million in accounts payable, accrued liabilities, and accrued employee compensation.

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

Net cash flow provided by investing activities was $12.6 million in fiscal 2011, primarily comprised of $33.7 million proceeds from the sales and maturities of investments, offset by $11.4 million used in the acquisition of Agito, $5.9 million used  to purchase property and equipment, $3.1 million used to purchase investment securities, and $0.8 million used to purchase intangible assets.

We used $19.7 million in investing activities in fiscal 2010, primarily comprised of $23.8 million used to purchase investment securities, $4.6 million used to purchase property and equipment and $1.4 million used to purchase intangible assets, partially offset by proceeds of $10.1 million from the sale and maturities of investments.

We used $5.5 million in investing activities in fiscal 2009, primarily comprised of $35.1 million used to purchase investment securities, $4.1 million used to purchase intangible assets and $1.8 million used to purchase property and equipment, partially offset by proceeds of $35.5 million from the sale and maturities of investments.

Cash flows from financing activities

Cash flow provided by financing activities in fiscal 2011 was $7.4 million, primarily consisted of  proceeds of $7.9 million from the exercise of stock options, offset by $0.5 million used to pay taxes on vested and released stock awards.

Cash flow provided by financing activities in fiscal 2010 was $3.2 million, primarily consisted of proceeds of $3.1 million from the exercise of stock options and $0.2 million of excess tax benefit from stock options exercised, offset by $0.1 million used to pay taxes on vested and released stock awards.

Cash flow provided by financing activities in fiscal 2009 was $3.2 million, primarily consisted of proceeds of $3.0 million from the exercise of stock options and $0.2 million of excess tax benefit from stock options exercised.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
		1 Year
	(In thousands)
Operating lease obligations	$9,158	$1,632	$3,967	$1,988	$1,571
Software license commitments	813	250	500	63	-
Non-cancellable purchase commitments for finished goods	19,860	19,860	-	-	-
Total	$29,831	$21,742	$4,467	$2,051	$1,571

The table above excludes unrecognized tax benefits and related interest and penalties accrual of $0.1 million, as we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits. See Note 7 to the Consolidated Financial Statements in Item 8 for a discussion of income taxes.

We contract with independent sources to manufacture our products and purchase components from a variety of suppliers. During the normal course of business, in order to manage future demand for our products and to ensure adequate component supply, we enter into agreements with manufacturers and suppliers which allow us to procure inventory based upon criteria and timing that we define. Certain of these purchase commitments are firm, non-cancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. Although we believe that our judgments and estimates are reasonable under the circumstances, actual results may differ from those estimates.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Stock-based compensation;

•	Inventory valuation;

•	Accounting for income taxes, and

•	Goodwill and purchased-intangible assets.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See Risk Factors” for certain matters that may affect our future financial condition or results of operations.

Revenue Recognition

Our revenue is related to the sale of enterprise IP telecommunications systems, which include hardware, primarily phones and voice switches, and software components and may also include training, installation and post-contractual support for the products.  Our business strategy is centered on selling to enterprise customers through channel partners and value-added distributors, rather than directly. Hence, sales transactions in most instances are ultimately made to a channel partner.  Sales to value-added distributors allow us to leverage our existing distribution infrastructure and sales personnel.  In some instances, larger enterprise customers prefer to purchase directly from us. Many of these large account sales are channel partner-assisted and we compensate the channel partner in much the same way as if the channel partner had made the sale directly. The compensation to the channel partner is recorded as an offset to the revenues associated with the direct sale to the enterprise customer.

The typical system includes a combination of IP phones, switches and software applications.  For sales transactions made both directly and channel partners’ revenue is recognized at the time of shipment provided that all the provisions of revenue recognition have been met.  For sales made to value-added distributors, revenue is recognized at the time of sale by the distributor, provided all the provisions of revenue recognition have been met.  We recognize product revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with reseller partners generally do not include rights of return or acceptance provisions. Even though substantially all of the contractual agreements with reseller partners do not provide return privileges, there are circumstances for which we will accept a return. We maintain a reserve for such returns based on historical experience. The agreements with value-added distributors allow for limited rights of return of products generally purchased within the previous 90 days. In addition to such return rights, we generally offers price protection provisions to our value-added distributors when there is a permanent reduction of our sales prices.  In such cases , we are obligated to grant the distributor a credit for the difference between the change in the aggregate price of any amounts that have been purchased but unsold by the distributor as of the effective date of such decrease. To the extent that our agreements contain acceptance terms, we recognize revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances and product warranties are recorded at the time revenue is recognized based on our historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to account receivables on the balance sheet.

Our core software, which we refer to as “essential software,” is integrated with hardware and is essential to the functionality of the integrated system product. We also sell additional software which provides increased features and functions, but is not essential to the overall functionality of the integrated system products, which we refer to as ”non-essential software.” At the initial purchase, the customer generally bundles together the hardware, essential software, non-essential software, as needed, and can elect up to five years of post-contractual support. Thereafter, if the enterprise customer increases end users and functionality, it may add more hardware, software components, and related post-contractual support by purchasing them separately. We recognize revenue related to installation services and training upon delivery of the service.

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

(ii)
require an entity to allocate the revenue using estimated selling prices, or ESP, of the deliverables if there is no vendor specific objective evidence, or(VSOE, or third party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The new accounting standards became applicable to us beginning the first quarter of the 2011 fiscal year. We adopted this guidance for transactions that were entered into or materially modified on or after July 1, 2010 using the prospective basis of adoption.

The new accounting standards do not generally change the units of accounting for our revenue transactions. Most of the products and services continue to qualify as separate units of accounting. Many of our products have both software and non-software components that function together to deliver the essential functionality of the integrated system product. We analyze all of our software and non-software products and services and consider the features and functionalities of the individual elements and the stand-alone sales of those individual components among other factors, to determine which elements are essential or non-essential to the overall functionality of the integrated system product.

For transactions entered into prior to July 1, 2010, we recognized revenue based on industry specific software revenue recognition guidance. In accordance with industry specific software revenue recognition guidance, we utilized the residual method to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as post-contractual support, is deferred and the remaining portion of the arrangement consideration is recognized as product revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support based on the volume and pricing of the stand-alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period, which is typically one to five years.

For transactions entered into or materially modified on or after July 1, 2010, the total arrangement fees were allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE when available. When VSOE cannot be established, we attempt to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally our product offerings differ from those of our competitors and comparable pricing of our competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a stand-alone basis.

We have been able to establish VSOE for our professional and post contractual support services mainly based on the volume and the pricing of the stand-alone sales for these services within a narrow range. We establish our ESP for products by considering factors including, but not limited to, geographies, customer segments and pricing practices. The determination of ESP is made through consultation with and formal approval by our management. We regularly review VSOE, TPE and ESP and maintain internal controls over the establishment and updates of these estimates.

Our multiple element arrangements may include non-essential software deliverables that are subject to the industry specific software revenue recognition guidance. The revenue for these multiple element arrangements is allocated to the non-essential software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. As we have not been able to obtain VSOE for all of the non-essential software deliverables in the arrangement, revenue allocated to such non-essential software elements is recognized using the residual method in accordance with industry specific software revenue recognition guidance as we are able to obtain VSOE for the undelivered elements bundled with such non-essential software elements. Under the residual method, the amount of revenue recognized for the delivered non-essential software elements equaled the total allocated consideration less the VSOE of any undelivered elements bundled with such non-essential software elements.

Generally, we sell products directly to channel partners that market and sell our products to enterprise customers. In addition, we use value-added distributors that stock and sell our products to channel partners. We refer to this distribution approach as our two-tier distribution model.  When our solutions are sold by a distributor, revenue is recognized at the point in time in which it is sold by the distributor, which we refer to as the sell through method.

Allowance for Doubtful Accounts

We review our allowance for doubtful accounts on a quarterly basis by assessing individual accounts receivable that materially exceed due dates. Risk assessment for these accounts includes historical collections experience with the specific account and with our similarly situated accounts coupled with other related credit factors that may evidence a risk of default and loss to us. Accordingly, the amount of this allowance will fluctuate based upon changes in revenue levels, collection of specific balances in accounts receivable and estimated changes in customer’s credit quality or likelihood of collection. If the financial condition of our channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts represents management’s best estimate, but changes in circumstances, including unforeseen declines in market conditions and collection rates, may result in additional allowances in the future or reductions in allowances due to future recoveries.

Stock-Based Compensation

We measure all share-based payments to employees based on the grant date fair value of the awards and recognize these amounts in our consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). We amortize the fair value of share-based payments on a straight-line basis. We have never capitalized stock-based employee compensation cost.  Income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings are presented in the consolidated statements of cash flows as a financing activity.

Stock-based compensation expense recognized in the consolidated statements of operations has been reduced for forfeitures since it is based on awards ultimately expected to vest. If factors change and we employ different assumptions in the application of our option-pricing model in future periods or if we experience different forfeiture rates, the compensation expense that is derived may differ significantly from what we have recorded in the current year.

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

  Goodwill and Purchased-Intangible Assets

Goodwill is tested for impairment on an annual basis during our fourth fiscal quarter and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in fiscal 2011, 2010, or 2009.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to four years.  We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in fiscal 2011, 2010, or 2009.

Accounting for Income Taxes

We account for income taxes using the asset and liability method of accounting for income taxes. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit of which future realization is uncertain.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including our past earnings and the scheduling of deferred taxes and projected income from operating activities. As of June 30, 2011, we do not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. Our income tax benefit recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of the expected impact of recently issued accounting pronouncements.

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instrument contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates in the future. We had no forward exchange contracts outstanding as of June 30, 2011.

In addition, we currently hold our investment portfolio in accounts with three financial firms. While we do not invest our cash in obligations of these firms, if these firms were to experience financial or other regulatory difficulties, it might be difficult for us to access our investments in a timely manner.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2011 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $16.1 million at June 30, 2011. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points.

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total fair market value	$16,159	$16,108	$16,082	$16,031	$16,006	$15,955
Percentage change in fair market value	0.6%	0.3%	0.2%	(0.2)%	(0.3)%	(0.6)%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SHORETEL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of ShoreTel, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in the year ended June 30, 2011, the Company changed its method of recognizing revenue for multiple element arrangements in accordance with the Financial Accounting Standards Board’s Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements that include Software Elements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September  12, 2011

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$89,695	$68,426
Short-term investments	16,057	47,375
Accounts receivable, net of allowances of $737 and $876 as of June 30, 2011 and 2010, respectively	33,812	24,596
Inventories	19,062	10,300
Prepaid expenses and other current assets	3,540	7,779
Total current assets	162,166	158,476
Property and equipment - net	8,236	6,019
Goodwill	7,415	-
Intangible assets	8,570	5,025
Other assets	714	1,201
Total assets	$187,101	$170,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,394	$7,868
Accrued liabilities and other	8,533	10,061
Accrued employee compensation	11,022	8,261
Deferred revenue	26,362	19,450
Total current liabilities	52,311	45,640

Long-term deferred revenue	11,321	9,269
Other long-term liabilities	2,045	1,346
Total liabilities	65,677	56,255
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 47,455 and 45,370 shares as of June 30, 2011 and June 30, 2010, respectively	241,063	222,491
Accumulated other comprehensive income	40	191
Accumulated deficit	(119,679)	(108,216)
Total stockholders’ equity	121,424	114,466
Total liabilities and stockholders’ equity	$187,101	$170,721

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2011	2010	2009
	(Amounts in thousands, except per share amounts)
Revenue:
Product	$159,693	$117,138	$109,555
Support and services	40,419	31,326	25,267
Total revenue	200,112	148,464	134,822
Cost of revenue:
Product	52,957	40,471	38,149
Support and services	13,688	11,580	11,048
Total cost of revenue	66,645	52,051	49,197
Gross profit	133,467	96,413	85,625
Operating expense:
Research and development	45,548	33,596	30,724
Sales and marketing	74,859	55,973	44,652
General and administrative	25,230	19,888	19,596
Litigation settlement	-	-	4,110
Total operating expenses	145,637	109,457	99,082
Loss from operations	(12,170)	(13,044)	(13,457)
Other income (expense):
Interest income	498	408	1,399
Other income (expense), net	142	(324)	(258)
Total other income (expense)	640	84	1,141
Loss before income tax benefit (provision)	(11,530)	(12,960)	(12,316)
Income tax benefit (provision)	67	156	(343)
Net loss	$(11,463)	$(12,804)	$(12,659)
Net loss per common share, basic and diluted	$(0.25)	$(0.29)	$(0.29)
Shares used in computing net loss per common share, basic and diluted	46,177	44,804	43,714

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock and Additional Paid-In-Capital		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(Amounts in thousands)

BALANCE – July 1, 2008	43,341	$196,184	$(142)	$(76)	$(82,753)	$113,213
Common stock issued under stock-based compensation plans , net of taxes	1,021	3,004				3,004
Stock-based compensation expense		9,670	88			9,758
Vesting of accrued early exercised stock options		54				54
Income tax benefit related to stock option exercises		190				190
Components of comprehensive income:
Unrealized gain on short-term investments, net				212		212
Net loss					(12,659)	(12,659)
Comprehensive loss						(12,447)

BALANCE - June 30, 2009	44,362	209,102	(54)	136	(95,412)	113,772
Common stock issued under stock-based compensation plans , net of taxes	1,008	2,978				2,978
Stock-based compensation expense		10,600	54			10,654
Vesting of accrued early exercised stock options		18				18
Income tax benefit related to stock option exercises		(207)				(207)
Components of comprehensive income:
Unrealized gain on short-term investments, net				55		55
Net loss					(12,804)	(12,804)
Comprehensive loss						(12,749)

BALANCE - June 30, 2010	45,370	222,491	-	191	(108,216)	114,466
Common stock issued under stock-based compensation plans , net of taxes	2,085	7,393				7,393
Stock-based compensation expense		11,179				11,179
Components of comprehensive income:
Unrealized loss on short-term investments, net				(151)		(151)
Net loss					(11,463)	(11,463)
Comprehensive loss						(11,614)

BALANCE - June 30, 2011	47,455	$241,063	$-	$40	$(119,679)	$121,424

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,463)	$(12,804)	$(12,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,664	2,804	1,965
Amortization of premium on investments	610	217	27
Stock-based compensation expense	11,179	10,654	9,758
Excess tax benefit from stock options exercised	-	(191)	(190)
Loss on disposal of property and equipment and other assets	97	340	191
Deferred tax benefit	-	(26)	-
Provision (benefit) for doubtful accounts receivable	-	(83)	1,066
Changes in assets and liabilities, net of the effect of acquisition:
Accounts receivable	(9,156)	(3,059)	(611)
Inventories	(8,701)	1,851	203
Prepaid expenses and other current assets	4,299	(4,022)	480
Other assets	520	1,179	(85)
Accounts payable	(1,333)	(325)	1,796
Accrued liabilities and other	(929)	5,052	2,332
Accrued employee compensation	2,654	3,366	(652)
Deferred revenue	8,869	6,228	3,826
Net cash provided by operating activities	1,310	11,181	7,447

Cash flows from investing activities:
Purchases of property and equipment	(5,883)	(4,650)	(1,842)
Purchases of investments	(3,136)	(23,835)	(35,087)
Proceeds from sale/maturities of investments	33,694	10,145	35,558
Purchase of software licenses, patents and other intangible assets	(770)	(1,403)	(4,123)
Proceeds from sale of property and equipment	36	-	-
Acquisition of business, net of cash acquired	(11,375)	-	-
Net cash provided by (used in) investing activities	12,566	(19,743)	(5,494)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,915	3,103	3,004
Taxes paid on vested and released stock awards	(522)	(125)	-
Excess tax benefit from stock options exercised	-	191	190
Net cash provided by financing activities	7,393	3,169	3,194

Net increase (decrease) in cash and cash equivalents	21,269	(5,393)	5,147
Cash and cash equivalents at beginning of year	68,426	73,819	68,672
Cash and cash equivalents at end of year	$89,695	$68,426	$73,819

Supplemental cash flow disclosure:
Cash paid (refunds received) for taxes	$(2,105)	$(156)	$1,196

Noncash financing and investing activities:
Unpaid portion of property and equipment purchases included in period-end accounts payable	$191	$647	$196
Vesting of accrued early exercised stock options	$-	$18	$54
Unpaid portion of purchases of other assets included in period-end accounts payable and accrued liabilities	$-	$-	$215

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

Fiscal Year End - The Company operates on a fiscal year ending June 30.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries located in Germany, the United Kingdom, Singapore and Australia. All transactions and balances between the parent and the subsidiaries have been eliminated in consolidation. The functional currency of the subsidiaries is the U.S. dollar. Functional currency monetary assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income (expense).

Reclassifications - Certain reclassifications have been made to the previous periods to conform to fiscal 2011 presentation, including a reclassification of $0.3 million of finished goods inventory held by distributors from Prepaid and other current assets to Inventories on the consolidated balance sheet at June 30, 2010.  These reclassifications had no effect on the Company's total assets, total liabilities, results of operations or cash flows.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The use of estimates are included in certain areas including revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory and other assets valuation, accounting for income taxes and accounting for goodwill and purchased intangible assets.  Actual results could differ from those estimates.

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of June 30, 2011, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2011 and 2010, no enterprise customer, channel partner or distributor accounted for more than 10% of total accounts receivable. For the years ended June 30, 2011, 2010, and 2009, no enterprise customer, channel partner or distributor accounted for more than 10% of total revenue.

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. Refer to Note 5 to the Consolidated Financial Statements for discussion of the methods used to determine the fair value of short-term investments.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.  The Company’s cash and cash equivalents are maintained with various financial institutions.

Investments - The Company’s short-term investments are comprised of U.S. Government agency securities, corporate notes and commercial paper. These investments are held in the custody of three major financial institutions. The specific identification method is used to determine the cost basis of disposed fixed income securities. At June 30, 2011 and 2010, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

The Company recognizes an impairment charge when a decline in the fair value of its investments is considered to be other-than-temporary.  An impairment is considered other-than-temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income (OCI). In estimating the amount and timing of cash flows expected to be collected, the Company considers all available information including past events, current conditions, the remaining payment terms of the security, the financial condition of the issuer, expected defaults, and the value of underlying collateral.

Allowance for Doubtful Accounts - The Company records an allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,
	2011	2010	2009
Allowance for doubtful accounts - beginning	$876	$1,330	$414
Current period provision (benefit)	-	(83)	1,066
Write-offs charged to allowance (net of recoveries)	(139)	(371)	(150)
Allowance for doubtful accounts - ending	$737	$876	$1,330

Inventories - Inventories, which consist principally of raw materials, finished goods and inventories held by distributors are stated at the lower of cost or market, with cost being determined under a standard cost method that approximates first-in, first-out.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the lease term.

Goodwill and Purchased-Intangible Assets - Goodwill is tested for impairment on an annual basis during the Company’s fourth fiscal quarter and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The Company has one reporting unit. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in the fiscal years ended June 30, 2011, 2010 and 2009.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to four years. The Company performs a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in the fiscal years ended June 30, 2011, 2010 and 2009.

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

Revenue Recognition - The Company’s revenue is related to the sale of enterprise IP telecommunications systems, which include hardware, primarily phones and voice switches, and software components and may also include training, installation and post-contractual support for the products. The Company’s business strategy is centered on selling to enterprise customers through channel partners and value-added distributors, rather than directly. Hence, sales transactions in most instances are ultimately made to a channel partner.  Sales to value-added distributors allow the Company to leverage its existing distribution infrastructure and sales personnel.  In some instances, larger enterprise customers prefer to purchase directly from the Company.  Many of these large account sales are channel partner-assisted and the Company compensates the channel partner in much the same way as if the channel partner had made the sale directly. The compensation to the channel partner is recorded as an offset to the revenues associated with the direct sale to the enterprise customer.

The typical system includes a combination of IP phones, switches and software applications.  For sales transactions made both directly and channel partners and distributors revenue is recognized at the time of shipment provided that all the provisions of revenue recognition have been met.  For sales made to value-added distributors, revenue is recognized at the time of sale by the distributor, provided all the provisions of revenue recognition have been met.  We recognize product revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with reseller partners generally do not include rights of return or acceptance provisions. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which the Company will accept a return.The Company maintains a reserve for such returns based on historical experience with reseller partners. The agreements with the Company’s value-added distributors allow for limited rights of return of products generally purchased within the previous 90 days.  In addition to such return rights, the Company generally offers price protection provisions to its distributors when there is a permanent reduction of its sales prices.  In such cases , the Company is obligated to grant the distributor a credit for the difference between the change in the aggregate price of any amounts that have been purchased but unsold by the distributor as of the effective date of such decrease. To the extent that the Company’s agreements contain acceptance terms, the Company recognizes revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances and product warranties are recorded at the time revenue is recognized based on the Company’s historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to accounts receivable on the balance sheet.

The Company’s core software, which we refer to as  “essential software,” is integrated with hardware and is essential to the functionality of the integrated system product. The Company also sells additional software which provides increased features and functions, but is not essential to the overall functionality of the integrated system products, which we refer to as  “non-essential software.” At the initial purchase, the customer generally bundles together the hardware, essential software, non-essential software, as needed, and up to five years of post-contractual support. Thereafter, if the enterprise customer increases end users and functionality, it may add more hardware, software components, and related post-contractual support by purchasing them separately. The Company recognizes revenue related to installation services and training upon delivery of the service.

Generally, the Company sells products directly to channel partners that market and sell its products to enterprise customers. In addition, the Company uses value-added distributors that stock and sell its products to channel partners. The Company refers to this distribution approach as its two-tier distribution model.  When the Company’s solutions are sold by a distributor, revenue is recognized at the point in time in which it is sold by the distributor, which we refer to as the sell through method.

The Company has arrangements with its channel partners under which the Company reimburses the resellers for cooperative marketing costs meeting specified criteria. The reimbursements are limited to 50% of the actual costs charged to the channel partners by third-party vendors for advertising, trade show activities and other related sales and marketing activities for which the Company receives an identifiable benefit (goods and services that the Company could have purchased directly from third-party vendors), subject to a limit of the total cooperative marketing allowance earned by each channel partner. The Company records the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses on the consolidated statements of operations, and maintains estimated accruals and allowances for these programs.

 In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2009-13 (“ASU 2009-13”), which amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In addition, in October 2009, the FASB issued ASU 2009-14, which:

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

The new accounting standards became applicable to the Company beginning the first quarter of its 2011 fiscal year. The Company adopted this guidance for transactions that were entered into or materially modified on or after July 1, 2010 using the prospective basis of adoption.

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

For transactions entered into prior to July 1, 2010, the Company recognized revenue based on industry specific software revenue recognition guidance. In accordance with industry specific software revenue recognition guidance, the Company utilized the residual method to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered elements, such as post-contractual support, is deferred and the remaining portion of the arrangement consideration is recognized as product revenue. VSOE of fair value is limited to the price charged when the same element is sold separately. VSOE of fair value is established for post-contractual support based on the volume and pricing of the stand-alone sales within a narrow range. The fair value of the post-contractual support is recognized on a straight-line basis over the term of the related support period, which is typically one to five years.

For transactions entered into or materially modified on or after July 1, 2010, the total arrangement fees were allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE when available. When VSOE cannot be established, the Company attempts to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally the Company’s product offerings differ from those of its competitors and comparable pricing of its competitors is often not available. Therefore, the Company is typically not able to determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement fees. The ESP for a deliverable is determined as the price at which the Company would transact if the products or services were sold on a stand-alone basis.

The Company has been able to establish VSOE for its professional and post contractual support services mainly based on the volume and the pricing of the stand-alone sales for these services within a narrow range. The Company establishes its ESP for products by considering factors including, but not limited to, geographies, customer segments and pricing practices. The determination of ESP is made through consultation with and formal approval by the Company’s management. The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates.

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

Total revenue as reported and pro forma total revenue that would have been reported for the year ended June 30, 2011, if the transactions entered into or materially modified on or after July 1, 2010 were subject to previous accounting guidance, are shown in the following table (in thousands):

	Year ended June 30, 2011
	As Reported	Pro Forma Basis as if The Previous Accounting Guidance were in Effect	Impact of adoption of the Accounting Standards Updates
Revenue
Product	$159,693	$159,418	$275
Support and services	40,419	40,419	-
Total revenue	$200,112	$199,837	$275
Deferred revenue	$37,683	$37,958	$(275)

The impact to total revenue for the year ended June 30, 2011 of the new revenue accounting guidance was primarily to increase product revenues by $0.3 million.

The new accounting guidance for revenue recognition did not have a significant effect on total revenues in periods after the initial adoption when applied to multiple element arrangements due to the existence of VSOE for most of the Company’s service offerings which remain undelivered after the software and non-software tangible products are delivered at the inception of the arrangement. The Company’s future revenue recognition for multiple element arrangements is not expected to differ materially from the results in the current period. However, as the Company’s marketing and product strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP which could impact future revenues. As a result, the Company’s future revenue recognition for multiple elements arrangements could differ materially from the results in current period.

Warranties - The majority of the Company’s products are covered by a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized based on historical experience. The determination of such provision requires the Company to make estimates of product return rates and expected costs to repair or replace the product under warranty. If actual costs differ significantly from these estimates, additional amounts are recorded when such costs are probable and can be reasonably estimated. The provisions for product warranties are recorded within cost of goods sold on the statement of operations and included within accrued liabilities and other on the balance sheet.

The change in accrued warranty expense is summarized as follows (in thousands):

	June 30,
	2011	2010	2009
Accrued warranty balance - beginning	$315	$261	$239
Current period accrual	160	330	292
Warranty expenditures charged to accrual	(66)	(276)	(270)
Accrued warranty balance - ending	$409	$315	$261

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

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2011, 2010 and 2009 (in thousands):

	Year Ended June 30,
	2011	2010	2009
Cost of product revenue	$123	$139	$113
Cost of support and services revenue	678	838	799
Research and development	3,497	3,064	2,829
Sales and marketing	3,140	3,400	3,468
General and administrative	3,741	3,213	2,549
Total stock-based compensation expense	$11,179	$10,654	$9,758

Compensation expense related to equity instruments issued to nonemployees is recognized as the equity instruments vest.  At each reporting date, the Company revalues the compensation.  As a result, stock-based compensation expense related to unvested equity instruments issued to nonemployees fluctuates as the fair value of the Company’s common stock fluctuates. The Company uses the Black-Scholes option-pricing model to value options granted to non-employees, and the related expense is recognized over the period in which the related services are received.

Foreign currency translation - The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs, however, the majority of sales transactions are denominated in U.S. dollars. Foreign currency denominated sales, costs and expenses are recorded at the average exchange rates during the year. Gains or losses resulting from foreign currency transactions are included in other income on the consolidated statements of operations.

Comprehensive income (loss) - Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which is a separate component of stockholders’ equity. Accumulated other comprehensive income (loss) only includes unrealized gains and losses on the Company’s available-for-sale securities. Other comprehensive income (loss) for fiscal years 2011, 2010 and 2009 is disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement and is intended to result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in ASU 2011-04 are effective for public entities for interim and fiscal year beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. The guidance is limited to enhanced disclosures, and it is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income ("OCI") in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of shareholders’ equity and comprehensive income (loss). One option allows an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income.  Alternatively, companies may present an OCI statement separate from the net income statement; however, the two statements will have to appear consecutively within a financial report.  This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of this standard is not expected to have a material impact on its financial statements.

2. Business Combination

On October 19, 2010, the Company acquired Agito Networks, Inc. (“Agito”), a leader in platform-agnostic enterprise mobility, for total cash consideration of $11.4 million. The acquisition of Agito expands and enhances the Company’s product offering by adding Agito’s mobility solution to the Company’s existing range of products, software and services. In accordance with ASC 805, Business Combinations, the total consideration paid for Agito was first allocated to the net tangible assets acquired based on the estimated fair values of the assets at the acquisition date.  The excess of the fair value of the consideration paid over the fair value of Agito’s net tangible and identifiable intangible assets acquired resulted in the recognition of goodwill of approximately $7.4 million, primarily related to expected synergies to be achieved in connection with the acquisition. The goodwill recognized is deductible for income tax purposes. The table below shows the allocation of the purchase price to tangible and intangible assets and liabilities assumed (in thousands):

Tangible assets	$261
Goodwill	7,415
Intangible assets	4,220
Liabilities assumed	(521)
$11,375

The Company recorded revenues of $0.7 million for year ended June 30, 2011 from the mobility solutions products acquired from Agito. The Company has integrated the mobility solutions business into its own business operations, and therefore, unable to report expenses or earnings related to the acquired business. The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Agito as though the companies were combined as of the beginning of fiscal year 2010. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, adjustments to interest expenses for certain borrowings and exclusion of acquisition-related expenses and their related tax effects as though the companies were combined as of the beginning of fiscal year 2010. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2010.

	Year Ended June 30,
(In thousands, except per share amounts )
	(Unaudited)	(Unaudited)
	2011	2010
Total revenue	$200,555	$149,958
Net loss	$(12,696)	$(18,846)
Basic and diluted earnings per share	$(0.28)	$(0.42)

3. BALANCE SHEET COMPONENTS

Balance sheet components consisted of the following:

	As of June 30,
	2011	2010
	(Amounts in thousands)
Inventories:
Raw materials	$283	$335
Distributor inventory	1,090	346
Finished goods	17,688	9,619
Total inventories	$19,062	$10,300

Property and equipment:
Computer equipment and tooling	$10,868	$9,559
Software	2,311	1,354
Furniture and fixtures	1,925	1,196
Leasehold improvements & others	2,568	583
Total property and equipment	17,672	12,692
Less accumulated depreciation and amortization	(9,436)	(6,673)
Property and equipment – net	$8,236	$6,019

Deferred revenue:
Product	$3,195	$966
Support and services	34,488	27,753
Total deferred revenue	$37,683	$28,719

Intangible assets:

The following is a summary of the Company’s intangible assets (in thousands):

	June 30, 2011			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$2,935	$(1,022)	$1,913	$2,310	$(532)	$1,778
Technology	6,127	(861)	5,266	-	-	-
Customer relationships	300	(30)	270	-	-	-
Intangible assets in process	1,121	-	1,121	3,247	-	3,247
Intangible assets	$10,483	$(1,913)	$8,570	$5,557	$(532)	$5,025

The Company acquired $2.8 million of identifiable technology, $0.3 million of customer relationships and $1.1 million of other intangible assets in-process from Agito as a part of the business combination discussed in Note 2. The intangible assets are being amortized over useful lives ranging from 3 years to 4 years.

Amortization of intangible assets for the years ended June 30, 2011, 2010 and 2009 was $1.4 million, $0.4 million and $0.1 million, respectively.

The estimated future amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2012	$2,430
2013	2,430
2014	2,014
2015	458
2016	62
Thereafter	55
Total	$7,449

 4. SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate notes	$6,105	$24	$-	$6,129
U.S. Government agency securities	9,912	16	-	9,928
Total short-term investments	$16,017	$40	$-	$16,057

	June 30, 2010
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Corporate notes and commercial paper	$33,280	$142	$(50)	$33,372
U.S. Government agency securities	13,904	99	—	14,003
Total short-term investments	$47,184	$241	$(50)	$47,375

The following table summarizes the maturities of the Company’s short-term investments by contractual maturity at June 30, 2011 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$16,017	$16,057
Due in 1 to 3 years	-	-
	$16,017	$16,057

The following table summarizes the maturities of the Company’s short-term investments at June 30, 2010 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$33,956	$34,133
Due in 1 to 3 years	13,228	13,242
	$47,184	$47,375

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

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$72,445	$72,445	$-	$-
Short-term investments:
Corporate notes and commercial paper	6,129	-	6,129	-
U.S. Government agency securities	9,928	-	9,928	-
Total financial instruments measured and recorded at fair value	$88,502	$72,445	$16,057	$-

The above table excludes $17.2 million of cash balances on deposit at banks.

	June 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$51,660	$51,660	$-	$-
Short-term investments:
Corporate notes and commercial paper	33,372	-	33,372	-
U.S. Government agency securities	14,003	-	14,003	-
Total financial instruments measured and recorded at fair value	$99,035	$51,660	$47,375	$-

The above table excludes $16.8 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market price in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the a) actual experience gained from the purchases and redemption of investment securities, b) quotes received on similar securities obtained when purchasing securities and c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. We reviewed our financial and non-financial assets and liabilities for the years ended June 30, 2011 and 2010 and concluded that there were no material impairment charges during each of these years.

6. NET LOSS PER COMMON SHARE

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares during the period. Diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares used in the basic net loss per common share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Year Ended June 30,
	2011	2010	2009

Numerator:
Net loss	$(11,463)	$(12,804)	$(12,659)
Denominator:
Weighted average common shares outstanding	46,177	44,811	43,756
Weighted average common shares subject to repurchase	-	(7)	(42)
Weighted average common shares outstanding (basic and diluted)	46,177	44,804	43,714
Net loss per share
Basic and diluted	$(0.25)	$(0.29)	$(0.29)

Anti-dilutive common equivalent shares related to stock-based awards excluded from the calculation of diluted shares were approximately 9.1 million, 8.3 million, and 7.7 million for the years ended June 30, 2011, 2010 and 2009 respectively.

7. INCOME TAXES

The components of loss before income taxes consist of the following (in thousands):

	Year Ended June 30,
	2011	2010	2009
Domestic	$(11,981)	$(13,196)	$(12,462)
Foreign	451	236	146
Total	$(11,530)	$(12,960)	$(12,316)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended June 30,
	2011	2010	2009
Current:
Federal	$(415)	$(392)	$100
State	149	125	165
Foreign	207	137	78
	$(59)	$(130)	$343

Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	(8)	(26)	-
	$(8)	$(26)	$-
Income tax provision (benefit)	$(67)	$(156)	$343

The difference between the income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to loss before income tax benefit (provision) is as follows (in thousands):

	Year Ended June 30,
	2011	2010	2009
Income tax provision at federal statutory rate	$(3,921)	$(4,415)	$(4,187)
Stock-based compensation	105	471	71
Credits	(1,622)	(3,032)	(2,162)
State taxes	149	112	118
NOL carryback	(299)	(5,348)	-
Other	288	648	(15)
Increase (decrease) in valuation allowance	5,233	11,408	6,518
Total	$(67)	$(156)	$343

Significant components of deferred tax assets consist of the following (in thousands):

	June 30,
	2011	2010
Net operating loss carryforwards	$21,191	$4,777
Tax credit carryforwards	9,122	5,653
Other	13,983	12,986
Total deferred tax assets	44,296	23,416
Less valuation allowance	(44,235)	(23,363)
Net deferred tax assets	$61	$53

During the year ended June 30, 2011, the increase in total deferred tax assets of $20.9 million and related increase in the valuation allowance of $20.9 million was primarily related to the increase in gross net operating loss and tax credit carryforwards resulting from the favorable tax ruling from the Internal Revenue Service in March 2010.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including the Company’s past earnings and the scheduling of deferred tax liabilities and projected income from operating activities. As of June 30, 2011, management does not believe it is more likely than not that the net deferred tax assets relating to U.S. federal and state operations are realizable. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. The Company’s future income tax expense (benefit) will be affected in the event changes to the valuation allowance are required.

As of June 30, 2011, the Company had federal and California tax credit carryforwards of $5.6 million and $5.4 million, respectively. The federal tax credit carryfowards expire at various dates between 2024 and 2032. The California tax credits may be carried forward indefinitely. The Company also had California and other state net operating loss carryforwards of approximately $18.2 million and $14.3 million, respectively, which expire at various dates between 2016 and 2032.

The undistributed earnings from the Company’s foreign subsidiaries are not subject to a U.S. tax provision because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of June 30, 2011, the determination of the unrecorded deferred tax liability related to these earnings was not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company's foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

In March 2010, the Company received a favorable tax ruling from the Internal Revenue Service related to the methodology that the Company used to analyze its various equity transactions to determine whether a change in ownership had occurred as defined by Section 382 of the Internal Revenue Code.  As a result of the ruling on the methodology, the Company  performed Section 382 studies in 2011 and 2010 that resulted in approximately $51.4 million of net operating losses ($25.8 million in fiscal year 2011 and $25.6 million in fiscal year 2010) that were previously limited under Section 382 became available to the Company to offset future taxable income and to recapture previously paid taxes. The Company established a full valuation allowance against these net operating losses.

 During fiscal 2011, the Company received a refund of approximately $1.7 million based on an amended fiscal 2008 federal income tax return filed in fiscal 2010.  The refund was due to a carryback of available net operating losses.  During fiscal 2011, the Company filed amended fiscal 2006, 2007 and 2008 returns to claim tax refunds for the carryback of AMT losses incurred in fiscal 2010.  The refund was received during fiscal 2011, totaling approximately $0.6 million, of which approximately $0.3 million was recorded as a tax benefit in the fiscal 2011 tax provision.

After accounting for the additional net operating losses made available under Section 382 as a result of the favorable tax ruling and the carryback of net operating losses used to generate tax refund claims, the Company had federal net operating loss carryforwards of approximately $59.5 million as of June 30, 2011.  The federal net operating loss carryforwards expire at various dates between 2023 and 2032.

The "Worker, Homeownership and Business Assistance Act of 2009" was enacted in November 2009. Under this Act, businesses with net operating losses for 2008 and 2009 (the Company’s fiscal years 2009 and 2010 respectively) may carry back those losses for up to five years.  As noted above, the Company filed refund claims for the carryback of AMT losses incurred in fiscal 2010.

The “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” (the “2010 Tax Act”) was enacted in December 2010, which extended the R&D credit for qualifying activities through December 31, 2011 and extended the bonus depreciation provisions for qualifying property acquired after September 8, 2011 and before January 1, 2012.  In addition, the 2010 Tax Act increased the qualifying percentage deduction for bonus depreciation from 50% to 100% for acquired property made during this time.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. As of June 30, 2011 and June 30, 2010, the Company's total amount of unrecognized tax benefit was approximately $3.1 million and $2.1 million, respectively. These amounts are primarily related to the Company's research and development tax credits and tax accruals.

 A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for fiscal 2011 and 2010 is as follows (in thousands):

	June 30,
	2011	2010	2009
Beginning balance	$2,091	$1,540	$1,525
Decrease in tax positions for prior years	(183)	-	(435)
Increase in tax positions for current year	1,166	551	450
Ending balance	$3,074	$2,091	$1,540

As of June 30, 2011, the Company's total amount of unrecognized tax benefit was approximately $3.1 million of which only $0.1 million, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. Management determined that no accrual for interest and penalties was required as of June 30, 2011.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2000 through 2011 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

8. COMMON STOCK

Common Shares Reserved for Issuance

At June 30, 2011, the Company had reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	13,602
Reserved under employee stock purchase plan	534
Total	14,136

9. EMPLOYEE BENEFIT PLANS

Equity Stock Incentive Plans

The Company grants nonqualified (“NSO”) and incentive stock options (“ISOs”), restricted stock awards, and restricted stock units to officers, directors, employees and consultants under the 2007 Equity Incentive Plan (“2007 Plan”), which is the successor to the 1997 Plan. The 2007 Plan, provides for the granting of ISOs and NSOs for over a period not to exceed ten years and at exercise prices that are not less than 100% and 85%, respectively, of the estimated fair market value of the Company’s common stock on the date of grant as determined by the Board of Directors. Stock options issued under the 2007 Plan generally vest ratably over four years from the date of grant, and restricted stock units issued under the 2007 Plan generally vest 25% at one year or 50% at two years from the date of grant and 1/48th monthly thereafter.

The 2007 Plan provides for automatic annual increases of shares available for issuance of up to 5% of the number of common shares then outstanding.  In fiscal 2011 and 2010, the Board of Directors increased the number of shares authorized and available for issuance under the 2007 Plan by 2.2 million and 2.2 million shares, respectively, pursuant to the automatic increase provision. As of June 30, 2011, the Company had 5.0 million shares of common stock available for issuance under the 2007 Plan.

Tender Offer

On January 2, 2009, the Company filed with the SEC a Schedule TO with respect to a proposed stock option exchange program under which all U.S. employees of the Company holding stock options with exercise prices greater than $9.50 per share could tender their options in exchange for an equivalent number of new stock options to be granted under the 2007 Plan (“Tender Offer”). In connection with the Tender Offer, the Company accepted for exchange, options to purchase 3,215,000 shares of its common stock from 212 employees, representing 99% of the eligible shares. In exchange for the options surrendered, the Company issued new (replacement) options to purchase 3,215,000 shares of its common stock at an exercise price of $4.82. The new stock options vest over four years, with either (i) 25% of the shares vesting on the first anniversary of the date of grant, and the remainder vesting ratably on a monthly basis over the remaining three years or (ii) 50% of the shares vesting on the second anniversary of the date of grant, and the remainder vesting ratably on a monthly basis over the remaining years. The vesting schedule for the employee was determined based on the vesting schedule of the surrendered options.   The fair value of the new options was measured as the total of the unrecognized compensation cost of the original options tendered, plus the incremental compensation cost of the replacement (new) options, which was measured as the excess of fair value of the replacement (new) options over the fair value of the original options immediately before cancellation based on the share price and other pertinent factors at that date.

The Company incurred an incremental stock-based compensation cost of $3.0 million, net of estimated forfeitures, which together with $14.8 million of unamortized expense on the original options, are being recognized on a straight basis over the vesting period of the new options.

The following table summarizes the Company’s stock option activities for the fiscal year ended June 30, 2011 (in thousands, except per share amounts):

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Intrinsic Value

Balance at July 1, 2010	7,492	$4.59
Options granted	2,526	$7.00
Options exercised	(1,308)	$3.58
Options cancelled/forfeited	(779)	$5.37
Balance at June 30, 2011	7,931	$5.45	6.83	$38,172
Options exercisable at June 30, 2011	3,486	$4.44	5.47	$20,348
Vested and expected to vest at June 30, 2011	7,278	$5.35	6.68	$35,760

The weighted-average grant-date fair value of options granted during the years ended June 30 2011, 2010, and 2009 was $3.55, $3.55, and $5.72, respectively. The total intrinsic value for options exercised in the years ended June 30, 2011, 2010 and 2009 was $6.4 million, $2.1 million and $1.5 million, respectively, and represents the difference between the fair value of the Company’s common stock at the dates of exercise and the exercise price of the options.

 The following table summarizes information about outstanding and exercisable options at June 30, 2011:

Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(Amounts in thousands, except per share data and contractual life)
$0.10 – 0.40	232	3.27	$0.33
$0.80 – 1.00	351	4.54	0.85
$2.50 – 3.20	403	5.26	3.13
$3.50 – 4.80	1,086	8.67	4.39
$4.82	2,204	4.63	4.82
$4.93 – 5.08	681	6.77	4.97
$5.10 - 6.08	709	7.38	5.60
$6.09 - 8.29	1,454	9.05	7.18
$8.41 - 11.40	789	8.85	10.27
$12.55 – 15.41	22	6.21	13.48
Total Outstanding	7,931	6.83	$5.45

Stock-based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of the following assumptions: (i) the expected volatility of the Company’s common stock, which is based on volatility data of certain peer companies; (ii) the expected term which is the period that the Company’s stock-based awards are expected to be outstanding, and the Company has elected to use the “simplified method” as prescribed by authoritative guidance to compute expected term; (iii) an expected dividend yield, which is assumed to be 0% as the Company has not paid and, as of the date of grant, did not anticipate paying dividends in the foreseeable future; and (iv) a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect on the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to expected term of the option award. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following assumptions for the years ended June 30, 2011, 2010 and 2009:

	Year Ended June 30,
	2011	2010	2009
Expected life from grant date of option	5.75-6.26 years	6.08-6.50 years	4.58-6.46 years
Risk-free interest rate	1.43-2.12%	2.26-2.47%	1.76-3.11%
Expected volatility	57%	57-58%	58-59%
Expected dividend yield	0%	0%	0%

As of June 30, 2011 total unrecognized compensation cost related to stock options granted to employees and non-employee directors was $16.8 million, net of estimated forfeitures, which the Company expects to recognize over 3.0 years.

Employee Stock Purchase Plan

On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st  and November 1st  each year. Under the ESPP, employees purchase shares of the Company's common stock at 90% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower. The ESPP was amended in November 2010 to permit employees to purchase shares of the Company’s common stock at 85% of market value at either the beginning of the offering period or the end of the offering period, whichever price is lower, effective for the offering period commencing on and after May 1, 2011.

In February of fiscal year 2011 and 2010, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 469,980 shares and 449,000 shares, respectively.

The fair value of stock purchase rights granted under the ESPP is estimated using the Black-Scholes option pricing model, based on the following assumptions for the years ended June 30, 2011, 2010 and 2009:

	Year Ended June 30,
	2011	2010	2009
Expected life from grant date of ESPP	0.50 years	0.50 years	0.50 years
Risk-free interest rate	0.10-0.20%	0.16-0.26%	0.31-1.81%
Expected volatility	46-52%	46-138%	92-138%
Expected dividend yield	0%	0%	0%

Expenses related to shares issued under the ESPP are included in stock-based compensation expense. The Company issued 577,193 shares and 484,721 shares under the ESPP in fiscal 2011 and 2010, respectively, at a weighted average price per share of $5.60 and $5.05, respectively.

Restricted Stock Awards and Restricted Stock Units

Restricted stock award and restricted stock unit activity for the year ended June 30, 2011 is as follows (in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding - July 1, 2010	809	$5.80
Awarded	913	$5.61
Released	(289)	$5.95
Forfeited	(237)	$5.80
Outstanding - June 30, 2011	1,196	$5.62

The weighted average grant-date fair value of restricted stock awards granted during fiscal 2011, 2010 and 2009 was $5.1 million, $2.8 million, and $3.0 million, respectively. As of June 30, 2011, total unrecognized compensation cost related to restricted stock units awarded to employees and directors was $4.0 million, net of estimated forfeitures, which the Company expects to recognize over 3.0 years.

 As permitted under the 2007 Plan, in fiscal 2011, the Company issued 51,435 shares of restricted stock, with a fair value of $0.4 million, to non-employee directors electing to receive them in lieu of an annual cash retainer. These shares were issued quarterly and vest immediate upon issuance.

10. LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation – At June 30, 2011, the Company is not a party to any material litigation.

General - The Company is involved in litigation from time to time relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter channel partners and distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products.

Leases - The Company leases its facilities under non-cancelable operating leases which expire at various times through 2015. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the non-cancelable leases as of June 30, 2011, are as follows (in thousands):

Years Ending June 30,
2012	$1,632
2013	2,037
2014	1,930
2015	1,122
2016	866
Therafter	1,571
Total	$9,158

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted to U.S. dollars at the interbank exchange rate on June 30, 2011.

Rent expense for the years ended June 30, 2011, 2010, and 2009, was $1.9 million, $1.4 million, and $1.9 million, respectively.

Purchase commitments - As of June 30, 2011, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $19.9 million.

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

11. SEGMENT INFORMATION

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

The following presents total revenue by geographic region (in thousands):

	Year Ended June 30,
	2011	2010	2009
United States of America	$177,049	$133,248	$125,321
International	23,063	15,216	9,501
Total	$200,112	$148,464	$134,822

12. EMPLOYEE 401(K) PLAN

Employee 401(k) Plan - The Company adopted a defined contribution retirement plan which has been determined by the Internal Revenue Service (IRS”) to be qualified as a 401(k) plan (the “Plan”). The Plan covers substantially all employees. The Plan provides for voluntary tax deferred contributions of 1 -20% of gross compensation, subject to certain IRS limitations. Based on approval by the Board of Directors, the Company may make matching contributions to the Plan. The Company has not made any matching contributions to the Plan since inception of the Plan.

13. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net loss and earnings per share by quarter for the fiscal years ended June 30, 2011 and 2010. This data was derived from the Company’s unaudited consolidated financial statements.

	Three Months Ended
	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009

	(In thousands, except per share amounts)

Total revenue	$56,527	$51,577	$47,729	$44,279	$42,223	$37,034	$35,457	$33,750

Gross profit	37,091	35,083	31,757	29,536	27,864	24,052	22,864	21,633

Net loss	(1,745)	(2,382)	(3,691)	(3,645)	(3,693)	(4,489)	(2,496)	(2,126)

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.08)	$(0.08)	$(0.08)	$(0.10)	$(0.06)	$(0.05)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2011 of the Company and our report dated September 12, 2011, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the change in the Company’s method for recognizing revenue from the adoption of new accounting standards.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 12, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements - See Index to Financial Statements at page 48 of this Report.

(2) Financial Statement Schedule - Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes to those financial statements.

(3) Exhibits - See Exhibit Index at page 76 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-Kto be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September 2011.

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

Name	Title	Date

/s/ PETER BLACKMORE	President and	September 12, 2011
Peter Blackmore	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ MICHAEL E. HEALY	Chief Financial Officer	September 12, 2011
Michael E. Healy	(Principal Financial Officer and
Principal Accounting Officer)
/s/ GARY J. DAICHENDT	Chairman of the Board	September 12, 2011
Gary J. Daichendt

/s/ EDWIN J. BASART	Director	September 12, 2011
Edwin J. Basart

/s/ MARK F. BREGMAN	Director	September 12, 2011
Mark F. Bregman

/s/ KENNETH DENMAN	Director	September 12, 2011
Kenneth Denman

/s/ MICHAEL GREGOIRE	Director	September 12, 2011
Michael Gregoire

/s/ CHARLES D. KISSNER	Director	September 12, 2011
Charles D. Kissner

/s/ EDWARD F. THOMPSON	Director	September 12, 2011
Edward F. Thompson

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1(1)	Third Restated Certificate of Incorporation of the Registrant.

3.2(9)	Third Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Registrant’s Common Stock certificate.

4.2(1)	Seventh Amended and Restated Rights Agreement dated October 20, 2004 by and among the Registrant and certain of its equity holders.

10.1(1)	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.

10.2(1) +	1997 Stock Option Plan and forms of stock option agreement and stock option exercise agreement.

10.3(1) +	2007 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.

10.4(2)+	2007 Employee Stock Purchase Plan, as amended on November 2, 2010.

10.5(4)+	ShoreTel FY 2009 Executive Bonus Plan.

10.6(8)+	Executive Employment Agreement dated December 9, 2010, by the Registrant and Peter Blackmore.

10.7(1)	Lease Agreement between River Place Corporate Park, LP and Shore Tel, Inc, dated June 30, 2008, and as amended on September 16, 2009, December 2009, and December 10, 2010.

10.8(1)+	Offer Letter, dated April 22, 2007, by the Registrant and Michael E. Healy.

10.9(3)+	Employment Agreement, dated as of January 23, 2008, between the Registrant and Donald Girskis.

10.10(1)	Manufacturing Services Agreement, dated October 28, 2005, between Registrant and Jabil Circuit, Inc.

10.11(7)	Office Lease Oakmead West, dated April 20, 2007, between Registrant and Carr NP Properties, L.L.C., and Amendment No. 1 thereto.

10.12(5)+	Non-employee director compensation guidelines.

10.13(8)+	Form of "Tier 2" Retention Incentive Agreement.

10.14(8)+	Form of Form of "Tier 3" Retention Incentive Agreement.

10.15	Board Observer Rights Agreement dated August 17, 2011 between Registrant and Edwin J. Basart.

10.16	Lease Agreement, dated July 21, 2011 between Registrant and BRE/US Industrial Properties, L.L.C.

21	Subsidiaries.

23.1	Consent of independent registered public accounting firm.

24.1(7)	Power of Attorney (included on the signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed on February 4, 2010.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed on February 4, 2010.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 13, 2008.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008 filed on September 12, 2008.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on February 12, 2008.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on February 9, 2009.

(7)	Intentionally omitted.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009.

+	Management Compensatory Plan or Arrangement

(b) Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.