Form 10-Q
period 2011-09-30
ShoreTel Inc
filed 2011-11-09
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

As of October 27, 2011, 47,678,655 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended September 30, 2011

Index

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$95,560	$89,695
Short-term investments	13,618	16,057
Accounts receivable, net of allowances of $737 as of September 30, 2011 and June 30, 2011	29,475	33,812
Inventories	20,214	19,062
Prepaid expenses and other current assets	4,490	3,540
Total current assets	163,357	162,166
Property and equipment - net	7,451	8,236
Goodwill	7,415	7,415
Intangible assets	7,933	8,570
Other assets	723	714
Total assets	$186,879	$187,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,762	$6,394
Accrued liabilities and other	9,847	8,533
Accrued employee compensation	9,530	11,022
Deferred revenue	27,966	26,362
Total current liabilities	53,105	52,311

Long-term deferred revenue	11,711	11,321
Other long-term liabilities	2,170	2,045
Total liabilities	66,986	65,677
Commitments and contingencies (Note 12)	—	—
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 47,632 and 47,455 shares as of September 30, 2011 and June 30, 2011, respectively	244,240	241,063
Accumulated other comprehensive income (loss)	(26)	40
Accumulated deficit	(124,321)	(119,679)
Total stockholders’ equity	119,893	121,424
Total liabilities and stockholders’ equity	$186,879	$187,101

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
Revenue:
Product	$42,184	$35,226
Support and services	11,674	9,053
Total revenue	53,858	44,279
Cost of revenue:
Product (1)	14,455	11,767
Support and services (1)	3,915	2,976
Total cost of revenue	18,370	14,743
Gross profit	35,488	29,536
Operating expenses:
Research and development (1)	11,813	10,322
Sales and marketing (1)	21,222	17,203
General and administrative (1)	6,629	6,133
Total operating expenses	39,664	33,658
Loss from operations	(4,176)	(4,122)
Other income (expense):
Interest income	41	208
Other income (expense), net	(440)	379
Total other income (expense)	(399)	587
Loss before provision for tax	(4,575)	(3,535)
Provision for income tax	67	110
Net loss	$(4,642)	$(3,645)
Net loss per share - basic and diluted	$(0.10)	$(0.08)
Shares used in computing net loss per share - basic and diluted	47,528	45,444

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$41	$35
Cost of support and services revenue	199	200
Research and development	1,012	824
Sales and marketing	1,014	868
General and administrative	984	897
Total stock-based compensation expense	$3,250	$2,824

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,642)	$(3,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,658	796
Stock-based compensation expense	3,250	2,824
Amortization of premium on investments	73	172
Loss on disposal of property and equipment	27	13
Provision (benefit) for doubtful accounts receivable	-	(52)
Changes in assets and liabilities:
Accounts receivable	4,337	(895)
Inventories	(1,152)	(579)
Prepaid expenses and other current assets	(950)	3,668
Other assets	(9)	203
Accounts payable	(471)	(555)
Accrued liabilities and other	1,439	(955)
Accrued employee compensation	(1,492)	185
Deferred revenue	1,994	1,885
Net cash provided by operating activities	4,062	3,065

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(424)	(2,387)
Purchases of investments	(7,600)	(3,136)
Proceeds from sale/maturities of investments	9,900	—
Net cash provided by (used in) investing activities	1,876	(5,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	275	176
Taxes paid on vested and released stock awards	(348)	(302)
Net cash used in financing activities	(73)	(126)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,865	(2,584)
CASH AND CASH EQUIVALENTS - Beginning of period	89,695	68,426
CASH AND CASH EQUIVALENTS - End of period	$95,560	$65,842

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid (refunds received) for taxes	$136	$(1,578)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid portion of property and equipment purchases included in period-end accruals	$30	$753

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three months ended September 30, 2011 and 2010 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2011, results of operations for the three months ended September 30, 2011 and 2010, and cash flows for the three months ended September 30, 2011 and 2010, as applicable, have been made. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 9.9 million and 8.8 million shares were not included in the computation of dilutive net loss per share for the three months ended September 30, 2011 and 2010, respectively, because to do so would have been anti-dilutive.

Comprehensive income (loss)

Other comprehensive income consists of net income (loss) for the period plus unrealized gains (losses) on short-term investments. Accordingly, comprehensive income (loss) was $(4.7) million and $(3.6) million for the three months ended September 30, 2011 and 2010, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, cash and cash equivalents and short-term investments. Ongoing credit evaluations of customers' financial condition are performed and the amount of credit is limited when deemed necessary. Accounts receivable from one customer accounted for 21% of total accounts receivable at September 30, 2011. At September 30, 2010, there were no individual customers constituting 10% or more of accounts receivable. The Company invests its cash and cash equivalents and short-term investments with high credit quality financial institutions. However, balances held with these institutions may exceed the amount of insurance provided on such balances.

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

Index

Tangible assets	$261
Goodwill	7,415
Intangible assets	4,220
Liabilities assumed	(521)
$11,375

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Agito as though the companies were combined as of the beginning of fiscal year 2010. The pro forma financial information for the period presented also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, adjustments to interest expenses for certain borrowings and exclusion of acquisition- related expenses and the related tax effects as though the companies were combined as of the beginning of fiscal year 2010. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2010.

(Unaudited)
Three months ended
(in thousands, except per share amounts)	September 30, 2010
Total revenue	$44,619
Net loss	(4,737)
Basic and diluted earnings per share	(0.10)

4. Balance Sheet Details

Balance sheet components consist of the following:

	September 30,	June 30,
	2011	2011
	(Amounts in thousands)
Inventories:
Raw materials	$358	$283
Distributor inventory	1,296	1,091
Finished goods	18,560	17,688
Total inventories	$20,214	$19,062

Property and equipment:
Computer equipment and tooling	$10,987	$10,868
Software	2,320	2,311
Furniture and fixtures	1,936	1,925
Leasehold improvements & others	2,596	2,568
Total property and equipment	17,839	17,672
Less accumulated depreciation and amortization	(10,388)	(9,436)
Property and equipment – net	$7,451	$8,236

Deferred revenue:
Product	$4,336	$3,195
Support and services	35,341	34,488
Total deferred revenue	$39,677	$37,683

Index

Intangible assets:

The following is a summary of the Company’s intangible assets as of the following dates (in thousands):

	September 30, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$2,935	$(1,167)	$1,768	$2,935	$(1,022)	$1,913
Technology	6,248	(1,323)	4,925	6,127	(861)	5,266
Customer relationships	300	(60)	240	300	(30)	270
Intangible assets in process	1,000	-	1,000	1,121	-	1,121
Intangible assets	$10,483	$(2,550)	$7,933	$10,483	$(1,913)	$8,570

The intangible assets are all amortizable and have original estimated useful lives of three to six years. Amortization of intangible assets for the three months ended September 30, 2011 and 2010 was $0.6 million and $0.1 million, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2012 (remaining 9 months)	$1,910
2013	2,547
2014	2,041
2015	416
2016	19
Total	$6,933

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of September 30, 2011
Corporate notes and commercial paper	$8,644	$4	$(30)	$8,618
U.S. Government agency securities	5,000	-	-	5,000
Total short-term investments	$13,644	$4	$(30)	$13,618

As of June 30, 2011
Corporate notes and commercial paper	$6,105	$24	$-	$6,129
U.S. Government agency securities	9,912	16	-	9,928
Total short-term investments	$16,017	$40	$-	$16,057

Index

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of September 30, 2011
Less than 1 year	$13,644	$13,618
Due in 1 to 3 years	-	-
Total	$13,644	$13,618

	Amortized Cost	Fair Value
As of June 30, 2011
Less than 1 year	$16,017	$16,057
Due in 1 to 3 years	-	-
Total	$16,017	$16,057

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

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●
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

●
Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	September 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$74,926	$74,926	$-	$-
Short-term investments:
Corporate notes and commercial paper	8,618	-	8,618	-
U.S. Government agency securities	5,000	-	5,000	-
Total financial instruments measured and recorded at fair value	$88,544	$74,926	$13,618	$-

The above table excludes $20.6 million of cash balances on deposit at banks.

Index

	June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$72,445	$72,445	$-	$-
Short-term investments:
Corporate notes and commercial paper	6,129	-	6,129	-
U.S. Government agency securities	9,928	-	9,928	-
Total financial instruments measured and recorded at fair value	$88,502	$72,445	$16,057	$-

The above table excludes $17.3 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the a) actual experience gained from the purchases and redemption of investment securities, b) quotes received on similar securities obtained when purchasing securities and c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no material impairment charges during the three months ended September 30, 2011 and 2010, respectively.

6. Income Taxes

The Company recorded an income tax expense of $0.1 million for the three months ended September 30, 2011 and 2010.

The income tax provision of $0.1 million for the three months ended September 30, 2011 represents the income tax provisions for profitable jurisdictions based upon income earned during this period and tax provisions for certain states that are determined on a basis other than income earned.  No tax benefit was accrued for jurisdictions where we anticipate incurring a loss during the full fiscal year.

The income tax provision of $0.1 million for the three months ended September 30, 2010 was calculated under the annual effective tax rate method.  The effective tax rate for the three months ended September 30, 2010 differs from the statutory federal rate of 35% primarily as a result of state and foreign taxes.

The Company maintains liabilities for uncertain tax positions. As of September 30, 2011 and June 30, 2011, the Company’s total amount of unrecognized tax benefits were $3.1 million and $3.1 million, respectively. Of the total $3.1 million of unrecognized tax benefit as of September 30, 2011, only $0.1 million, if recognized would impact the effective tax rate.

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

Index

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2000 through 2011 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

 7. Common Stock

Common Shares Reserved for Issuance

At September 30, 2011, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	13,424
Reserved under employee stock purchase plan	534
Total	13,958

8. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended
	September 30,
	2011	2010
Expected life from grant date of option (in years)	6.08	6.08 - 6.26
Expected life from grant date of ESPP (in years)	0.50	0.50
Risk free interest rate for option	1.15%	1.55%
Risk free interest rate for ESPP	0.11%	0.19%
Expected volatility for option	65%	57%
Expected volatility for ESPP	52%	46%
Expected dividend yield	0%	0%

During the three months ended September 30, 2011 and 2010, the Company recorded non-cash stock-based compensation expense of $3.3 million and $2.8 million respectively.

            Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of September 30, 2011, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $19.3 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately three years.

9. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provided for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. This plan was terminated in January 2007 for new issuances.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees, directors and consultants of the Company. Options granted generally vest ratably over four years from the date of grant. The 2007 Plan provides that the options shall be exercisable over a period not to exceed ten years. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. In February of each fiscal year, pursuant to the automatic increase provisions of the 2007 Plan, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 2007 Plan by 2.2 million shares both in 2010 and 2011.

Index

Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Intrinsic Value
Balance at July 1, 2011	4,475	7,931	$5.45
Options expired	(1)
Options granted (weighted average fair value	(737)	737	7.97
$4.72 per share)
Options exercised		(71)	3.85
Options cancelled/forfeited	115	(115)	6.27
Restricted stock units granted (see Note 11)	(410)
Restricted stock units cancelled/forfeited	87
Balance at September 30, 2011	3,529	8,482	$5.70	6.70	$4,181
Vested and expected to vest at September 30, 2011		7,876	$5.55	6.52	$4,115
Options exercisable at September 30, 2011		3,873	$4.57	5.25	$3,573

The total pre-tax intrinsic value for options exercised in the three months ended September 30, 2011 and 2010 was $0.3 million and $0.5 million, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

10. Employee Stock Purchase Plan

On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of Company stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st and November 1st, each year. Under the ESPP, employees purchased shares of the Company's common stock at 90% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower. The ESPP was amended in November 2010 to permit employees to purchase shares of the Company’s common stock at 85% of market value at either the beginning of the offering period or the end of the offering period, whichever price is lower, effective for the offering period commencing on and after May 1, 2011.

In February of fiscal year 2011 and 2010, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 469,980 and 449,000 shares, respectively.

As of September 30, 2011, 534,000 shares are reserved for future issuance.

11. Restricted Stock

Under the 2007 Plan, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer during the three months ended September 30, 2011 which vest immediately upon issuance.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Index

Restricted stock award and restricted stock unit activity for the three months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Beginning units outstanding	1,196	809
Awarded	410	606
Released	(154)	(181)
Forfeited	(39)	(141)
Ending units outstanding	1,413	1,093

Information regarding restricted stock units outstanding at September 30, 2011is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Average Intrinsic Value (thousands)
Shares outstanding	1,413	1.78 years	$7,036
Shares vested and expected to vest	1,145	1.74 years	5,703

12. Litigation, Commitments and Contingencies

Litigation — At September 30, 2011, the Company is involved in litigations relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Based on the information currently available, management believes that there are no claims or actions pending or threatened against us whose ultimate resolution will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain and adverse outcomes are possible.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2018. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable leases as of September 30, 2011, are as follows (in thousands):

Years Ending June 30,
2012 (remaining 9 months)	$1,426
2013	2,423
2014	2,335
2015	1,538
2016	1,294
Therafter	1,825
Total	$10,841

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on September 30, 2011.

Rent expense for the three months ended September 30, 2011 and 2010 was $0.5 million and $0.4 million, respectively.

Purchase commitments —The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $24.9 million as of September 30, 2011.

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

Index

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

The following presents total revenue by geographic region (in thousands):

	Three Months Ended
	September 30,
	2011	2010
United States of America	$47,130	$39,507
International	6,728	4,772
Total	$53,858	$44,279

Revenue from one distributor partner accounted for approximately 14% of the total revenue during the three months ended September 30, 2011. This distributor partner sold to over 320 reseller partners and customers during the three months ended September 31, 2011. No one reseller partner or end customer accounted for more than 10% of the total revenue during the three months ended September 30, 2010.

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	September 30,	June 30,
	2011	2011
United States of America	$7,082	$7,725
International	369	511
Total	$7,451	$8,236

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our products primarily through channel partners that market and sell our systems to enterprises across all industries, including small, medium and large companies and public institutions. In addition, the Company uses value-added distributors that stock and sell its products to channel partners. The Company refers to this distribution approach as its two-tier distribution model. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners grew to over 950 as of September 30, 2011. Channel partners typically purchase our products directly from us or our value-added distributors. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we will ship our products directly to the enterprise customer.

Index

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

We outsource the manufacturing of our products to contract manufacturers. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain a manufacturing operation. Our phone and switch products are manufactured by contract manufacturers located in Austin, Texas and in China. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement, final testing and assembly of our products. We work closely with our contract manufacturers to manage the cost of components, since our total manufacturing costs are directly tied to component costs. We regularly provide forecasts to our contract manufacturers, and we order products from our contract manufacturers based on our projected sales levels well in advance of receiving actual orders from our enterprise customers. We seek to maintain sufficient levels of finished goods inventory to meet our forecasted product sales with limited levels of inventory to compensate for unanticipated shifts in sales volume and product mix.

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

We are headquartered in Sunnyvale, California and have a sales, customer support, general and administrative and engineering functions in Austin, Texas. The majority of our personnel work at these locations. Sales, engineering, and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore, Mexico and Australia. Most of our enterprise customers are located in the United States. Revenue from international sales were 12% of our total revenue for the three months ended September 30, 2011 and were 11% of our total revenue for the three months ended September 30, 2010. Although we intend to focus on increasing international sales and expect those revenues to grow faster than the overall company revenue, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

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

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on service, support, specific commitments, product and services delivered to our value-added distributors that have not sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s transactions described above and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at September 30, 2011 was $39.7 million, consisting of $4.3 million of deferred product revenue and $35.4 million of deferred support and services revenues, of which $28.0 million is expected to be recognized within one year.

Index

Gross margin. Our gross margin for products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system prices. We have been able to maintain our product gross margin by reducing hardware costs through product redesign and volume discount pricing from our suppliers. We have also introduced new lower cost hardware which has continued to improve our product gross margin. In general, product gross margin on our switches is greater than product gross margin on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross margin and increasing our profitability.

Gross margin for support and services is impacted primarily by the growth in revenue, personnel costs and labor related expenses. The primary goal of our support and services function is to ensure maximum customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we will be able to maintain our gross margin for support and services. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

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

Basis of Presentation

Revenue. We derive our revenue from sales of our IP telecommunications systems and related support and services. Our typical system includes a combination of IP phones, switches and software applications. Channel partners buy our products directly from us or from our value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and certain certifications, as well as our own strategic considerations.

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

Cost of revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of product sold. Cost of support and services revenue consists of salary and related costs of personnel engaged in support and services.

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

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, our annual partner conference, advertising, trade shows, demonstration equipment, professional services fees and facilities expenses. We plan to continue to invest in development of our distribution channel by increasing the size of our field sales force to enable us to expand into new geographies and further increase our sales to large enterprise customers.  We plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.  We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category.

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

Income tax provision. Income tax provision includes federal, state and foreign tax on our taxable income. Since our inception, we accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carry-forwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Index

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition and the calculation of stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2011 Annual Report on Form 10-K.

Index

Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for three months ended September 30, 2011 and 2010 (Amounts in thousands, except per share amounts).

	Three Months Ended
	September 30,
	2011	2010
Revenue:
Product	$42,184	$35,226
Support and services	11,674	9,053
Total revenue	53,858	44,279
Cost of revenue:
Product (1)	14,455	11,767
Support and services (1)	3,915	2,976
Total cost of revenue	18,370	14,743
Gross profit	35,488	29,536
Gross profit %	65.9%	66.7%

Operating expenses:
Research and development (1)	11,813	10,322
Sales and marketing (1)	21,222	17,203
General and administrative (1)	6,629	6,133
Total operating expenses	39,664	33,658
Loss from operations	(4,176)	(4,122)
Other income (expense), net	(399)	587
Loss before provision for tax	(4,575)	(3,535)
Provision for income tax	67	110
Net loss	$(4,642)	$(3,645)
Net loss per share - basic and diluted (2)	$(0.10)	$(0.08)
Shares used in computing net loss per share - basic and diluted (2)	47,528	45,444

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$41	$35
Cost of support and services revenue	199	200
Research and development	1,012	824
Sales and marketing	1,014	868
General and administrative	984	897
Total stock-based compensation expense	$3,250	$2,824

(2) Potentially dilutive securities were not included in the compilation of diluited net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended
	September 30,
	2011	2010
Revenue:
Product	78%	80%
Support and services	22%	20%
Total revenue	100%	100%
Cost of revenue:
Product	27%	26%
Support and services	7%	7%
Total cost of revenue	34%	33%
Gross profit	66%	67%
Operating expenses:
Research and development	22%	23%
Sales and marketing	40%	39%
General and administrative	12%	14%
Total operating expenses	74%	76%
Loss from operations	(8%)	(9%)
Other income (expense), net	(1%)	1%
Loss before provision for income tax	(9%)	(8%)
Provision for income tax	-	-
Net loss	(9%)	(8%)

Use of Non-GAAP Financial Measures

We believe that evaluating our ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP we also disclose certain non-GAAP information because it is useful in understanding our performance as it excludes non-cash and other special charges or credits that many investors and management feel may obscure our true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation expenses, amortization of acquisition-related intangibles and related tax adjustments in managing our core operations. These measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net loss is calculated by adjusting GAAP net loss for stock-based compensation expense, amortization of acquisition-related intangible assets and their related tax effect. Non-GAAP net loss per share is calculated by dividing Non-GAAP net loss by the weighted average number of diluted shares outstanding for the period. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the table below.

Index

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2011
	GAAP	Excludes		Non-GAAP
Revenue:
Product	$42,184	$-		$42,184
Support and services	11,674	-		11,674
Total revenues	53,858	-		53,858
Cost of revenue
Product	14,455	(226)	(a),(b)	14,229
Support and services	3,915	(199)	(a)	3,716
Total cost of revenue	18,370	(425)		17,945
Gross profit	35,488	425		35,913
Gross profit %	65.9%			66.7%

Operating expenses:
Research and development	11,813	(1,012)	(a)	10,801
Sales and marketing	21,222	(1,044)	(a),(b)	20,178
General and administrative	6,629	(984)	(a)	5,645
Total operating expenses	39,664	(3,040)		36,624
Income (loss) from operations	(4,176)	3,465		(711)
Other income (expense), net	(399)	-		(399)
Income (loss) before provision for income tax	(4,575)	3,465		(1,110)
Provision for income tax	67	-	(c)	67
Net income (loss)	$(4,642)	$3,465		$(1,177)
Net income (loss) per share:
Basic	$(0.10)	$0.08		$(0.02)
Diluted (d)	$(0.10)	$0.08		$(0.02)

Shares used in computing net loss per share:
Basic	47,528			47,528
Diluted (d)	47,528			47,528

(a)Excludes stock-based compensation as follows:
Cost of product revenue	$41
Cost of support and services revenue	199
Research and development	1,012
Sales and marketing	1,014
General and administrative	984
$3,250

(b)Excludes amortization of acquisition-related intangibles:
Cost of product revenue	$185
Sales and marketing	30
$215

(c) Excludes the tax impact of the items which are excluded in (a) and (b) above.

(d) Potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2010
	GAAP	Excludes		Non-GAAP
Revenue:
Product	$35,226	$-		$35,226
Support and services	9,053	-		9,053
Total revenues	44,279	-		44,279
Cost of revenue
Product	11,767	(35)	(a)	11,732
Support and services	2,976	(200)	(a)	2,776
Total cost of revenue	14,743	(235)		14,508
Gross profit	29,536	235		29,771
Gross profit %	66.7%			67.2%

Operating expenses:
Research and development	10,322	(824)	(a)	9,498
Sales and marketing	17,203	(868)	(a)	16,335
General and administrative	6,133	(1,422)	(a), (b)	4,711
Total operating expenses	33,658	(3,114)		30,544
Income (loss) from operations	(4,122)	3,349		(773)
Other income, net	587	-		587
Income (loss) before provision for income tax	(3,535)	3,349		(186)
Provision for (benefit from) income tax	110	(99)	(c)	11
Net income (loss)	$(3,645)	$3,448		$(197)
Net income (loss) per share:
Basic	$(0.08)	$0.08		$(0.00)
Diluted (d)	$(0.08)	$0.08		$(0.00)

Shares used in computing net loss per share:
Basic	45,444			45,444
Diluted (d)	45,444			45,444

(a)Excludes stock-based compensation as follows:
Cost of product revenue	$35
Cost of support and services revenue	200
Research and development	824
Sales and marketing	868
General and administrative	897
$2,824

(b)Excludes severance for former Chief Executive Officer:
General and administration	$525
$525

(c) Excludes the tax impact of the items which are excluded in (a) and (b) above.

(d) Potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

Comparison of the three months ended September 30, 2011 and September 30, 2010

Total Revenue.

	Three Months Ended
	September 30,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Revenue	$53,858	$44,279	$9,579	22%

    Net revenue increased by $9.6 million or 22% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was due to increases in both product and support and services revenues. Product revenues in the three months ended September 30, 2011 were $42.2 million, representing an increase of $7.0 million or 20%. The increase in product revenue is attributable to the higher volumes from both domestic and international channel partners. We have invested heavily in our sales and marketing efforts in the past several quarters which has led to greater brand recognition, market penetration and which has driven our revenue growth. Support and services revenue in the three months ended September 30, 2011 was $11.7 million, an increase of $2.6 million or 29%. Increases in support and services revenue is primarily due to the increase in support renewals and demand for training, installation and professional services from a larger customer base.

Cost of revenue and gross profit.

	Three Months Ended
	September 30,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$18,370	$14,743	$3,627	25%
Gross profit	35,488	29,536	5,952	20%
Gross margin	66%	67%	n/a	(1%)

    Cost of revenue. Gross margins decreased to 66% in the three months ended September 30, 2011 as compared to 67% in the three months ended September 30, 2010. Both product margins and service margins contributed to the decrease. Product margins and service margins were 66% of their respective revenues in the three months ended September 30, 2011 as compared to 67% of their respective revenues in three months ended September 30, 2010.

    The decrease in product margins was due to higher revenues being sold through our domestic value added distributors, as such sales generally have a lower margin than the sales directly to our channel partner. The decrease in service margins was primarily due to an increase in the number of service personnel and their related costs to meet the needs of a larger customer base.

Operating expenses.

	Three Months Ended
	September 30,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Research and development	$11,813	$10,322	$1,491	14%
Sales and marketing	21,222	17,203	4,019	23%
General and administration	6,629	6,133	496	8%

    Research and development. Research and development expenses increased by $1.5 million or 14% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase is due to an increase in employee compensation and related fringe benefits of $1.4 million and share-based compensation of $0.2 million to existing and new employees. These increases were primarily a result of an increase in headcount by 46 employees at September 30, 2011. The increase was offset by a reduction in outside consulting expense of $0.1 million.

    Sales and marketing. Sales and marketing expenses increased by $4.0 million or 23% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in sales and marketing expenses is mainly due to employee compensation, bonuses and related fringe benefits of $2.2 million, sales commissions of $0.8 million, travel expenses of $0.4 million, overall increase in office and facilities expenses of $0.2 million and share-based compensation of $0.1 million, due to an increase in headcount by 64 employees as compared to September 30, 2010.

Index

    General and administrative. General and administrative expenses increased by $0.5 million or 8% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in general and administrative costs is due to an increase in professional and outside consulting fees of $0.2 million and a $0.2 million increase in software expenses due to additional purchases of software licenses and related support costs, as a result of increased headcount and to support operational growth.

Other income (expense), net.

	Three Months Ended
	September 30,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(399)	$587	$(986)	(168%)

    Other income (expense), net. The change of $1.0 million in other income, net was primarily attributable to foreign exchange loss due to strengthening of U.S. dollar relative to other foreign currencies and a decrease in interest income.

Provision for income tax.

	Three Months Ended
	September 30,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$67	$110	$(43)	(39%)

Provision for income tax. The provision for income taxes decreased moderately by $43,000 in three months ended September 30, 2011 as compared to three months ended September 30, 2010.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	September 30,	June 30,	Increase/
	2011	2011	(Decrease)
Cash and cash equivalents	$95,560	$89,695	$5,865
Short-term investments	13,618	16,057	(2,439)
Total	$109,178	$105,752	$3,426

 As of September 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $109.2 million and accounts receivable of $29.5 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

We believe that our $109.2 million of cash and cash equivalents and short-term investments at September 30, 2011 will be sufficient to fund our operating requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the addition of new business initiatives, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. If needed, additional funds may not be available on terms favorable to us or at all.

Index

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Cash provided by operating activities	$4,062	$3,065
Cash provided by (used in) investing activities	1,876	(5,523)
Cash used in financing activities	(73)	(126)
Net increase (decrease) in cash and cash equivalents	$5,865	$(2,584)

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in operating expense areas such as research and development, sales and marketing and administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other current assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and value added distributors on collection terms of 30 to 60 days. In some cases we also prepay for license rights to third-party products in advance of sales.

Net loss during the three months ended September 30, 2011 and 2010 included non-cash charges of $3.3 million and $2.8 million in stock-based compensation expense, respectively, and depreciation and amortization of $1.7 million and $0.8 million, respectively.

 Cash provided by operating activities during the three months ended September 30, 2011 also reflects net changes in operating assets and liabilities, which provided $3.7 million of cash consisting primarily of a decrease in accounts receivable of $4.3 million due to a decrease in the days sales outstanding, increase in deferred revenue of $2.0 million due to higher support contracts and a decrease in accrued liabilities and other of $1.4 million. These were offset by increases in inventory of $1.2 million, increase in prepaid expenses and other current assets of $1.0 million, decrease in accrued employee compensation of $1.5 million and decrease in accounts payable of $0.5 million.

Cash provided by operating activities during the three months ended September 30, 2010 also reflects net changes in operating assets and liabilities, which provided $3.0 million consisting primarily of a decrease in prepaid and other current assets of $3.7 million, an increase in deferred revenue of $1.9 million due to higher maintenance support contracts, a decrease in other assets of $0.2 million, an increase in accrued employee compensation of $0.2 million, and partially offset by, an increase in accounts receivables of $0.9 million due to a increase in days sales outstanding, a decrease of $1.0 million in accrued liabilities, an increase in inventories of $0.6 million and a decrease in accounts payables of $0.6 million.

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

Net cash provided by (used in) investing activities was $1.9 million during the three months ended September 30, 2011 and $(5.5) million during the three months ended September 30, 2010, respectively. Net cash provided by investing activities in the three months ended September 30, 2011 mainly related to maturities of short-term investments of $9.9 million offset by the purchase of short-term investments of $7.6 million and purchases of property and equipment of $0.4 million. Net cash used in investing activities in the three months ended September 30, 2010 mainly related to purchase of short-term investments of $3.1 million and purchase of property and equipment of $2.4 million.

Cash flows from financing activities

Net cash used in financing activities was $0.1 million for the three months ended September 30, 2011 and 2010. In the three months ended September 30, 2011 and 2010, we received $0.2 million from the exercise of stock options and paid $0.3 million associated with employee tax obligations on the vesting of restricted stock units which had been exchanged for such obligations.

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

Index

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2011 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$10,841	$2,059	$5,985	$2,343	$454
Outstanding letters of credit	103	-	103	-	-
Software license commitments	750	250	500	-	-
Non-cancellable purchase commitments for finished goods	24,175	24,175	-	-	-
Total	$35,869	$26,484	$6,588	$2,343	$454

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting ShoreTel, Inc., see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2011. Our exposure to market risk has not changed materially since June 30, 2011.

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

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12 to the Financial Statements.

ITEM 1A.	RISK FACTORS

There are no material changes in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007. As of September 30, 2011, the proceeds from our initial public offering have been invested in cash, cash equivalents and short-term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2011

ShoreTel, Inc.

	By:	/s/ Michael E. Healy
Michael E. Healy
Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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