Form 10-Q
period 2011-12-31
ShoreTel Inc
filed 2012-02-09
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 25, 2012, 48,165,674 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES
FORM 10-Q for the Quarter Ended December 31, 2011

Index

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$94,491	$89,695
Short-term investments	21,359	16,057
Accounts receivable, net of allowances of $707 as of December 31, 2011 and $737 as of June 30, 2011	30,948	33,812
Inventories	22,602	19,062
Prepaid expenses and other current assets	4,598	3,540
Total current assets	173,998	162,166
Property and equipment - net	7,659	8,236
Goodwill	7,415	7,415
Intangible assets	7,828	8,570
Other assets	864	714
Total assets	$197,764	$187,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,882	$6,394
Accrued liabilities and other	10,122	8,533
Accrued employee compensation	9,486	11,022
Deferred revenue	32,965	26,362
Total current liabilities	60,455	52,311

Long-term deferred revenue	12,241	11,321
Other long-term liabilities	2,298	2,045
Total liabilities	74,994	65,677
Commitments and contingencies (Note 12)	—	—
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; shares issued and outstanding, 48,143 and 47,455 shares as of December 31, 2011 and June 30, 2011, respectively	249,659	241,063
Accumulated other comprehensive income (loss)	(30)	40
Accumulated deficit	(126,859)	(119,679)
Total stockholders’ equity	122,770	121,424
Total liabilities and stockholders’ equity	$197,764	$187,101

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue:
Product	$46,277	$37,913	$88,461	$73,139
Support and services	11,735	9,816	23,409	18,869
Total revenue	58,012	47,729	111,870	92,008
Cost of revenue:
Product (1)	16,103	12,847	30,558	24,614
Support and services (1)	3,969	3,125	7,884	6,101
Total cost of revenue	20,072	15,972	38,442	30,715
Gross profit	37,940	31,757	73,428	61,293
Operating expenses:
Research and development (1)	12,240	10,512	24,053	20,834
Sales and marketing (1)	21,596	18,314	42,818	35,517
General and administrative (1)	6,349	6,608	12,978	12,741
Total operating expenses	40,185	35,434	79,849	69,092
Loss from operations	(2,245)	(3,677)	(6,421)	(7,799)
Other income (expense):
Interest income	36	133	78	341
Other income (expense), net	(232)	(106)	(673)	273
Total other income (expense)	(196)	27	(595)	614
Loss before provision for tax	(2,441)	(3,650)	(7,016)	(7,185)
Provision for income tax	97	41	164	151
Net loss	$(2,538)	$(3,691)	$(7,180)	$(7,336)
Net loss per share - basic and diluted	$(0.05)	$(0.08)	$(0.15)	$(0.16)
Shares used in computing net loss per share - basic and diluted	47,946	45,900	47,666	45,672

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$33	$27	$74	$62
Cost of support and services revenue	209	161	408	361
Research and development	911	778	1,923	1,602
Sales and marketing	1,053	885	2,067	1,753
General and administrative	1,066	777	2,050	1,674
Total stock-based compensation expense	$3,272	$2,628	$6,522	$5,452

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,180)	$(7,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,262	1,932
Stock-based compensation expense	6,522	5,452
Amortization of premium on investments	136	354
Loss on disposal of property and equipment	27	82
Provision (benefit) for doubtful accounts receivable	-	(98)
Changes in assets and liabilities:
Accounts receivable	2,864	126
Inventories	(3,540)	(2,745)
Prepaid expenses and other current assets	(1,058)	4,237
Other assets	(151)	273
Accounts payable	1,476	459
Accrued liabilities and other	1,842	(1,299)
Accrued employee compensation	(1,536)	(195)
Deferred revenue	7,523	2,972
Net cash provided by operating activities	10,187	4,214

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(1,408)	(4,033)
Purchases of investments	(24,916)	(3,136)
Proceeds from sale/maturities of investments	19,408	-
Cost of acquisition of business	-	(11,375)
Purchases of patents and technology	(550)	(770)
Net cash provided by (used in) investing activities	(7,466)	(19,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,527	2,330
Taxes paid on vested and released stock awards	(452)	(352)
Net cash provided by (used in) financing activities	2,075	1,978

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,796	(13,122)
CASH AND CASH EQUIVALENTS - Beginning of period	89,695	68,426
CASH AND CASH EQUIVALENTS - End of period	$94,491	$55,304

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid (refunds received) for taxes	$183	$(1,547)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid portion of property and equipment purchases included in period-end accruals	$203	$174

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of December 31, 2011 and for the three and six months ended December 31, 2011 and 2010 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of December 31, 2011, results of operations for the three and six months ended December 31, 2011 and 2010, and cash flows for the six months ended December 31, 2011 and 2010, as applicable, have been made. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 9.7 million and 9.8 million shares were not included in the computation of diluted net loss per share for the three and six months ended December 31, 2011 and 2010, respectively, because to do so would have been anti-dilutive.

Comprehensive Income (loss)

Other comprehensive income consists of net income (loss) for the period plus unrealized gains (losses) on short-term investments. Accordingly, comprehensive loss was $(2.5) million and $(3.6) million for the three months ended December 31, 2011 and 2010 and $(7.3) million and $(7.3) million for the six months ended December 31, 2011 and 2010, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, cash and cash equivalents and short-term investments. Ongoing credit evaluations of customers' financial condition are performed and the amount of credit is limited when deemed necessary. Accounts receivable from one value-added distributor accounted for 29% of total accounts receivable at December 31, 2011. At June 30, 2011, there were no individual customers constituting 10% or more of accounts receivable. The Company invests its cash and cash equivalents and short-term investments with high credit quality financial institutions. However, balances held with these institutions may exceed the amount of insurance provided on such balances.

3. Business Combination

Proposed Acquisition

On January 31, 2012, the Company entered into a Definitive Agreement (“agreement”) with M5 Networks, Inc. (“M5”), a privately-held company headquartered in New York and a provider of hosted unified communications solutions.  Under the terms of the agreement, the Company will acquire M5 for an aggregate purchase price of approximately $159.7 million, which includes $84.1million in cash and 9.5 million shares of ShoreTel common stock, and up to $13.7 million in additional contingent and deferred consideration upon the achievement of certain performance milestones within the twelve months ended December 31, 2012. The contingent payments are payable over the two years after closing and are based upon the achievement of certain performance milestones for the twelve months ended December 31, 2012.  In connection with the agreement, the Company is in the process of establishing a financing arrangement with a bank. The acquisition of M5 enables ShoreTel to expand its product and service offerings by providing a cloud based solution and enter a growing market segment consisting of customers that are looking to deploy unified communications through a hosted model. The Company expects that the proposed acquisition will close in the third quarter of its fiscal 2012, subject to certain closing conditions.

Index

Agito Networks, Inc. Acquisition

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

	(Unaudited)
	Three Months Ended	Six Months Ended
(in thousands, except per share amounts)	December 31, 2010	December 31, 2010
Total revenue	$47,832	$92,451
Net loss	(4,106)	(9,721)
Basic and diluted earnings per share	(0.09)	(0.21)

Index

4. Balance Sheet Details

Balance sheet components consist of the following:

	December 31, 2011	June 30, 2011
	(Amounts in thousands)
Inventories:
Raw materials	$350	$283
Distributor inventory	2,472	1,091
Finished goods	19,780	17,688
Total inventories	$22,602	$19,062

Property and equipment:
Computer equipment and tooling	$11,948	$10,868
Software	2,375	2,311
Furniture and fixtures	2,043	1,925
Leasehold improvements & others	2,629	2,568
Total property and equipment	18,995	17,672
Less accumulated depreciation and amortization	(11,336)	(9,436)
Property and equipment – net	$7,659	$8,236

Deferred revenue:
Product	$8,229	$3,195
Support and services	36,977	34,488
Total deferred revenue	$45,206	$37,683

Intangible Assets:

The following is a summary of the Company’s intangible assets as of the following dates (in thousands):

	December 31, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,485	$(1,330)	$2,155	$2,935	$(1,022)	$1,913
Technology	6,248	(1,785)	4,463	6,127	(861)	5,266
Customer relationships	300	(90)	210	300	(30)	270
Intangible assets in process	1,000	-	1,000	1,121	-	1,121
Intangible assets	$11,033	$(3,205)	$7,828	$10,483	$(1,913)	$8,570

The intangible assets are all amortizable and have original estimated useful lives of three to six years. Amortization of intangible assets for the three months ended December 31, 2011 and 2010 was $0.7 million and $0.4 million, respectively, and for the six months ended December 31, 2011 and 2010 was $1.3 million and $0.5 million, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2012 (remaining six months)	$1,329
2013	2,657
2014	2,151
2015	526
2016	129
Thereafter	36
Total	$6,828

Index

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011
Corporate notes and commercial paper	$7,389	$1	$(27)	$7,363
U.S. Government agency securities	14,000	-	(4)	13,996
Total short-term investments	$21,389	$1	$(31)	$21,359

As of June 30, 2011
Corporate notes and commercial paper	$6,105	$24	$-	$6,129
U.S. Government agency securities	9,912	16	-	9,928
Total short-term investments	$16,017	$40	$-	$16,057

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of December 31, 2011
Less than 1 year	$21,033	$21,003
Due in 1 to 3 years	356	356
Total	$21,389	$21,359

	Amortized Cost	Fair Value
As of June 30, 2011
Less than 1 year	$16,017	$16,057
Due in 1 to 3 years	-	-
Total	$16,017	$16,057

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

Index

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$67,209	$67,209	$-	$-
Short-term investments:
Corporate notes and commercial paper	7,363	-	7,363	-
U.S. Government agency securities	13,996	-	13,996	-
Total financial instruments measured and recorded at fair value	$88,568	$67,209	$21,359	$-

The above table excludes $27.3 million of cash balances on deposit at banks

	June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$72,445	$72,445	$-	$-
Short-term investments:
Corporate notes and commercial paper	6,129	-	6,129	-
U.S. Government agency securities	9,928	-	9,928	-
Total financial instruments measured and recorded at fair value	$88,502	$72,445	$16,057	$-

The above table excludes $17.3 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the a) actual experience gained from the purchases and redemption of investment securities, b) quotes received on similar securities obtained when purchasing securities and c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no material impairment charges during the six months ended December 31, 2011 and 2010, respectively.

6. Income Taxes

The Company recorded an income tax expense of $97,000 and $41,000 for the three months ended December 31, 2011 and 2010, respectively and $0.2 million for both, the three and six months ended December 31, 2011 and 2010, respectively.

The income tax provision of $0.2 million for the six months ended December 31, 2011 represents the income tax provisions for profitable jurisdictions based upon income earned during this period and tax provisions for certain states that are determined on a basis other than income earned.  No tax benefit was accrued for jurisdictions where we anticipate incurring a loss during the full fiscal year.

The Company maintains liabilities for uncertain tax positions. As of December 31, 2011 and June 30, 2011, the Company’s total amount of unrecognized tax benefits were $3.1 million. Of the total $3.1 million of unrecognized tax benefit as of December 31, 2011, only $0.1 million, if recognized would impact the effective tax rate.

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

 7. Common Stock

 Common Shares Reserved for Issuance

At December 31, 2011, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	13,284
Reserved under employee stock purchase plan	164
Total	13,448

 8. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Expected life from grant date of option (in years)	6.08	6.08	6.08	6.16
Expected life from grant date of ESPP (in years)	0.50	0.50	0.50	0.50
Risk free interest rate for option	0.95%	1.44%	1.14%	1.49%
Risk free interest rate for ESPP	0.05 - 0.07%	0.19-0.20%	0.05 - 0.07%	0.19-0.20%
Expected volatility for option	66%	57%	65%	57%
Expected volatility for ESPP	52 -74%	46-51%	52 -74%	46-51%
Expected dividend yield	0%	0%	0%	0%

During the three months ended December 31, 2011 and 2010, the Company recorded non-cash stock-based compensation expense of $3.3 million and $2.6 million, respectively. During the six months ended December 31, 2011 and 2010, the Company recorded non-cash stock-based compensation expense of $6.5 million and $5.5 million, respectively.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of December 31, 2011, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $17.5 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.5 years.

9. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provided for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. This plan was terminated in January 2007 for new issuances.

Index

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees, directors and consultants of the Company. Options granted generally vest ratably over four years from the date of grant. The 2007 Plan provides that the options shall be exercisable over a period not to exceed ten years. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. In February of each fiscal year, pursuant to the automatic increase provisions of the 2007 Plan, the Company’s board of directors increased the number of shares authorized and reserved for issuance under the 2007 Plan by 2.4 million shares in January 2012 and 2.3 million shares in February 2011.

Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Intrinsic Value
Balance at July 1, 2011	4,475	7,931	$5.45
Options expired	(1)	-	-
Options granted (weighted average fair value $4.67 per share)	(774)	774	7.90
Options exercised	-	(163)	4.19
Options cancelled/forfeited	234	(234)	4.16
Restricted stock units granted (see Note 11)	(501)	-	-
Restricted stock units cancelled/forfeited	135	-	-
Balance at December 31, 2011	3,568	8,308	$5.70	6.61	$11,138
Vested and expected to vest at December 31, 2011		7,840	$5.61	6.46	$10,907
Options exercisable at December 31, 2011		4,362	$4.86	5.37	$8,255

The total pre-tax intrinsic value for options exercised in the three months ended December 31, 2011 and 2010 was $0.1 million and $0.7 million, respectively, and for the six months ended December 31, 2011 and 2010 was $0.4 million and $1.1 million, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

In January 2012 and February 2011, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 481,433 and 469,980 shares, respectively.

As of December 31, 2011, 164,168 shares are reserved for future issuance.

11. Restricted Stock

Under the 2007 Plan, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer during the six months ended December 31, 2011 which vest immediately upon issuance.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Index

Restricted stock award and restricted stock unit activity for the six months ended December 31, 2011 and 2010 is as follows (in thousands):

	Six Months Ended
	December 31,
	2011	2010
Beginning units outstanding	1,196	809
Awarded	501	767
Released	(221)	(213)
Forfeited	(69)	(177)
Ending units outstanding	1,407	1,186

Information regarding restricted stock units outstanding at December 31, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Average Intrinsic Value (thousands)
Shares outstanding	1,407	1.59 years	$8,980
Shares vested and expected to vest	1,170	1.55 years	7,467

 12. Litigation, Commitments and Contingencies

Litigation — At December 31, 2011, the Company is involved in litigations relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Based on the information currently available, management believes that there are no claims or actions pending or threatened against us whose ultimate resolution will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain. During the three months ended December 31, 2011, the Company settled one of the claims against it by entering into a patent license and a settlement agreement for $0.5 million. The settlement amount is included in general and administrative expenses during the quarter.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2018. The leases provide for the lessee to pay all cost of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable leases as of December 31, 2011, are as follows (in thousands):

Years Ending June 30,
2012 (remaining six months)	$1,060
2013	2,425
2014	2,334
2015	1,537
2016	1,293
Therafter	1,860
Total	$10,509

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on December 31, 2011.

Rent expense for the three months ended December 31, 2011 and 2010 was $0.5 million and $0.5 million, respectively and for the six months ended December 31, 2011 and 2010 was $1.0 million and $0.9 million, respectively.

Purchase commitments —The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $19.6 million as of December 31, 2011 and $19.9 million as of June 30, 2011.

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

The following presents total revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
United States of America	$50,858	$42,113	$97,988	$81,620
International	7,154	5,616	13,882	10,388
Total	$58,012	$47,729	$111,870	$92,008

Revenue from one value-added distributor accounted for approximately 25% and 20% of the total revenue during the three and six months ended December 31, 2011, respectively. No one reseller or end customer accounted for more than 10% of the total revenue during the three and six months ended December 31, 2010.

The following is a summary of long-lived assets, excluding financial instruments, deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	December 31,	June 30,
	2011	2011
United States of America	$6,781	$7,725
International	878	511
Total	$7,659	$8,236

14. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three months ended December 31, 2011, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change. The change in the fair value recorded during the three and six months ended December 31, 2011 was not material. These derivatives have maturities of approximately one month.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of December 31, 2011 and June 30, 2011 (in thousands):

	December 31, 2011		June 30, 2011
	Local Currency Amount	Notional Contract Amount (USD)	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	1,900	$1,938	-	$-
British pound	2,600	4,031	-	-
Euro	660	852	-	-
Total		$6,821		$-

Index

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors.”

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

We sell our products using single-tier or two-tier distribution channel to enterprises across all industries, including small, medium and large companies and public institutions. Our single-tier distribution channel consists of resellers that usually sell our products to end customers. Resellers usually do not stock our products and do not have rights of return. Our two-tier distribution channel consists of value-added distributors that stock and sell our products to other resellers or to end customers. The value-added distributors have limited rights of return. We refer to our resellers and value-added distributors collectively as “channel partners”.

We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. As of December 31, 2011, we worked with over 1,000 channel partners to sell our products. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we will ship our products directly to the enterprise customer.

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

Index

We are headquartered in Sunnyvale, California and have sales, customer support, general and administrative and engineering functions in Austin, Texas. The majority of our personnel work at these locations. Sales, engineering, and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore, Mexico, Australia, Canada and India. Most of our enterprise customers are located in the United States. Revenue from international sales was 12% and 12% of our total revenue for the three months ended December 31, 2011 and 2010, respectively and was 12% and 11% of our total revenue for the six months ended December 31, 2011 and 2010, respectively. Although we intend to focus on increasing international sales and expect those revenues to grow faster than the overall company revenue, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

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

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on service, support, specific commitments, product and services delivered to our value-added distributors that have not sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s transactions described above and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at December 31, 2011 was $45.2 million, consisting of $8.2 million of deferred product revenue and $37.0 million of deferred support and services revenues, of which $33.0 million is expected to be recognized within one year.

Gross margin. Our gross margin for products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system prices and our channels sales mix as we expand our two-tier distribution channel in the domestic market. Since sales channeled through our distributors typically have a lower margin than sales made directly to our resellers, we have experienced a decline in our gross margins as the two-tier channel grows. We continue to work on introducing new lower cost hardware which will help improve our product gross margin. In general, product gross margin on our switches is greater than product gross margin on our IP phones. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross margin and increasing our profitability.

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

Provision for income tax. Provision for income tax includes federal, state and foreign tax on our taxable income. Since our inception, we accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carry-forwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition and the calculation of stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the six months ended December 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2011 Annual Report on Form 10-K.

Index

Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for three and six months ended December 31, 2011 and 2010 (Amounts in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue:
Product	$46,277	$37,913	$88,461	$73,139
Support and services	11,735	9,816	23,409	18,869
Total revenue	58,012	47,729	111,870	92,008
Cost of revenue:
Product (1)	16,103	12,847	30,558	24,614
Support and services (1)	3,969	3,125	7,884	6,101
Total cost of revenue	20,072	15,972	38,442	30,715
Gross profit	37,940	31,757	73,428	61,293
Gross profit %	65.4%	66.5%	65.6%	66.6%

Operating expenses:
Research and development (1)	12,240	10,512	24,053	20,834
Sales and marketing (1)	21,596	18,314	42,818	35,517
General and administrative (1)	6,349	6,608	12,978	12,741
Total operating expenses	40,185	35,434	79,849	69,092
Loss from operations	(2,245)	(3,677)	(6,421)	(7,799)
Other income (expense), net	(196)	27	(595)	614
Loss before provision for tax	(2,441)	(3,650)	(7,016)	(7,185)
Provision for income tax	97	41	164	151
Net loss	$(2,538)	$(3,691)	$(7,180)	$(7,336)
Net loss per share - basic and diluted (2)	$(0.05)	$(0.08)	$(0.15)	$(0.16)
Shares used in computing net loss per share - basic and diluted (2)	47,946	45,900	47,666	45,672

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$33	$27	$74	$62
Cost of support and services revenue	209	161	408	361
Research and development	911	778	1,923	1,602
Sales and marketing	1,053	885	2,067	1,753
General and administrative	1,066	777	2,050	1,674
Total stock-based compensation expense	$3,272	$2,628	$6,522	$5,452

(2) Potentially dilutive securities were not included in the compilation of diluited net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue:
Product	80%	79%	79%	79%
Support and services	20%	21%	21%	21%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	28%	27%	27%	27%
Support and services	7%	6%	7%	6%
Total cost of revenue	35%	33%	34%	33%
Gross profit	65%	67%	66%	67%
Operating expenses:
Research and development	21%	22%	22%	23%
Sales and marketing	37%	39%	38%	39%
General and administrative	11%	14%	12%	14%
Total operating expenses	69%	75%	72%	76%
Loss from operations	(4%)	(8%)	(6%)	(9%)
Other income (expense), net	-	-	-	1%
Loss before provision for income tax	(4%)	(8%)	(6%)	(8%)
Provision for income tax	-	-	-	-
Net loss	(4%)	(8%)	(6%)	(8%)

Use of Non-GAAP Financial Measures

We believe that evaluating our ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP we also disclose certain non-GAAP information because it is useful in understanding our performance as it excludes non-cash and other special charges or credits that many investors and management feel may obscure our true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation expenses, amortization of acquisition-related intangibles, litigation settlement, severance paid to former Chief Executive Officer and related tax adjustments in managing our core operations. These measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net loss excludes stock-based compensation expense, amortization of acquisition-related intangible assets, litigation settlement, severance paid to former Chief Executive Officer and their related tax effect. Non-GAAP net loss per share is calculated by dividing Non-GAAP net loss by the weighted average number of diluted shares outstanding for the period. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the table below.

Index

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended				Six Months Ended
	December 31, 2011				December 31, 2011
	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP
Revenue:
Product	$46,277	$-		$46,277	$88,461	$-		$88,461
Support and services	11,735	-		11,735	23,409	-		23,409
Total revenues	58,012	-		58,012	111,870	-		111,870
Cost of revenue
Product	16,103	(218)	(a),(b)	15,885	30,558	(444)	(a),(b)	30,114
Support and services	3,969	(209)	(a)	3,760	7,884	(408)	(a)	7,476
Total cost of revenue	20,072	(427)		19,645	38,442	(852)		37,590
Gross profit	37,940	427		38,367	73,428	852		74,280
Gross profit %	65.4%			66.1%	65.6%			66.4%
Operating expenses:
Research and development	12,240	(911)	(a)	11,329	24,053	(1,923)	(a)	22,130
Sales and marketing	21,596	(1,083)	(a),(b)	20,513	42,818	(2,127)	(a),(b)	40,691
General and administrative	6,349	(1,566)	(a),(c)	4,783	12,978	(2,550)	(a),(c)	10,428
Total operating expenses	40,185	(3,560)		36,625	79,849	(6,600)		73,249
Income (Loss) from operations	(2,245)	3,987		1,742	(6,421)	7,452		1,031
Other income (expense), net	(196)	-		(196)	(595)	-		(595)
Income (Loss) before provision for income tax	(2,441)	3,987		1,546	(7,016)	7,452		436
Provision for income tax	97	12	(d)	109	164	12	(d)	176
Net income (loss)	$(2,538)	$3,975		$1,437	$(7,180)	$7,440		$260
Net income (loss) per share:
Basic	$(0.05)	$0.08		$0.03	$(0.15)	$0.16		$0.01
Diluted	$(0.05)	$0.08		$0.03	$(0.15)	$0.16		$0.01
Shares used in computing net loss per share:
Basic	47,946			47,946	47,666			47,666
Diluted	47,946			49,228	47,666			49,202

(a) Excludes stock-based compensation as follows:
Cost of product revenue		$33				$74
Cost of support and services revenue		209				408
Research and development		911				1,923
Sales and marketing		1,053				2,067
General and administrative		1,066				2,050
		$3,272				$6,522

(b) Excludes amortization of acquisition-related intangibles:
Cost of product revenue		$185				$370
Sales and marketing		30				60
		$215				$430

(c) Excludes litigation settlement included in:
General and administrative		$500				$500

(d)	Excludes the tax impact of the items which are excluded in (a) to (c) above.

Index

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended				Six Months Ended
	December 31, 2010				December 31, 2010
	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP
Revenue:
Product	$37,913	$-		$37,913	$73,139	$-		$73,139
Support and services	9,816	-		9,816	18,869	-		18,869
Total revenues	47,729	-		47,729	92,008	-		92,008
Cost of revenue
Product	12,847	(168)	(a), (c)	12,679	24,614	(203)	(a), (c)	24,411
Support and services	3,125	(161)	(a)	2,964	6,101	(361)	(a)	5,740
Total cost of revenue	15,972	(329)		15,643	30,715	(564)		30,151
Gross profit	31,757	329		32,086	61,293	564		61,857
Gross profit %	66.5%			67.2%	66.6%			67.2%
Operating expenses:
Research and development	10,512	(778)	(a)	9,734	20,834	(1,602)	(a)	19,232
Sales and marketing	18,314	(894)	(a), (c)	17,420	35,517	(1,762)	(a), (c)	33,755
General and administrative	6,608	(777)	(a)	5,831	12,741	(2,199)	(a), (b)	10,542
Total operating expenses	35,434	(2,449)		32,985	69,092	(5,563)		63,529
Income (Loss) from operations	(3,677)	2,778		(899)	(7,799)	6,127		(1,672)
Other income, net	27	-		27	614	-		614
Income (Loss) before provision for income tax	(3,650)	2,778		(872)	(7,185)	6,127		(1,058)
Provision for (benefit from) income tax	41	99	(d)	140	151	-	(d)	151
Net income (loss)	$(3,691)	$2,679		$(1,012)	$(7,336)	$6,127		$(1,209)
Net income (loss) per share:
Basic	$(0.08)	$0.06		$(0.02)	$(0.16)	$0.13		$(0.03)
Diluted (e)	$(0.08)	$0.06		$(0.02)	$(0.16)	$0.13		$(0.03)
Shares used in computing net loss per share:
Basic	45,900			45,900	45,672			45,672
Diluted (e)	45,900			45,900	45,672			45,672

(a) Excludes stock-based compensation as follows:
Cost of product revenue		$27				$62
Cost of support and services revenue		161				361
Research and development		778				1,602
Sales and marketing		885				1,753
General and administrative		777				1,674
		$2,628				$5,452

(b) Excludes severance for former Chief Executive Officer:
General and administration		$-				$525

(c) Excludes amortization of acquisition-related intangibles:
Cost of product revenue		$141				$141
Sales and marketing		9				9
		$150				$150

(d)	Excludes the tax impact of the items which are excluded in (a) to (c) above.

(e)	Potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

Comparison of the three months ended December 31, 2011 and December 31, 2010

Revenue.

	Three Months Ended
	December 31,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Revenue	$58,012	$47,729	$10,283	22%

Revenue. Revenue increased by $10.3 million or 22% in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The increase from the prior period was due to increases in both product and support and services revenues during the period.  Product revenues in the three months ended December 31, 2011 were $46.3 million, representing an increase of $8.4 million or 22%.  The increase in product revenues was primarily attributable to our continued investments in both sales and marketing efforts as well as our expansion of two-tier distribution channel relationships for our domestic markets. These efforts have led to the realization of higher sales volumes, expansion of our customer base and increased market share and increased brand awareness which has driven our revenue growth. Revenues from service providers as well as from international markets have also increased as a result of these efforts. Support and services revenue in the three months ended December 31, 2011 was $11.7 million, an increase of $1.9 million or 20%. The increase in support and services revenue was primarily due to the increase in support contract renewals from a larger customer base.

Cost of revenue and gross profit.

	Three Months Ended
	December 31,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$20,072	$15,972	$4,100	26%
Gross profit	37,940	31,757	6,183	19%
Gross margin	65%	67%	n/a	(2%)

Cost of revenue. Gross margins decreased to 65% in the three months ended December 31, 2011 as compared to 67% in the three months ended December 31, 2010.  The decrease from the prior period was primarily attributable to decreases in both product and service margins during the period. Product margins were 65% and service margins were 66% of their respective revenues in the three months ended December 31, 2011 as compared to 66% and 68% of their respective revenues in three months ended December 31, 2010.  The decrease in product margins was due to a change in our channel sales mix as a greater percentage of total sales were transacted through our domestic two-tier distribution partners , as such sales generally have a lower margin than the sales made directly to our resellers. The decrease in service margins was primarily due to an increase in personnel costs associated with headcount in our service department to meet the needs of our larger customer base.

Operating expenses.

	Three Months Ended
	December 31,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Research and development	$12,240	$10,512	$1,728	16%
Sales and marketing	21,596	18,314	3,282	18%
General and administration	6,349	6,608	(259)	(4%)

Research and development. Research and development expenses increased by $1.7 million or 16% in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  The increase in research and development expenses from the prior period is primarily due to an increase in personnel costs of $1.4 million as a result of an increase in headcount of approximately 37 employees to support product development efforts as we continue to expand both our products and solutions offerings.

Sales and marketing. Sales and marketing expenses increased by $3.3 million or 18% in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The increase in sales and marketing expenses from the prior period is primarily due to an increase in personnel related costs including, bonuses and commissions of $2.5 million, travel expenses of $0.2 million, advertising and promotional activities of $0.2 million and share-based compensation of $0.2 million. Such increases were a result of headcount increase of 45 employees attributable to our focused effort to expand our customer base.

Index

General and administrative. General and administrative expenses decreased by $0.3 million or 4% in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The decrease in general and administrative expenses from the prior period is primarily due to a decrease in legal expenses of approximately $0.2 million and a decrease in professional and outside consulting fees of $0.5 million that were incurred in connection with our acquisition of Agito in the prior year and a decrease of $0.2 million in equipment expenses and software licenses. These decreases were partially offset by a increase in stock-based compensation expense of $0.3 million and a legal settlement of $0.5 million.

Other income (expense), net.

	Three Months Ended
	December 31,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(196)	$27	$(223)	(826%)

Other income (expense), net. Other income decreased by $0.2 million due to a decrease in interest income by $0.1 million as a result of lower interest rates and an increase in foreign exchange loss of $0.1 million due to the weakening of foreign currencies against the U.S. dollar.

Provision for income tax.

	Three Months Ended
	December 31,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$97	$41	$56	137%

Provision for income tax. The provision for income taxes increased by $56,000 in three months ended December 31, 2011 as compared to three months ended December 31, 2010. The increase in income tax expense from the prior period is primarily due to higher state income tax expense for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Comparison of the six months ended December 31, 2011 and December 31, 2010

Revenue.

	Six Months Ended
	December 31,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Revenue	$111,870	$92,008	$19,862	22%

Revenue. Revenue increased by $19.9 million or 22% in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. The increase in revenue from the prior period was primarily due to increases in both product and support and services revenues during the period.  Product revenues in the six months ended December 31, 2011 were $88.5 million, representing an increase of $15.3 million or 21%. The increase in product revenue is primarily attributable to the higher sales volumes from our channel partners and expansion in the U.S. two-tier distribution channel which was primarily attributable to our continued investments in both sales and marketing efforts. These efforts have led to the realization of higher sales volumes, expansion of our customer base, increased brand awareness and increased market share which has driven our revenue growth from service providers and international and domestic markets. Support and services revenue in the six months ended December 31, 2011 were $23.4 million, an increase of $4.5 million or 24%. The increase in support and services revenue was primarily due to an increase in support renewals from our larger customer base.

Index

Cost of revenue and gross profit.

	Six Months Ended
	December 31,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$38,442	$30,715	$7,727	25%
Gross profit	73,428	61,293	12,135	20%
Gross margin	66%	67%	n/a	(1%)

Cost of revenue. Gross margins decreased to 66% in the six months ended December 31, 2011 as compared to 67% in the six months ended December 31, 2010. The decrease from the prior period was primarily attributable to decreases in both product and service margins during the period. Product margins decreased to 65% in the six months ended December 31, 2011 as compared to 66% in the six months ended December 31, 2010. The decrease in product margins was due to a change in our channel sales mix as a greater percentage of total sales were transacted through our domestic two-tier distribution partners, as such sales generally have a lower margin than the sales made directly to our resellers, as well as moderate increase in discounting and changes in overall product mix to lower margin items. The support and service margins were 66% in the six months ended December 31, 2011 as compared to 68% in the six months ended December 31, 2010. The decrease in service margins was primarily due to an increase in the number of service personnel during the first six months of the current fiscal year as compared to the first six months of the prior year to support the needs of our growing customer base.

Operating expenses.

	Six Months Ended
	December 31,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Research and development	$24,053	$20,834	$3,219	15%
Sales and marketing	42,818	35,517	7,301	21%
General and administration	12,978	12,741	237	2%

Research and development. Research and development expenses increased by $3.2 million or 15% in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. The increase is primarily due to an increase in employee compensation and related fringe benefits of $2.8 million as result of increased headcount and share-based compensation of $0.3 million to existing and new employees.

Sales and marketing. Sales and marketing expenses increased by $7.3 million or 21% in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. The increase in sales and marketing expenses is primarily due to employee compensation, bonuses, commissions and related fringe benefits of $5.6 million, share-based compensation of $0.3 million, travel expenses of $0.7 million as a result of headcount increase and consulting and outsourced services of $0.4 million.

General and administrative. General and administrative expenses increased by $0.2 million or 2% in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. Though the headcount increased during the six months ended December 31, 2011 by approximately 13 employees, the increase in the employee compensation and related fringe benefits in this period was offset by the one-time severance expense of $0.5 million to the former Chief Executive Officer included in the six months ended December 31, 2010. The increase in legal settlement of $0.5 million and share-based compensation of $0.3 million was offset by decreases of $0.2 million in legal expenses and $0.4 million in consulting and outsourced services. The legal and outsourced service expenses were higher in six months ended December 31, 2010 due to the Agito acquisition in that period.

Other income (expense), net.

	Six Months Ended
	December 31,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(595)	$614	$(1,209)	(197%)

Other income (expense), net. The change of $1.2 million in other income, net was primarily attributable to $0.9 million of foreign exchange loss due to the strengthening of the U.S. dollar relative to other foreign currencies and a decrease in interest income of $0.3 million due to lower interest rates.

Index

Provision for income tax.

	Six Months Ended
	December 31,
	2011	2010	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$164	$151	$13	9%

Provision for income tax. The provision for income taxes increased moderately by $13,000 in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. This increase is primarily due to higher state income tax expense for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010, partially offset in part by a decrease in foreign income tax expense.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	December 31,	June 30,	Increase/
	2011	2011	(Decrease)
Cash and cash equivalents	$94,491	$89,695	$4,796
Short-term investments	21,359	16,057	5,302
Total	$115,850	$105,752	$10,098

As of December 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $115.9 million and accounts receivable of $30.9 million.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products and purchases of property and equipment.

On January 31, 2012, the Company entered into a Definitive Agreement (“agreement”) with M5 Networks, Inc. (“M5”), a privately-held company headquartered in New York and a provider of hosted unified communications solutions.  Under the terms of the agreement, the Company will acquire M5 for an aggregate purchase price of approximately $159.7 million, which includes $84.1million in cash and 9.5 million shares of ShoreTel common stock, and up to $13.7 million in additional contingent and deferred consideration upon the achievement of certain performance milestones within the twelve months ended December 31, 2012. The contingent payments are payable over the two years after closing and are based upon the achievement of certain performance milestones for the twelve months ended December 31, 2012.  In connection with the agreement, we are in the process of establishing a financing arrangement with a bank. We believe that the cash balance after the acquisition along with cash generated from our operations will be sufficient to fund our operating requirements for at least the next twelve months.

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

Index

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Six Months Ended
	December 31,
	2011	2010
Cash provided by operating activities	$10,187	$4,214
Cash provided by (used in) investing activities	(7,466)	(19,314)
Cash provided by (used in) financing activities	2,075	1,978
Net increase (decrease) in cash and cash equivalents	$4,796	$(13,122)

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

Net loss during the six months ended December 31, 2011 and 2010 included non-cash charges of $6.5 million and $5.5 million in stock-based compensation expense, respectively, and depreciation and amortization of $3.3 million and $1.9 million, respectively.

Cash provided by operating activities during the six months ended December 31, 2011 also reflects net changes in operating assets and liabilities, which provided $7.4 million of cash consisting primarily of a decrease in accounts receivable of $2.9 million due to a decrease in the days sales outstanding, increase in deferred revenue of $7.5 million due to higher support contracts and increased volume through our two-tier value-added distributors, increase in accounts payable of $1.5 million and increase in accrued liabilities and other of $1.8 million. These cash inflows were offset by increases in inventory of $3.5 million, and prepaid expenses and other current assets of $1.0 million and decrease in accrued employee compensation of $1.5 million.

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

Net cash used in investing activities was $7.5 million during the six months ended December 31, 2011 and $19.3 million during the six months ended December 31, 2010, respectively. Net cash used in investing activities in the six months ended December 31, 2011 mainly related to the purchase of short-term investments of $24.9 million, purchase of property, plant and equipment of $1.4 million and purchase of patents of $0.6 million. These cash outflows were offset by maturities of short-term investments of $19.4 million. Net cash used in investing activities in the six months ended December 31, 2010 related to purchase consideration of $11.4 million paid for the acquisition of Agito Networks, Inc. in October 2010, purchase of short-term investments of $3.1 million, purchase of property, plant and equipment of $4.0 million and purchase of a perpetual license and patent of $0.8 million.

Cash flows from financing activities

Net cash provided by financing activities was $2.1 million and $2.0 million for the six months ended December 31, 2011 and 2010, respectively. In the six months ended December 31, 2011 we received $2.5 million from the exercise of stock options and issuance of common stock under our employee stock purchase plan, and paid $0.4 million associated with employee tax obligations on the vesting of restricted stock units which had been exchanged for such obligations. In the six months ended December 31, 2010, the cash provided from financing activities was primarily from the exercise of common stock options and issuance of common stock under our employee stock purchase plan for $2.3 million offset by $0.3 million of employee tax obligations on vesting of restricted stock units.

Index

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2011 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$10,509	$2,321	$5,676	$2,285	$227
Outstanding letters of credit	103	103	-	-	-
Software license commitments	688	250	438	-	-
Non-cancellable purchase commitments for inventory	18,910	18,910	-	-	-
Total	$30,210	$21,584	$6,114	$2,285	$227

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in Australian dollar, British pound and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the remeasurement losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures. We have performed a sensitivity analysis as of December 31, 2011, which indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of December 31, 2011.

We do not have any material changes in the market risk and the interest rate risk disclosure included in the “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2011.

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

Except as noted below there are no material changes in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2011.

Index

We have made acquisitions in the past and expect to acquire other companies or technologies, which could divert our management 's attention, result in additional dilution to our stockholders, increase expenses, and otherwise disrupt our operations and harm our operating results.

We acquired one company in 2011 and have recently announced that we entered into a definitive agreement to acquire M5 Networks, Inc. ("M5") in a cash and stock transaction valued at approximately up to $160 million. We may acquire or invest in other businesses, products or technologies that we believe could complement or expand our product line, enhance our technical capabilities or otherwise offer growth opportunities. The pending acquisition of M5 and other potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these acquisitions.

There are inherent risks in integrating and managing corporate acquisitions, and we have limited experience with acquisitions. If we acquire M5 or any other additional businesses, we may not be able to integrate the acquired personnel, operations, product lines and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•	unanticipated costs or liabilities associated with the acquisition;
•	incurrence of acquisition-related direct and indirect costs;
•	diversion of management's attention from other business concerns;
•	risks related to entering into new markets;
•	harm to our existing business relationships with business partners and customers as a result of the acquisition;
•	the potential loss of key employees;
•	use of resources that are needed in other parts of our business;
•	use of substantial portions of our available cash to consummate the acquisition; and
•	risks and costs associated with the incurrence of debt financing sufficient to have available the cash needed to consummate the acquisition of M5.

In addition, a significant portion of the purchase price of M5 and other companies we acquire may be allocated to goodwill and other indefinite lived intangible assets, which must be assessed for impairment at least annually. Also, contingent considerations related to the acquisitions will be remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, hi addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

The effective date of the registration statement for our initial public offering was July 2, 2007. As of December 31, 2011, the proceeds from our initial public offering have been invested in cash, cash equivalents and short-term investments. None of the use of the proceeds was made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2012

ShoreTel, Inc.

	By:	/s/ Michael E. Healy
Michael E. Healy
Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

10.1+	ShoreTel FY 2012 Executive Bonus Plan

10.2	Agreement and Plan of Reorganization among ShoreTel Inc., M5 Networks, Inc., Mets Acquisition Corp., Mets Acquisition II LLC, and Fortis Advisors LLC, dated January 31, 2012

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

+	Management compensatory plan