Form 10-Q
period 2012-03-31
ShoreTel Inc
filed 2012-05-10
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 28, 2012, 57,741,748 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES
FORM 10-Q for the Quarter Ended March 31, 2012

Index

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$40,328	$89,695
Short-term investments	20,994	16,057
Accounts receivable, net of allowances of $562 as of March 31, 2012 and $737 as of June 30, 2011	32,746	33,812
Inventories	23,176	19,062
Prepaid expenses and other current assets	5,807	3,540
Total current assets	123,051	162,166
Property and equipment - net	12,578	8,236
Goodwill	119,273	7,415
Intangible assets	47,651	8,570
Other assets	1,240	714
Total assets	$303,793	$187,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,289	$6,394
Accrued liabilities and other	19,976	8,533
Accrued employee compensation	9,379	11,022
Contingent consideration	9,132	—
Deferred revenue	36,509	26,362
Total current liabilities	86,285	52,311

Long-term line of credit, net	24,947	—
Long-term deferred revenue	12,962	11,321
Long-term contingent consideration	3,368	—
Other long-term liabilities	4,998	2,045
Total liabilities	132,560	65,677
Commitments and contingencies (Note 13)	—	—
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; shares issued and outstanding, 57,732 and 47,455 shares as of March 31, 2012 and June 30, 2011, respectively	306,600	241,063
Accumulated other comprehensive income	4	40
Accumulated deficit	(135,371)	(119,679)
Total stockholders’ equity	171,233	121,424
Total liabilities and stockholders’ equity	$303,793	$187,101

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue:
Product	$42,440	$41,248	$130,901	$114,387
Hosted and related services	1,294	-	1,294	-
Support and services	12,570	10,329	35,979	29,198
Total revenue	56,304	51,577	168,174	143,585
Cost of revenue:
Product (1)	14,160	12,979	44,718	37,593
Hosted and related services	780	-	780	-
Support and services (1)	4,104	3,515	11,988	9,616
Total cost of revenue	19,044	16,494	57,486	47,209
Gross profit	37,260	35,083	110,688	96,376
Operating expenses:
Research and development (1)	13,137	12,562	37,190	33,396
Sales and marketing (1)	22,566	18,920	65,384	54,437
General and administrative (1)	6,541	6,377	19,519	18,778
Acquisition-related costs	4,488	-	4,488	340
Total operating expenses	46,732	37,859	126,581	106,951
Loss from operations	(9,472)	(2,776)	(15,893)	(10,575)
Other income (expense):
Interest income	19	105	97	447
Other income (expense), net	(23)	61	(696)	333
Total other income (expense)	(4)	166	(599)	780
Loss before provision for tax	(9,476)	(2,610)	(16,492)	(9,795)
Provision for (benefit from) income tax	(964)	(228)	(800)	(77)
Net loss	$(8,512)	$(2,382)	$(15,692)	$(9,718)
Net loss per share - basic and diluted	$(0.17)	$(0.05)	$(0.33)	$(0.21)
Shares used in computing net loss per share - basic and diluted	49,126	46,249	48,196	45,862

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$32	$32	$106	$94
Cost of support and services revenue	210	111	618	472
Research and development	901	1,086	2,824	2,688
Sales and marketing	1,039	459	3,106	2,212
General and administrative	978	1,112	3,028	2,786
Total stock-based compensation expense	$3,160	$2,800	$9,682	$8,252

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,692)	$(9,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,151	3,219
Stock-based compensation expense	9,682	8,252
Amortization of premium on investments	178	500
Loss on disposal of property and equipment	27	97
(Provision) benefit for doubtful accounts receivable	141	(120)
Valuation allowance on deferred tax asset released	(1,040)	-
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,754	(2,300)
Inventories	(4,035)	(6,444)
Prepaid expenses and other current assets	(1,552)	4,078
Other assets	(365)	578
Accounts payable	2,932	749
Accrued liabilities and other	1,872	(2,612)
Accrued employee compensation	(1,643)	1,400
Deferred revenue	10,531	4,291
Net cash provided by operating activities	9,941	1,970

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(2,625)	(5,137)
Purchases of investments	(39,109)	(3,136)
Proceeds from sale/maturities of investments	33,958	21,194
Cost of acquisition of businesses, net of cash acquired	(78,108)	(11,375)
Purchases of patents and technology	(550)	(770)
Net cash provided by (used in) investing activities	(86,434)	776

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,722	3,177
Taxes paid on vested and released stock awards	(543)	(426)
Proceeds from line of credit	24,947	-
Net cash provided by financing activities	27,126	2,751

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,367)	5,497
CASH AND CASH EQUIVALENTS - Beginning of period	89,695	68,426
CASH AND CASH EQUIVALENTS - End of period	$40,328	$73,923

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid (refunds received) for taxes	$215	$(1,572)

NONCASH INVESTING AND FINANCING ACTIVITIES:

Fair value of contingent consideration payable to M5	$12,500	$-
Shares issued as consideration in M5 acquisition	$53,675	$-
Property, plant and equipment acquired on capital lease	$67	$-
Unpaid portion of property and equipment purchases included in period-end accruals	$151	$443

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of Pure Internet Protocol, or IP, unified communications systems for enterprises. The Company’s systems are based on its distributed software architecture and switch-based hardware platform which enable multi-site enterprises to be served by a single telecommunications system. The Company’s systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, management believes that the Company’s systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.  Through the Company’s acquisition of M5 Networks, Inc. (“M5”), which was completed in March 2012, the Company has expanded its product portfolio allowing it to now provide Unified Communication products and services over cloud based platforms.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of March 31, 2012 and June 30, 2011, and for the three and nine months ended March 31, 2012 and 2011 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2012, results of operations for the three and nine months ended March 31, 2012 and 2011, and cash flows for the nine months ended March 31, 2012 and 2011, as applicable, have been made. We have included the financial results of M5 from March 23, 2012, the date of acquisition in our consolidated financial statements. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Reclassifications

Acquisition related costs of $0.3 million has been reclassified out of general and administration expenses into its separate line item in the statement of operations for the nine months ended March 31, 2011, to conform to the presentation for the nine months ended March 31, 2012.

Computation of Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 9.8 million and 9.5 million shares were not included in the computation of diluted net loss per share for the three and nine months ended March 31, 2012 and 2011, respectively, because to do so would have been anti-dilutive.

Comprehensive Income (loss)

Other comprehensive income consists of net income (loss) for the period plus unrealized gains (losses) on short-term investments. Accordingly, comprehensive loss was $(8.5) million and $(2.5) million for the three months ended March 31, 2012 and 2011, respectively, and $(15.7) million and $(9.8) million for the nine months ended March 31, 2012 and 2011, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, cash and cash equivalents and short-term investments. Ongoing credit evaluations of customers' financial condition are performed and the amount of credit is limited when deemed necessary. Accounts receivable from one value-added distributor accounted for 28% of total accounts receivable at March 31, 2012. At June 30, 2011, there were no individual customers constituting 10% or more of accounts receivable. The Company invests its cash and cash equivalents and short-term investments with high credit quality financial institutions. However, balances held with these institutions may exceed the amount of insurance provided on such balances.

Index

Revenue Recognition

The Company’s revenue recognition policy from products and services of its Premise-based segment is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The Company’s revenues from hosted and related services acquired from M5 and operated within its Cloud-based segment are recognized in the period when the service is provided. Unbilled revenues represent revenues for services provided that will be billed in the subsequent month.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 will be effective for us beginning July 1, 2013. We believe that the adoption of ASU 2011-11 may impact future disclosures but will not impact our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-8, Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, that provides guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which provides guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This portion of the guidance will be effective for us beginning July 1, 2012 and will require retrospective financial statement presentation changes only. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued ASU No. 2011-12 which indefinitely defers the guidance related to the presentation of reclassification adjustments.

3. Business Combination

M5 Networks, Inc. Acquisition

On March 23, 2012, the Company acquired all outstanding common stock of M5 Networks, Inc. (“M5”), a privately-held company based in New York and a provider of hosted unified communications solutions.  The acquisition of M5 allows the Company to expand its product offering to include unified communication product and services over cloud-based platforms. The purchase consideration issued includes 9.5 million shares issued to the shareholders of M5, cash payment of $80.6 million, and additional cash earn-outs (not to exceed $13.7 million in aggregate) payable over the next two years contingent upon achieving certain revenue targets for the twelve months ending December 31, 2012. The shares issued as consideration are valued based on the closing stock price of the Company’s common stock on March 23, 2012, (representing a Level 1 measurement) and the contingent earn-outs are valued using a probability-based approach on various revenue assumptions. Final determination of the earn-out liability can range from zero to $13.7 million based on the actual achievement of the revenue targets. Any change in the fair value of contingent consideration from events after the acquisition date, will be recognized in earnings of the period when the event occurs. There is no change in the fair value of the contingent consideration from the date of the acquisition through March 31, 2012. The probability-based approach used to fair value contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs include projected revenues, percentage probability of occurrence and discount rate to present value the payments.

The summary of the preliminary purchase consideration is as follows:

In thousands
Cash	$80,605
Fair value of shares issued	53,675
Fair value of contingent consideration	12,500
$146,780

In accordance with ASC 805, Business Combinations, the acquisition of M5 was recorded as a purchase business acquisition. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $111.9 million. The goodwill consists largely of expected synergies from combining the operations of M5 with that of the Company. The goodwill recognized is not deductible for income tax purposes. All of the goodwill recorded in the M5 purchase price allocation is assigned to the Cloud-based segment.

Index

Preliminary Purchase Price Allocation

The total preliminary purchase price was allocated to M5’s net tangible and identifiable intangible assets based on their estimated fair values as of March 23, 2012 as set forth below. The following is the preliminary purchase price allocation (in thousands):

	In thousands	Estimated useful lives (in years)
Current assets	$6,120
Intangible assets:
Existing technology	15,700	3-8
In process research and development	1,700	n/a
Customer relationships	23,000	7
Non-compete agreements	300	2
Goodwill	111,858
Other long-term assets	4,860
Deferred tax liability, net	(1,040)
Other liabilities assumed	(15,718)
	$146,780

Valuing certain components of the acquisition, including deferred taxes, and intangible s required us to make estimates that may be adjusted in the future, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

In accordance with accounting for business combinations, the Company expensed $4.5 million for investment bankers fees, legal, consulting and other costs directly related to the acquisition. The Company recorded revenue of $1.3 million and earned gross profit of $0.5 million from its hosted and related services business acquired from M5 in the three and nine months ended March 31, 2012. Due to the continued integration of the combined business, it is impractical to determine the earnings from M5 beyond the measure of gross profit.

Agito Networks, Inc. Acquisition

On October 19, 2010, the Company acquired Agito Networks, Inc. (“Agito”), a leader in platform-agnostic enterprise mobility, for total cash consideration of $11.4 million. The acquisition of Agito expands and enhances the Company’s product offering by adding Agito’s mobility solution to the Company’s existing range of products, software and services. In accordance with ASC 805, Business Combinations, the total consideration paid for Agito was first allocated to the net assets acquired based on the estimated fair values of the assets at the acquisition date.  The excess of the fair value of the consideration paid over the fair value of Agito’s net tangible and identifiable intangible assets acquired resulted in the recognition of goodwill of approximately $7.4 million, primarily related to expected synergies to be achieved in connection with the acquisition. The goodwill recognized is deductible for income tax purposes and is assigned to the Premise-based segment.

The table below shows the allocation of the purchase price to tangible and intangible assets and liabilities assumed:

In thousands
Tangible assets	$261
Goodwill	7,415
Intangible assets	4,220
Liabilities assumed	(521)
$11,375

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and its Agito and M5 acquisitions as though Agito was combined as of the beginning of fiscal year 2010 and M5 was combined as of the beginning of fiscal year 2011. The pro forma financial information for the period presented also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, adjustments to interest expenses for certain borrowings and exclusion of amortization of intangibles acquired by M5 in their prior acquisitions. The pro forma financial information below is also adjusted to exclude the Company’s non-recurring acquisition-related costs of $4.5 million and M5’s non-recurring acquisition-related costs of $7.8 million incurred in the three and nine months ended March 2012 and included them in the nine months ended March 31, 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2010 and 2011, respectively.

Index

	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
In thousands, except per share amounts	2012	2011	2012	2011
Total revenue	$69,769	$61,037	$208,983	$170,777
Net loss	(5,832)	(4,806)	(17,090)	(30,097)
Basic and diluted earnings per share	(0.10)	(0.09)	(0.30)	(0.54)

4. Balance Sheet Details

Balance sheet components consist of the following:

	March 31,	June 30,
	2012	2011
	(Amounts in thousands)
Inventories:
Raw materials	$-	$283
Distributor inventory	2,950	1,091
Finished goods	20,226	17,688
Total inventories	$23,176	$19,062

Property and equipment:
Computer equipment and tooling	$16,953	$10,868
Software	2,686	2,311
Furniture and fixtures	2,582	1,925
Leasehold improvements & others	2,667	2,568
Total property and equipment	24,888	17,672
Less accumulated depreciation and amortization	(12,310)	(9,436)
Property and equipment – net	$12,578	$8,236

Deferred revenue:
Product	$9,161	$3,195
Support and other services	40,310	34,488
Total deferred revenue	$49,471	$37,683

Index

Intangible Assets:

The following is a summary of the Company’s intangible assets as of the following dates (in thousands):

	March 31, 2012			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,485	$(1,501)	$1,984	$2,935	$(1,022)	$1,913
Technology	22,848	(2,387)	20,461	6,127	(861)	5,266
Customer relationships	23,300	(191)	23,109	300	(30)	270
Non-compete agreements	300	(3)	297	-	-	-
Intangible assets in process	1,800	-	1,800	1,121	-	1,121
Intangible assets	$51,733	$(4,082)	$47,651	$10,483	$(1,913)	$8,570

The intangible assets that are amortizable have estimated useful lives of three to eight years. During the three months ended March 31, 2012, the Company acquired $15.7 million in existing technology, $23.0 million in customer relationships, $1.7 million in identified in-process research and development projects and $0.3 million in non-compete agreements associated with the Company’s acquisition of M5 Networks, Inc. referred to in Note 3. During the nine months ended March 31, 2012, the Company also transferred approximately $1.0 million previous recorded as in process to existing technology upon certain projects reaching technological feasibility during the period.

Amortization of intangible assets for the three months ended March 31, 2012 and 2011 was $0.9 million and $0.4 million, respectively, and for the nine months ended March 31, 2012 and 2011 was $2.2 million and $0.9 million, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2012 (remaining three months)	$2,347
2013	9,389
2014	8,842
2015	6,948
2016	6,356
Thereafter	11,969
Total	$45,851

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of March 31, 2012
Corporate notes and commercial paper	$10,779	$12	$-	$10,791
U.S. Government agency securities	10,211	-	(8)	10,203
Total short-term investments	$20,990	$12	$(8)	$20,994

As of June 30, 2011
Corporate notes and commercial paper	$6,105	$24	$-	$6,129
U.S. Government agency securities	9,912	16	-	9,928
Total short-term investments	$16,017	$40	$-	$16,057

Index

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of March 31, 2012
Less than 1 year	$11,701	$11,708
Due in 1 to 3 years	9,289	9,286
Total	$20,990	$20,994

	Amortized Cost	Fair Value
As of June 30, 2011
Less than 1 year	$16,017	$16,057
Due in 1 to 3 years	-	-
Total	$16,017	$16,057

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

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$7,727	$7,727	$-	$-
Short-term investments:
Corporate notes and commercial paper	10,791	-	10,791	-
U.S. Government agency securities	10,203	-	10,203	-
Total assets measured and recorded at fair value	$28,721	$7,727	$20,994	$-
Liabilities:
Acquisition-related contingent consideration (See Note 3)	$12,500	$-	$-	$12,500

The above table excludes $32.6 million of cash balances on deposit at banks.

Index

	June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$72,445	$72,445	$-	$-
Short-term investments:
Corporate notes and commercial paper	6,129	-	6,129	-
U.S. Government agency securities	9,928	-	9,928	-
Total assets measured and recorded at fair value	$88,502	$72,445	$16,057	$-

The above table excludes $17.3 million of cash balances on deposit at banks.

The foreign exchange forward contracts outstanding as of March 31, 2012 are entered into by the Company on the last day of the period. This fair value is not material.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the a) actual experience gained from the purchases and redemption of investment securities, b) quotes received on similar securities obtained when purchasing securities and c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no material impairment charges during the nine months ended March 31, 2012 and 2011, respectively. There were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The fair value of contingent consideration arising from the acquisition of M5 Networks, Inc. (See Note 3), is classified within Level 3 of the fair value hierarchy since it is based on a probability- based approach that includes significant unobservable inputs. The significant unobservable inputs include projected revenues, percentage probability of occurrence and discount rate to present value the payments. A significant increase (decrease) in any of these input factors in isolation could result in significantly lower (higher) fair value measurement. The fair value of the contingent consideration is calculated on a quarterly basis by the Company based on a collaborative effort of the Company's operations, finance and accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period.  No adjustments were made for the three and nine months ended March 31, 2012.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2012.

	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	weighted average (range)
As of March 31, 2012
Acquisition-related contingent consideration	$12,500	Multiple outcome discounted cash flow	Revenue (in 000's)	$59,895 ($55,900 - $60,000)
			Discount rate (%)	6%
			Probability of occurance (%)	99.80%

The change in the fair value of our contingent consideration liability is as follows (in thousands):

Fair Value
As of June 30, 2011	$-
Add: Fair value of contingent consideration acquired	12,500
As of March 31, 2012	$12,500

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. There was no impairment recorded in the three and nine months ended March 31, 2012.

Index

6. Line of credit

On March 15, 2012, the Company entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing and is payable in full upon maturity. The amounts borrowed and repaid under the Credit facility can be reborrowed.  The borrowings under the Credit Facility will accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the Company’s Consolidated EBITDA (as defined in the Credit Agreement), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s Consolidated EBITDA.  The Company also pays annual commitment fees during the term of the Credit Agreement which varies depending on the Company’s Consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Agreement requires the Company to maintain a minimum ratio of Liquidity to its Indebtedness (each as defined in the Credit Agreement) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Agreement throughout the term of the Credit Facility.

As of March 31, 2012, the Company had $25.3 million outstanding under the Credit Facility and was in compliance with all its covenants.

7. Income Taxes

The Company recorded an income tax benefit of $1.0 million and $0.8 million for the three months and nine months ended March 31, 2012, respectively and $0.2 million and $0.1 million for the three and nine months ended March 31, 2011, respectively.

During the quarter, the Company acquired M5 Networks, Inc. and recorded approximately $40.7 million of intangible assets. The Company recorded a net deferred tax liability of $1.0 million from the increased step-up in basis of intangibles and the net operating loss carryforwards of M5 Networks, Inc. As a result of the increased deferred tax liability from the acquisition, the Company released the valuation allowance on its existing net deferred tax assets for an equivalent amount. The income tax benefit for three months ended March 31, 2012 includes a tax provision of $0.08 million offset by the release of valuation allowance of $1.0 million. The income tax benefit for the nine months ended March 31, 2012 includes a tax provision of $0.2 million offset by the release of valuation allowance of $1.0 million.

The tax benefit determined for the three and nine months ended March 31, 2011 is primarily the result of a $0.3 million federal income tax refund claim filed during the three months ended March 31, 2011 for the carryback of tax year 2010 alternative minimum tax (AMT) losses to prior years.

The Company maintains liabilities for uncertain tax positions. As of March 31, 2012 and June 30, 2011, the Company’s total amounts of unrecognized tax benefits were $3.1 million. Of the total of $3.1 million, of unrecognized tax benefits, respectively, only $0.1 million, respectively, if recognized, would impact the effective tax rate.

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

 8. Common Stock

Common Shares Reserved for Issuance

At March 31, 2012, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	15,600
Reserved under employee stock purchase plan	646
Total	16,246

Index

 9. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Expected life from grant date of option (in years)	6.08	6.01	6.08	6.15
Expected life from grant date of ESPP (in years)	0.50	0.50	0.50	0.50
Risk free interest rate for options	0.90%	2.12%	0.90-1.15%	1.52%
Risk free interest rate for ESPP	0.09%	0.18%	0.05-0.09%	0.18-0.20%
Expected volatility for options	66%	57%	65-66%	57%
Expected volatility for ESPP	74%	51%	52-74%	46-51%
Expected dividend yield	0%	0%	0%	0%

           During the three months ended March 31, 2012 and 2011, the Company recorded non-cash stock-based compensation expense of $3.2 million and $2.8 million, respectively. During the nine months ended March 31, 2012 and 2011, the Company recorded non-cash stock-based compensation expense of $9.7 million and $8.3 million, respectively.

           Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of March 31, 2012, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $15.5 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.5 years.

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

Index

Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Balance at July 1, 2011	4,475	7,931	$5.45
Options expired	(2)	-	-
Shares authorized	2,407
Options granted (weighted average fair value $4.32 per share)	(1,062)	1,062	7.29
Options exercised	-	(207)	4.22
Options cancelled/forfeited	370	(370)	5.71
Restricted stock units granted (see Note 12)	(540)	-	-
Restricted stock units cancelled/forfeited	190	-	-
Balance at March 31, 2012	5,838	8,416	$5.70	6.33	$7,281
Vested and expected to vest at March 31, 2012		7,908	$5.62	6.14	$7,155
Options exercisable at March 31, 2012		4,684	$4.94	4.97	$5,875

The total pre-tax intrinsic value for options exercised in the three months ended March 31, 2012 and 2011 was $0.1 million and $1.5 million, respectively, and for the nine months ended March 31, 2012 and 2011 was $0.5 million and $2.6 million, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

As of March 31, 2012, 645,601shares are reserved for future issuance.

12. Restricted Stock

Under the 2007 Plan, the Company issued restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer during the nine months ended March 31, 2012 which vest immediately upon issuance.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at one year or 50% at two years from the date of grant and 25% annually thereafter.

Index

Restricted stock award and restricted stock unit activity for the nine months ended March 31, 2012 and 2011 is as follows (in thousands):

	Nine Months Ended
	March 31,
	2012	2011
Beginning units outstanding	1,196	809
Awarded	540	849
Released	(280)	(253)
Forfeited	(109)	(207)
Ending units outstanding	1,347	1,198

Information regarding restricted stock awards and restricted stock units outstanding at March 31, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,347	1.40	$7,650
Shares vested and expected to vest	1,128	1.27	6,407

 13. Litigation, Commitments and Contingencies

Litigation — At March 31, 2012, the Company is involved in litigations relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Based on the information currently available, management believes that there are no claims or actions pending or threatened against us whose ultimate resolution will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain. During the nine months ended March 31, 2012, the Company settled one of the claims against it by entering into a settlement agreement for $0.5 million. The settlement amount is included in general and administrative expenses.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2018. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes.  In connection with the Company’s acquisition of M5 Networks, the Company assumed certain capital leases for equipment and operating leases for equipment and facilities. All leases acquired are recorded at their respective fair values.  Future minimum lease payments under the noncancelable capital and operating leases as of March 31, 2012, are as follows (in thousands):

Years Ending June 30,	Operating leases	Capital leases
2012 (remaining three months)	$865	$365
2013	2,916	1,410
2014	2,436	1,230
2015	1,593	324
2016	1,345	-
Therafter	1,869	-
Total minimum lease payments	$11,024	3,329

Less: amount representing interest		(375)
Present value of total minimum lease payments		2,954
Less: current portion liability		(1,198)
Capital lease obligation, net of current portion		$1,756

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on March 31, 2012.

Rent expense for the three months ended March 31, 2012 and 2011 was $0.6 million and $0.5 million, respectively and for the nine months ended March 31, 2012 and 2011 was $1.6 million and $1.4 million, respectively.

Index

Purchase commitments —The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $21.5 million as of March 31, 2012 and $19.9 million as of June 30, 2011.

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

14. Segment Information

Prior to the acquisition of M5, the Company was organized and operated as one reportable segment. In connection with the acquisition of M5, the Company evaluated the guidance in ASC 280, Segment Reporting, and concluded that the acquired business is distinct from the Company’s core premise based solutions and is therefore a separate reportable segment. M5’s hosted solutions and related services are now operated by the Company within its Cloud-based segment. The Company’s legacy premise based solutions are operated within the Premise-based segment. The Company’s chief operating decision-maker is its Chief Executive Officer (CEO). The Company’s Chief Executive Officer reviews revenue and gross profit for these two distinct segments to evaluate financial performance and allocate resources. The financial information by the two reportable segments is also accompanied by information about revenue by geographic regions.

The following presents total revenue by reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Total revenues:
Premise-based segment	$55,010	$51,577	$166,880	$143,585
Cloud segment	1,294	-	1,294	-
Total	$56,304	$51,577	$168,174	$143,585

Gross profit:
Premise-based segment	$36,746	$35,083	$110,174	$96,376
Cloud segment	514	-	514	-
Total	$37,260	$35,083	$110,688	$96,376

The Company does not identify or allocate assets by operating segment, nor does the CEO evaluate operating segments using discrete asset information.

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
United States of America	$49,230	$45,634	$147,218	$127,255
International	7,074	5,943	20,956	16,330
Total	$56,304	$51,577	$168,174	$143,585

Revenue from one value-added distributor accounted for approximately 24% and 21% of the total revenue during the three and nine months ended March 31, 2012, respectively. No single value-added distributor, reseller or end customer accounted for more than 10% of the total revenue during the three and nine months ended March 31, 2011.

Index

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	March 31,	June 30,
	2012	2011
United States of America	$12,294	$7,725
International	284	511
Total	$12,578	$8,236

The following presents the carrying value of goodwill for our reportable segments (in thousands):

	Premise-based segment	Cloud-based segment	Total
As of June 30, 2011	$7,415	$-	$7,415
Addition (See Note 3)	-	111,858	111,858
As of March 31, 2012	$7,415	$111,858	$119,273

15. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three and nine months ended March 31, 2012, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. The fair value recorded during the three and nine months ended March 31, 2012 was not material since these contracts were entered into on the last day of the period. These derivatives have maturities of approximately one month.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of March 31, 2012 (in thousands). No such contracts were outstanding as of June 30, 2011.

	March 31, 2012
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	2,480	$2,576
British pound	1,540	2,462
Euro	360	480
Total		$5,518

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

Overview

We are a leading provider of IP telecommunications solutions for enterprises. Our solution is comprised of our switches, IP phones and software applications. We were founded in September 1996 and shipped our first system in 1998. We have continued to develop and enhance our product line since that time. Our acquisition of Agito Networks, Inc. (“Agito”), a leader in platform-agnostic enterprise mobility, in the second quarter of fiscal 2011, expands our existing mobile solution with the vision of allowing users to communicate on any device, such as a desk phone, mobile phone, or computer, at any location using any cellular or Wi-Fi network  simply and cost effectively.  We completed the acquisition of M5 Networks, Inc. (“M5”), a leading provider of cloud-based, also referred to as hosted communications solutions for business enterprises on March 23, 2012.  With the acquisition of M5, we can now offer a complete suite of hosted unified communications solutions for our customers depending on their needs and preferences. M5’s hosted solutions and related services are now operated by the Company within its Cloud-based segment. The Company’s legacy premise based solutions are operated within the Premise-based segment.

Index

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

We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. As of March 31, 2012, we worked with over 1,000 channel partners to sell our products. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we will ship our products directly to the enterprise customer.

Most channel partners generally perform installation and implementation services for the enterprises that use our systems. In most cases, our channel partners provide the post-contractual support to the enterprise customer by providing first-level support services and purchasing additional services from us under a post-contractual support contract. For channel partners without support capabilities or that do not desire to provide support, we offer full support contracts to provide all of the support to enterprise customers. Our channel partners may provide managed services offerings to the enterprise customer under which, the channel partner may purchase our products and services and, in turn, charge the enterprise customer a monthly subscription fee to access those products and services. In addition, we have begun to engage some of our channel partners to purchase our products and services from us under a monthly managed services model.

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

We are headquartered in Sunnyvale, California and have sales, customer support, general and administrative and engineering functions in Austin, Texas, New York City, Rochester, NY, and Chicago Illinois. The majority of our personnel work at these locations. Sales, engineering, and support personnel are located throughout the United States and, to a lesser extent, in the United Kingdom, Germany, Belgium, Spain, Hong Kong, Singapore, Mexico, Australia, Canada and India. Most of our enterprise customers are located in the United States. Revenue from international sales was 13% and 12% of our total revenue for the three months ended March 31, 2012 and 2011, respectively and was 12% and 11% of our total revenue for the nine months ended March 31, 2012 and 2011, respectively. Although we intend to focus on increasing international sales and expect those revenues to grow faster than the overall company revenue, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

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

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on service, support, specific commitments, product and services delivered to our value-added distributors that have not sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s transactions described above and are recognized as the revenue recognition criteria are met. Nearly all system sales include the purchase of post-contractual support contracts with terms of up to five years, and the rate of renewal on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of our recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Accordingly, the level of purchases of post-contractual support with our product sales is an important metric for us along with the renewal rates for these services. Our deferred revenue balance at March 31, 2012, was $49.5 million, consisting of $9.2 million of deferred product revenue and $40.3 million of deferred support and services revenue, of which $36.5 million is expected to be recognized within one year.

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

Gross margin for support and services is impacted primarily by the growth in revenue, personnel costs and labor related expenses. The primary goal of our support and services function is to ensure maximum customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we will be able to maintain our gross margin for support and services. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period. Our gross margins will decline significantly in future quarters as a full quarter of the M5 financial results are included in the company’s financial results as the gross margins for those services are appreciably lower than the premise based products and services.

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

Basis of Presentation

Revenue. In our Premise-based segment, we derive our revenue from sales of our IP telecommunications systems and related support and services. Our typical system includes a combination of IP phones, switches and software applications. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and certain certifications, as well as our own strategic considerations.

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

After the acquisition of M5 Networks, Inc., we also derive revenue in our Cloud-based segment from the hosting of our unified communications solution on a cloud-based platform. Our hosted and related services are recognized as services are provided.

Cost of revenue. Our cost of revenue in the Premise-based segment consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of product sold. Cost of support and services revenue consists of salary and related costs of personnel engaged in support and services.

Our cost of revenues in the Cloud-based segment consists primarily of carrier charges, related taxes and salary and related costs of personnel engaged in providing hosting services.

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

Index

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, accounting for income taxes and accounting for business combinations to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense and the fair value estimates for assets and liabilities acquired in a business combination. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the nine months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except the accounting policy for revenue recognition reflected in Note 2 of the accompanying condensed consolidated financial statements included in Item 1., which now reflects the revenue recognition from the cloud-based services provided. For a description of those accounting policies, please refer to our 2011 Annual Report on Form 10-K.

Index

Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for three and nine months ended March 31, 2012 and 2011 (Amounts in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue:
Product	$42,440	$41,248	$130,901	$114,387
Hosted and related services	1,294	-	1,294	-
Support and services	12,570	10,329	35,979	29,198
Total revenue	56,304	51,577	168,174	143,585
Cost of revenue:
Product (1)	14,160	12,979	44,718	37,593
Hosted and related services	780	-	780	-
Support and services (1)	4,104	3,515	11,988	9,616
Total cost of revenue	19,044	16,494	57,486	47,209
Gross profit	37,260	35,083	110,688	96,376
Gross profit %	66.2%	68.0%	65.8%	67.1%

Operating expenses:
Research and development (1)	13,137	12,562	37,190	33,396
Sales and marketing (1)	22,566	18,920	65,384	54,437
General and administrative (1)	6,541	6,377	19,519	18,778
Acquisition-related costs	4,488	-	4,488	340
Total operating expenses	46,732	37,859	126,581	106,951
Loss from operations	(9,472)	(2,776)	(15,893)	(10,575)
Other income (expense), net	(4)	166	(599)	780
Loss before provision for tax	(9,476)	(2,610)	(16,492)	(9,795)
Provision for (benefit from) income tax	(964)	(228)	(800)	(77)
Net loss	$(8,512)	$(2,382)	$(15,692)	$(9,718)
Net loss per share - basic and diluted (2)	$(0.17)	$(0.05)	$(0.33)	$(0.21)
Shares used in computing net loss per share - basic and diluted (2)	49,126	46,249	48,196	45,862

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$32	$32	$106	$94
Cost of support and services revenue	210	111	618	472
Research and development	901	1,086	2,824	2,688
Sales and marketing	1,039	459	3,106	2,212
General and administrative	978	1,112	3,028	2,786
Total stock-based compensation expense	$3,160	$2,800	$9,682	$8,252

(2) Potentially dilutive securities were not included in the compilation of diluited net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue:
Product	76%	80%	78%	80%
Hosted and related services	2%	-	1%	-
Support and services	22%	20%	21%	20%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	26%	25%	27%	26%
Hosted and related services	1%	-	-	-
Support and services	7%	7%	7%	7%
Total cost of revenue	34%	32%	34%	33%
Gross profit	66%	68%	66%	67%
Operating expenses:
Research and development	23%	24%	22%	23%
Sales and marketing	40%	37%	38%	38%
General and administrative	12%	12%	12%	14%
Acquisition-related costs	8%	-%	3%	-
Total operating expenses	83%	73%	75%	75%
Loss from operations	(17%)	(5%)	(9%)	(8%)
Other income (expense), net	-	-	-	1%
Loss before provision for income tax	(17%)	(5%)	(9%)	(7%)
Benefit from income tax	(2%)	-	-	-
Net loss	(15%)	(5%)	(9%)	(7%)

Use of Non-GAAP Financial Measures

We believe that evaluating our ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP we also disclose certain non-GAAP information because it is useful in understanding our performance as it excludes non-cash and other special charges or credits that many investors and management feel may obscure our true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation expenses, amortization of acquisition-related intangibles, litigation settlement, severance paid to former Chief Executive Officer, direct acquisition costs and related tax adjustments in managing our core operations. These measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net loss excludes stock-based compensation expense, amortization of acquisition-related intangible assets, litigation settlement, severance paid to former Chief Executive Officer, direct acquisition costs and their related tax effect. Non-GAAP net loss per share is calculated by dividing Non-GAAP net loss by the weighted average number of diluted shares outstanding for the period. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the table below.

Index

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2012				Nine Months Ended March 31, 2012
	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP
Revenue:
Product	$42,440	$-		$42,440	$130,901	$-		$130,901
Hosted and related services	1,294	-		1,294	1,294	-		1,294
Support and services	12,570	-		12,570	35,979	-		35,979
Total revenues	56,304	-		56,304	168,174	-		168,174
Cost of revenue
Product	14,160	(292)	(a),(b)	13,868	44,718	(736)	(a),(b)	43,982
Hosted and related services	780	(64)	(b)	716	780	(64)	(b)	716
Support and services	4,104	(210)	(a)	3,894	11,988	(618)	(a)	11,370
Total cost of revenue	19,044	(566)		18,478	57,486	(1,418)		56,068
Gross profit	37,260	566		37,826	110,688	1,418		112,106
Gross profit %	66.2%			67.2%	65.8%			66.7%

Operating expenses:
Research and development	13,137	(901)	(a)	12,236	37,190	(2,824)	(a)	34,366
Sales and marketing	22,566	(1,140)	(a),(b)	21,426	65,384	(3,267)	(a),(b)	62,117
General and administrative	6,541	(981)	(a),(b) ,(c)	5,560	19,519	(3,531)	(a),(b) ,(c)	15,988
Acquisition-related costs	4,488	(4,488)	(d)	-	4,488	(4,488)	(d)	-
Total operating expenses	46,732	(7,510)		39,222	126,581	(14,110)		112,471
Income (loss) from operations	(9,472)	8,076		(1,396)	(15,893)	15,528		(365)
Other income (expense), net	(4)	-		(4)	(599)	-		(599)
Income (loss) before provision for income tax	(9,476)	8,076		(1,400)	(16,492)	15,528		(964)
Provision for (benefit from) income tax	(964)	1,040	(e)	76	(800)	1,052	(e)	252
Net income (loss)	$(8,512)	$7,036		$(1,476)	$(15,692)	$14,476		$(1,216)
Net income (loss) per share:
Basic	$(0.17)	$0.14		$(0.03)	$(0.33)	$0.30		$(0.03)
Diluted (f)	$(0.17)	$0.14		$(0.03)	$(0.33)	$0.30		$(0.03)

Shares used in computing net loss per share:
Basic	49,126			49,126	48,196			48,196
Diluted (f)	49,126			49,126	48,196			48,196

(a) Excludes stock-based compensation as follows:
Cost of product revenue		$32				$106
Cost of support and services revenue		210				618
Research and development		901				2,824
Sales and marketing		1,039				3,106
General and administrative		978				3,028
		$3,160				$9,682

(b) Excludes amortization of acquisition-related intangibles:
Cost of product revenue		$260				$630
Cost of hosted and related services		64				64
Sales and marketing		101				161
General and administrative		3				3
		$428				$858

(c) Excludes litigation settlement included in:
General and administrative		$-				$500

(d) Excludes direct acquisition costs included in:
Acquisition-related costs		$4,488				$4,488

(e)	Excludes the deferred tax benefit arising from acquisition and tax impact of the items which are excluded in (a) to (d) above.

(f)	Potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

(Amounts in thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31, 2011				Nine Months Ended March 31, 2011
	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP
Revenue:
Product	$41,248	$-		$41,248	$114,387	$-		$114,387
Support and services	10,329	-		10,329	29,198	-		29,198
Total revenues	51,577	-		51,577	143,585	-		143,585
Cost of revenue
Product	12,979	(207)	(a), (c)	12,772	37,593	(410)	(a), (c)	37,183
Support and services	3,515	(111)	(a)	3,404	9,616	(472)	(a)	9,144
Total cost of revenue	16,494	(318)		16,176	47,209	(882)		46,327
Gross profit	35,083	318		35,401	96,376	882		97,258
Gross profit %	68.0%			68.6%	67.1%			67.7%

Operating expenses:
Research and development	12,562	(1,086)	(a)	11,476	33,396	(2,688)	(a)	30,708
Sales and marketing	18,920	(469)	(a), (c)	18,451	54,437	(2,231)	(a), (c)	52,206
General and administrative	6,377	(1,112)	(a)	5,265	18,778	(3,311)	(a), (b)	15,467
Acquisition-related costs	-	-		-	340	-		340
Total operating expenses	37,859	(2,667)		35,192	106,951	(8,230)		98,721
Income (loss) from operations	(2,776)	2,985		209	(10,575)	9,112		(1,463)
Other income, net	166	-		166	780	-		780
Income (loss) before provision for income tax	(2,610)	2,985		375	(9,795)	9,112		(683)
Provision for (benefit from) income tax	(228)	1	(d)	(227)	(77)	1	(d)	(76)
Net income (loss)	$(2,382)	$2,984		$602	$(9,718)	$9,111		$(607)
Net income (loss) per share:
Basic	$(0.05)	$0.06		$0.01	$(0.21)	$0.20		$(0.01)
Diluted (e)	$(0.05)	$0.06		$0.01	$(0.21)	$0.20		$(0.01)

Shares used in computing net loss per share:
Basic	46,249			46,249	45,862			45,862
Diluted (e)	46,249			48,209	45,862			45,862

(a) Excludes stock-based compensation as follows:
Cost of product revenue		$32				$94
Cost of support and services revenue		111				472
Research and development		1,086				2,688
Sales and marketing		459				2,212
General and administrative		1,112				2,786
		$2,800				$8,252

(b) Excludes severance for former Chief Executive Officer:
General and administration		$-				$525

(c) Excludes amortization of acquisition-related intangibles:
Cost of product revenue		$175				$316
Sales and marketing		10				19
		$185				$335

(d)	Excludes the tax impact of the items which are excluded in (a) to (c) above.

(e)	Potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

Comparison of the three months ended March 31, 2012 and March 31, 2011

Revenue.

	Three Months Ended
	March 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Revenue	$56,304	$51,577	$4,727	9%

Revenue. Revenue increased by $4.7 million or 9% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase from the prior period was due to increases in Premise-based product and support and services revenue as well as the addition of revenue from Cloud-based hosted and related services recognized as a result of the our acquisition of M5 Networks, Inc. Product revenue in the three months ended March 31, 2012 was $42.4 million, representing an increase of $1.2 million or 3%.  The increase in product revenue is due to higher revenue from service providers as well as from international markets. Support and services revenue in the three months ended March 31, 2012 was $12.6 million, an increase of $2.2 million or 22%. The increase in support and services revenue was primarily due to the increase in support contract renewals from a larger customer base. Revenue from Cloud-based hosted and related services during the three months ended March 31, 2012 was $1.3 million.

Cost of revenue and gross profit.

	Three Months Ended
	March 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$19,044	$16,494	$2,550	15%
Gross profit	37,260	35,083	2,177	6%
Gross margin	66%	68%	n/a	(2%)

Cost of revenue. Gross margins decreased to 66% in the three months ended March 31, 2012 as compared to 68% in the three months ended March 31, 2011.  The decrease from the prior period was primarily attributable to decreases in Premise-based product margins during the period. Product margins were 67% for the three months ended March 31, 2012 as compared to 69% for the three months ended March 31, 2011. The decrease in product margins was due to a change in our channel sales mix as a greater percentage of total sales were transacted through our domestic distribution partners.  Such sales generally have a lower margin than the sales made directly to our resellers. Premise-based service margins were 67% for the three months ended March 31, 2012 as compared to 66% for the three months ended March 31, 2011. The slight improvement in the service margins is due to efficient management of our personnel cost that services the large customer base.  Cloud-based hosted and related services gross margins were 40% for the period after the date of acquisition and had a small negative impact of approximately 60 basis points on our overall gross margins for the three months ended March 31, 2012.

Operating expenses.

	Three Months Ended
	March 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Research and development	$13,137	$12,562	$575	5%
Sales and marketing	22,566	18,920	3,646	19%
General and administration	6,541	6,377	164	3%
Acquisition-related costs	4,488	-	4,488	100%

Research and development. Research and development expenses increased by $0.6 million or 5% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The increase in research and development expenses from the prior period is primarily due to higher personnel costs of $0.7 million due to a moderate increase in headcount to expand our research efforts and a decrease in share-based compensation of $0.2 million due to certain historical grants becoming fully vested.

Sales and marketing. Sales and marketing expenses increased by $3.6 million or 19% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The increase in sales and marketing expenses from the prior period is primarily due to an increase in personnel related costs including, benefits and commissions of $1.8 million, share-based compensation of $0.6 million, advertising and promotional activities of $0.7 million, consulting and outside services of $0.3 million and increased allocation of facilities and office expenses of $0.1 million. Such increases were primarily a result of headcount increases and our focused effort to increase brand awareness and expand our customer base.

Index

General and administrative. General and administrative expenses increased modestly by $0.2 million or 3% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in general and administrative expenses is due to the increase in overall expenses to support a growing business.

Acquisition-related costs. The acquisition-related costs of $4.5 million in the three months ended March 31, 2012 reflects direct costs incurred by the Company in connection with the acquisition of M5 Networks, Inc.

Other income (expense), net.

	Three Months Ended
	March 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(4)	$166	$(170)	(102%)

Other income (expense), net. Other income decreased by $0.2 million due to a decrease in interest income by $0.1 million as a result of lower interest rates and an increase in foreign exchange loss of $0.1 million due to the weakening of foreign currencies against the U.S. dollar.

Provision for (benefit from) income tax.

	Three Months Ended
	March 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Provision for (benefit from) income tax	$(964)	$(228)	$(736)	323%

Provision for (benefit from) income tax. The benefit from income taxes increased by $0.7 million in three months ended March 31, 2012 as compared to three months ended March 31, 2011. The increase in income tax benefit from the prior period is primarily due to the release of valuation allowance of $1.0 million upon the M5 acquisition in three months ended March 31, 2012, which exceeded the benefit of $0.3 million for the carryback of AMT losses recorded for the three months ended March 31, 2011.

Comparison of the nine months ended March 31, 2012 and March 31, 2011

Revenue.

	Nine Months Ended
	March 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Revenue	$168,174	$143,585	$24,589	17%

 Revenue. Revenue increased by $24.6 million or 17% in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. The increase in revenue from the prior period was primarily due to increases in Premise-based product and support and services revenue as well as the addition of Cloud-based hosted and related services revenue recognized as a result of the our acquisition of M5 Networks, Inc. during the period.  Product revenue in the nine months ended March 31, 2012 was $130.9 million, representing an increase of $16.5 million or 14%. The increase in product revenue is primarily attributable to the higher sales volumes from our channel partners and expansion in the U.S. distribution channel. Support and services revenue in the nine months ended March 31, 2012 were $36.0 million, an increase of $6.8 million or 23%. The increase in support and services revenue was primarily due to an increase in support renewals from our larger customer base.  Revenues from Cloud-based hosted and related services for the nine months ended March 31, 2012 was $1.3 million.

Cost of revenue and gross profit.

	Nine Months Ended
	March 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$57,486	$47,209	$10,277	22%
Gross profit	110,688	96,376	14,312	15%
Gross margin	66%	67%	n/a	(1%)

Index

Cost of revenue. Gross margins decreased to 66% in the nine months ended March 31, 2012 as compared to 67% in the nine months ended March 31, 2011. The decrease from the prior period was primarily attributable to decreases in Premise-based product margins during the period.  Product margins decreased to 66% in the nine months ended March 31, 2012 as compared to 67% in the nine months ended March 31, 2012. The decrease in product margins was due to a change in our channel sales mix as a greater percentage of total sales were transacted through our domestic distribution partners. Such sales generally have a lower margin than the sales made directly to our resellers, as well as moderate increase in discounting and changes in overall product mix to lower margin items. The Premise-based support and service margins remained flat at 67% in the nine months ended March 31, 2012 and March 31, 2011, based on efficient management of personnel cost servicing a large customer base.  Cloud-based hosted and related services gross margins were 40% for the nine months ended March 31, 2012.

Operating expenses.

	Nine Months Ended
	March 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Research and development	$37,190	$33,396	$3,794	11%
Sales and marketing	65,384	54,437	10,947	20%
General and administration	19,519	18,778	741	4%
Acquisition-related costs	4,488	340	4,148	1220%

Research and development. Research and development expenses increased by $3.8 million or 11% in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. The increase is primarily due to an increase in employee compensation and related benefits of $3.4 million as a result of increased headcount and share-based compensation of $0.1 million to existing and new employees.

Sales and marketing. Sales and marketing expenses increased by $10.9 million or 20% in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. The increase in sales and marketing expenses is primarily due to employee compensation, bonuses, commissions and related fringe benefits of $7.6 million, share-based compensation of $0.9 million, advertising and promotional activities of $0.8 million, consulting and outside services of $0.7 million and increased allocation of facilities and office expenses of $0.3 million. Such increases were a result of headcount increases and our focused effort to increase brand awareness and expand our customer base.

General and administrative. General and administrative expenses increased moderately by $0.7 million or 4% in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011, mainly to support the growing business.

Acquisition-related costs. The acquisition-related costs of $4.5 million in the nine months ended March 31, 2012 reflects direct costs incurred by the Company in closing the acquisition of M5 Networks, Inc., and $0.3 million in the nine months ended March 31, 2011 reflects costs incurred by the Company in closing the acquisition of Agito Networks, Inc.

Other income (expense), net.

	Nine Months Ended
	March 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(599)	$780	$(1,379)	(177%)

Other income (expense), net. The other income changed by $1.4 million in the nine months ended March 31, 2012 as compared to nine months ended March 31, 2011, primarily due to $1.0 million of foreign exchange loss due to the strengthening of the U.S. dollar relative to other foreign currencies and a decrease in interest income of $0.4 million due to lower interest rates.

Provision for (benefit from) income tax.

	Nine Months Ended
	March 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Provision for (benefit from) income tax	$(800)	$(77)	$(723)	939%

Provision for (benefit from) income tax. The benefit from income taxes increased by $0.7 million in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. The increase in income tax benefit from the prior period is primarily due to the release of valuation allowance of $1.0 million upon the M5 acquisition in the nine months ended March 31, 2012, which exceeded the benefit of $0.3 million for the carryback of AMT losses recorded for the nine months ended March 31, 2011.

Index

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	March 31,	June 30,	Increase/
	2012	2011	(Decrease)
Cash and cash equivalents	$40,328	$89,695	$(49,367)
Short-term investments	20,994	16,057	4,937
Total	$61,322	$105,752	$(44,430)

 As of March 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $61.3 million, accounts receivable of $32.8 million and the balance available for borrowing under our Credit Facility.

On March 15, 2012, we entered into a secured credit agreement (the “Credit Facility”) with Silicon Valley Bank to finance a portion of the M5 acquisition including paying related fees and expenses and for general corporate purposes. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing and is payable in full upon maturity. The amounts borrowed and repaid under the Credit facility can be reborrowed. The borrowings under the Credit Facility will accrue interest either (at our election) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the our Consolidated EBITDA (as defined in the Credit Agreement), or (ii) the higher of (a) SVB’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the our Consolidated EBITDA.  We also pay an annual commitment fee during the term of the Credit Agreement which varies depending on our Consolidated EBITDA. The Credit Facility is secured by substantially all of our assets.

Our principal uses of cash historically have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development of new products, purchases of property and equipment and acquisitions.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the addition of new business initiatives, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. If needed, additional funds may not be available on terms favorable to us or at all. We believe that the available amounts under the line of credit together with our cash flows from our operations will be sufficient to fund our operating requirements for at least the next twelve months.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Nine Months Ended
	March 31,
	2012	2011
Cash provided by operating activities	$9,941	$1,970
Cash provided by (used in) investing activities	(86,434)	776
Cash provided by financing activities	27,126	2,751
Net increase (decrease) in cash and cash equivalents	$(49,367)	$5,497

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

Index

Net loss during the nine months ended March 31, 2012 and 2011 included non-cash charges of $9.7 million and $8.3 million in stock-based compensation expense, respectively, depreciation and amortization of $5.2 million and $3.2 million, respectively and a release of valuation allowance for deferred tax assets of $1.0 million during the nine months ended March 31, 2012.

 Cash provided by operating activities during the nine months ended March 31, 2012 also reflects net changes in operating assets and liabilities, which provided $11.5 million of cash consisting primarily of a decrease in accounts receivable of $3.8 million due to a decrease in the days sales outstanding, increase in deferred revenue of $10.5 million due to higher support contracts and increased volume through our value-added distributors, increase in accounts payable of $2.9 million and increase in accrued liabilities and other of $1.9 million. These cash inflows were offset by increases in inventory of $4.0 million, and prepaid expenses and other current assets of $1.6 million and a decrease in accrued employee compensation of $1.6 million due to bonuses that were paid out.

Cash provided by operating activities during the nine months ended March 31, 2011 also reflected net changes in operating assets and liabilities. The changes in cash consist of a decrease in prepaid expenses and other current assets of $4.1 million, a decrease in other assets of $0.6 million, an increase in deferred revenue of $4.3 million, an increase in accrued employee compensation liability of $1.4 million and an increase in accounts payable of $0.7 million, offset by an increase in inventories of $6.4 million, an increase in accounts receivables of $2.3 million and a decrease of $2.6 million in accrued liabilities.

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

Net cash used in investing activities was $86.4 million during the nine months ended March 31, 2012. The net cash used mainly related to cash outflow of $78.1 million for the acquisition of M5 Networks, Inc., net of cash acquired from them. We also purchased net short-term investments of $5.2 million, purchased property, plant and equipment of $2.6 million and patents of $0.6 million.

Net cash provided from investing activities was $0.8 million during the nine months ended March 31, 2011. We received a net of $18.1 million from sale and maturities of short-term investments, which was offset by cash outflow of $11.4 million for acquisition of Agito Networks, Inc., purchased property, plant and equipment of $5.1 million and patents and technology of $0.8 million.

Cash flows from financing activities

Net cash provided by financing activities was $27.1 million and $2.8 million for the nine months ended March 31, 2012 and 2011, respectively. In the nine months ended March 31, 2012 we received a net of $24.9 million from the withdrawals made on our line of credit, $2.7 million from the exercise of stock options and issuance of common stock under our employee stock purchase plan, and paid $0.5 million associated with employee tax obligations on the vesting of restricted stock units which had been exchanged for such obligations. In the nine months ended March 31, 2011, the cash provided from financing activities was primarily from the exercise of common stock options and issuance of common stock under our employee stock purchase plan for $3.2 million offset by $0.4 million of employee tax obligations on vesting of restricted stock units.

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

Index

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2012 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$11,024	$3,181	$5,631	$2,212	$-
Capital lease obligations	2,954	1,198	1,756	-	-
Line of credit	25,332	-	-	25,332	-
Non-cancellable purchase commitments (inventory and software licenses)	21,541	21,103	438	-	-
Outstanding letters of credit	103	103	-	-	-
Total	$60,954	$25,585	$7,825	$27,544	$-

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in Australian dollar, British pound and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the remeasurement losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of March 31, 2012, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.8 million.

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

Internal Control Over Financial Reporting. With the exception of the M5 Networks, Inc. acquisition, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

           PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 13 to the Financial Statements.

ITEM 1A.	RISK FACTORS
Except as noted below there are no material changes in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2011.

We have made acquisitions in the past and expect to acquire other companies or technologies, which could divert our management's attention, result in additional dilution to our stockholders, increase expenses, and otherwise disrupt our operations and harm our operating results.

Index

We acquired one company in 2010 and acquired M5 Networks, Inc. ("M5") in March 2012, in a cash and stock transaction valued up to approximately $160 million. We may acquire or invest in other businesses, products or technologies that we believe could complement or expand our product line, enhance our technical capabilities or otherwise offer growth opportunities. The acquisition of M5 and other potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these acquisitions.

There are inherent risks in integrating and managing corporate acquisitions, and we have limited experience with acquisitions. If we acquire any other additional businesses, we may not be able to integrate the acquired personnel, operations, product lines and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•	unanticipated costs or liabilities associated with the acquisition;
•	incurrence of acquisition-related direct and indirect costs;
•	diversion of management's attention from other business concerns;
•	risks related to entering into new markets;
•	harm to our existing business relationships with business partners and customers as a result of the acquisition;
•	the potential loss of key employees;
•	use of resources that are needed in other parts of our business;
•	use of substantial portions of our available cash to consummate the acquisition; and
•	risks and costs associated with the incurrence of debt financing sufficient to have available the cash needed to consummate the acquisition.

In addition, a significant portion of the purchase price of the other companies that we acquire may be allocated to goodwill and other indefinite lived intangible assets, which must be assessed for impairment at least annually. Also, contingent considerations related to the acquisitions may be remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results, in addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On March 23, 2012, ShoreTel issued 9,499,956 shares of its common stock in connection with its acquisition of M5 Networks, Inc.  The shares were issued in reliance upon an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Credit agreement dated as of March 15, 2012 among ShoreTel, Inc., the lenders named therein and Silicon Valley Bank

10.2
Agreement and Plan of Reorganization by and among ShoreTel, Inc., Mets Acquisition Corp., Mets Acquisition II LLC, M5 Networks, Inc. and Fortis Advisors LLC, as Effective Time Holders’ Agent, dated January 31, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed on February 9, 2012).*

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

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  ShoreTel hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.