Form 10-K
period 2012-06-30
ShoreTel Inc
filed 2012-09-13
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Kor any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2011 was approximately $236.4 million (based on the last reported sale price of $6.38 on December 31, 2011 on The NASDAQ Global Select Market). This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by ten percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of August 30, 2012 was 58,315,627.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2012 Proxy Statement”) for the 2012 Annual Meeting of Stockholders.

TRADEMARKS

The ShoreTel logo, ShoreTel, ShoreCare, ShoreWare, ShoreTel Sky, Brilliantly Simple, Agito Networks, the Agito Networks logo, M5, Callfinity, and RoamAnywhere are trademarks or registered trademarks of ShoreTel, Inc. in the United States and/or other countries. All other trademarks, trade names and service marks herein are the property of their respective owners.

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

PART I

ITEM 1.	BUSINESS

Overview

ShoreTel is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (IP) technologies. We provide customers with a choice to operate our solution in their own premise-based data centers, or to subscribe to our cloud-based hosted communication service which we refer to as ShoreTel Sky. Our distributed Internet Protocol (“IP”) architecture enables multi-site enterprises to be served by a single integrated communication system. These solutions enable a single point of management, easy installation and a high degree of scalability and reliability. They also provide end-users with a consistent, full suite of features across the enterprise, regardless of location, which helps IT management meet growing demands for powerful communication capabilities. As a result, we believe our solutions enable enhanced end-user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.

We sell our solutions through our extensive network of over 1,000 authorized resellers served either by national distributors or by ShoreTel directly. ShoreTel solutions are also sold by strategic partners under their brand names, such as AT&T and HP for our mobility services.

We were originally incorporated in California in September 1996, and reincorporated in Delaware in June 2007. ShoreTel is based in Sunnyvale, California, and has regional offices North America, Europe, Asia and Australia.

Business Communication Products and Services

History

ShoreTel introduced its first suite of premise products in 1998.  We believe our unique focus and approach has resulted in high customer satisfaction and low total cost of ownership.

In order to meet the customer’s evolving requirements for alternative forms of communications, such as instant messaging, desktop sharing and collaboration, we extended our portfolio of IP telephony solutions by developing integrated Unified Communications (UC) capabilities and applications. We maintain our same approach of making UC brilliantly simple, resulting in a high adoption rate for these new emerging solutions.

With the increasing adoption of smart phones and tablets and with more employees requesting the support of devices they bring to work for communication purposes, we extended our mobility service offering of our UC solution in 2010 by acquiring Agito Networks, a provider of mobility solutions supported on IP based Private Branch Exchanges (PBXs). We anticipate more customers will enable their employees to use the most appropriate device for communications for each user no matter whether they are located at the office, home, airport or around the world. Our strategy is to provide a complete portfolio of IP-based desk phones, and software applications for smartphones, tablets and computers to ensure customers have the most flexibility with their communication needs.

Over time, we observed an increasing number of customers embracing cloud-based services and hosted applications. We made a strategic decision in 2012 to acquire M5 Networks, Inc. (“M5” or “M5 Networks”). M5’s technology, service experience, execution in service delivery, and reputation for excellence in customer service provides the foundation to provide hosted services, and we now offer integrated hosted services to our premise customers. We have expanded M5’s existing solutions to create the ShoreTel Sky offering, which includes hosted UC services for a mobile device. We are developing and planning the introduction of new ShoreTel Sky services which will also become available to our existing and new premise customers.

We believe we have a unique opportunity to leverage our customer satisfaction and experience in delivering a world class service to customers in premise solutions, within the hosted ShoreTel Sky services organization. We now have an opportunity to offer customers a choice of a premise or a hosted platform from which to access Unified Communications applications.

Business Communication Solutions

ShoreTel provides a diverse set of applications for both premise and ShoreTel Sky customers, consisting of IP Telephony, Unified Communications, Contact Center, Conferencing, Video, Enterprise Mobility and professional services.

IP Telephony

ShoreTel offers a broad range of IP telephony solutions that provide business features commonly offered in existing legacy Time Division Multiplexing (TDM) PBXs, but with lower cost and lesser complexity for system administrators or users. Complex star codes on phone key pads are replaced by intuitive user interfaces. We replaced complex administration historically required for system management by highly skilled system administrators with extensive training with intuitive web application interfaces, which results in significantly lower cost of ownership to the customer.

●
IP Phones: We offer a range of innovative, high performance designed business phones to meet the needs of the different types of end-users across the enterprise. Our phones are designed to provide superior ergonomics, sound quality and appearance. We offer a variety of phones that vary by user interface style and size, sound quality, line capacity and Gigabit Ethernet support. A large color touch screen graphical user interface with haptic feedback is available to provide a rich user experience and high functionality. Our products use beam forming microphones to provide enhanced speakerphone sound quality. ShoreTel IP Phones are designed to function with minimal configuration, simplifying installation. Remote workers can also utilize ShoreTel IP Phones using an integrated Virtual Private Network (VPN) feature and mobile workers can select Wi-Fi phones that work with the open interfaces of the system. We also support a variety of third party phones from leading manufacturers such as Polycom, Ascom and Cisco Systems for our ShoreTel Sky customer deployments.

●
Unified Messaging: Unified Messaging solutions enable users to obtain voice mail messages from a variety of devices, including desktop phones, and various third party tablets and smart phones. In addition, our technology is integrated with Microsoft Outlook, enabling end users to receive, send, be notified of and play voice mail messages through their laptops.

●
Automated Attendant:  Our Automated Attendant software provides end users with an automated call answering and routing capability that enables the enterprise to direct callers to appropriate individuals, groups or messages.

Unified Communications

ShoreTel Unified Communications enables the integration of IP telephony solutions with instant messaging, desktop collaboration and video.

●
PC Clients: ShoreTel Communicator is designed for users across an organization, whether an operator, a contact center agent, a knowledge worker or a mobile worker. Available on multiple operating systems, ShoreTel Communicator makes it easy for people to communicate any way they choose: by video, voice (wired or wireless), instant messaging (IM), and more. One single interface makes training simple and reduces the IT workload because there is just a single application to support and no additional servers to deploy and maintain.

●
Conferencing and Collaboration: ShoreTel enables enterprises to conduct large audio conferences and provides collaboration tools for application sharing, desktop sharing, and instant messaging and end-user presence information.

●
Microsoft Integration™: For customers seeking to leverage their investment in Microsoft’s Unified Communications portfolio, ShoreTel offers a range of integration options. Users can leverage their Microsoft Exchange messaging platform and Microsoft Office.

Contact Center

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

Enterprise Mobility

ShoreTel Mobility extends the capabilities of a desk phone and Unified Communications capabilities to leading smartphones and allows the user to communicate from any location, including office, home or through Wi-Fi hotspots, enabling access to any cellular or Wi-Fi network, simply and cost effectively. ShoreTel Mobility solutions for smartphone users consist of a ShoreTel appliance coupled with system management and end-user software. Our mobility offering also works across several leading IP-PBXs and UC systems on the market today, including Cisco, Avaya, and Microsoft Lync. Mobility solutions are available both as part of our premise solution and also offered as a separate service as part of ShoreTel Sky.

●
ShoreTel RoamAnywhere Client: ShoreTel Mobility’s RoamAnywhere Client for mobile devices is designed to extend UC applications with location technology information to single- and dual-mode (WiFi and cellular) mobile handsets. End users can use their enterprise deskphone features such as extension dialing, call transfer and directory query on their smartphones. Additionally, they can make and receive calls from both enterprise and personal cellular numbers while the best network (Wi-Fi or cellular) is automatically selected. Seamless and automatic network handover helps call continuity across networks, and moves calls to Wi-Fi when available, thereby reducing usage costs.

●
ShoreTel Mobility Router: The ShoreTel Mobility Router is a scalable network appliance that integrates enterprise wireless LANs, carrier cellular networks, IP telephony and location technology to extend voice and UC to mobile devices. The router allows users to make and receive calls from both the enterprise and personal mobile phone numbers and automatically selects the best network (Wi-Fi or cellular) with fast and automatic network handover, to optimize cost, call quality and battery life of the mobile phone.

Application Development Professional Services

ShoreTel offers custom application development, integration and implementation services for businesses with unique communication requirements. We offer businesses the option to enhance their communications solution by enabling the integration of best in breed business applications including several customer relationship management (CRM) solutions, such as Salesforce.com, Microsoft Dynamics, Netsuite and RightNow, as well as cost recovery applications, including Equitrak, Copitrak, and Lexis/Nexis Time Matters. These integrations are designed to improve the productivity of end users that use these applications by seamlessly integrating communications capabilities into their data-driven workflow. Customers or partners can create additional integrated applications using the open interfaces of the system available for developers through the ShoreTel Innovation Network. ShoreTel Innovation Network is where other third-party companies can offer solutions that complement our product offerings, such as video technology, wireless phones, contact center call recording, and networking equipment.

ShoreTel’s Unique Distributed Architecture for Premise Customers

ShoreTel provides a unique modern hardware and software architecture for premise customers, which offers the high availability and reliability needed for mission critical communications previously served by TDM technologies. Our premise business communication solutions are comprised of hardware and software components including ShoreTel Voice Switches, ShoreTel IP Phones, ShoreTel Service Appliances and ShoreTel Client and Server Software Applications. ShoreTel provides client and server-side application software for control and management of IP phones for individuals, workgroups such as contact centers, as well as the system manager. Client applications are available for personal computers, mobile phones and web browsers. Our systems are based on a combination of our proprietary software, industry-standard interfaces and protocols, and customized and off-the-shelf hardware components.

●
ShoreTel Voice Switches:  We offer a range of ShoreTel designed switches of varying capabilities to meet the needs of enterprises of all sizes. The modular nature of our switches allows our enterprise customers to easily expand their system capacity by deploying additional switches across their network. ShoreTel Voice Switches are comprised of off-the-shelf, embedded microprocessors and networking components, such as Ethernet controllers, and customized integrated circuits. These Voice Switches run on an embedded operating system, and use random access memory and flash memory as well as our switch call management software for application processing. Our switches provide call management functionality. Each switch in the system is capable of independently establishing and terminating calls without relying on a centralized call control server. As a result, enterprise Unified Communications can survive a variety of LAN, WAN and hardware failures. The reliability of our switches is enhanced by two key design features:  (i) the use of flash memory instead of disk drives and (ii) running an embedded operating system optimized for real-time processing, such as call management. Unlike disk drives, flash memory does not rely on mechanical movement, and therefore is less likely to break down. Furthermore, our embedded operating system enables a higher performing and more reliable software platform relative to server-centric IP systems because it is optimized for real-time processing. The reliability of the system can be further improved by adding an additional switch to the headquarters location to create “n+1” redundancy, rather than requiring a dedicated back-up switch for each primary switch to improve reliability as needed by alternative systems. In addition, our switches connect to the public telephone network through one of several interfaces, including high-density T1 and E1 interfaces.

●
ShoreTel Service Appliances: We offer a range of ShoreTel designed appliances for specific applications, such as conferencing and collaboration. The administration of these service appliances is functionally integrated with the IP Telephony Web Administration. Appliances are automatically recognized by the ShoreTel Director software and user functions are seamlessly integrated with the user management application, eliminating the complexity found with other systems.

●
ShoreTel Director: ShoreTel Director provides enterprises with a single point of system management, enabling IT administrators to view and manage the entire system from any location using a single application. A new end user’s extension, mailbox and automated attendant profile can be added from a single management screen, avoiding the additional work required with most PBXs, voice mail systems and automated attendants.

●
Small Business Edition: Our Small Business Edition (SBE) solution is targeted for smaller enterprises who are in their early stages or are currently operating on a relatively smaller scale than our enterprise customers.  The solution is a bundled solution consisting of system software, user licenses and voice switches. This solution allows our customers to economically scale our products and solutions as their organizations begin to grow and expand. Customers that grow beyond the capacity of the SBE solution may expand their investment by adding additional switches and licenses, while preserving their original investment and avoiding costly upgrades.

●
ShoreTel IP Phones: ShoreTel IP phones are comprised of enterprise IP phone semiconductors using customized LCD displays, microphones, speaker circuitry and custom software providing single installation and management, ease of use and a rich feature set.

Our distributed software architecture for premise customer includes software that:

●	allows a geographically-distributed system to operate and be managed as a single system;

●	enables calling between ShoreTel Voice Switches and allows calls to be distributed among Voice Switches instead of using a single centralized call control server;

●	enables ShoreTel Voice Switches to obtain call routing information;

●	monitors the bandwidth consumed on each WAN segment and prevents the system from exceeding bandwidth limitations;

●	monitors all call activity on Voice Switches, and enables integration of ShoreTel and third-party applications;

●	coordinates the functions of all servers and Voice Switches on the system, allowing them to perform as a single, virtual server;

●	enables remote ShoreTel and third-party applications to access and modify our systems;

●	enables the Voice Switches to communicate with the application server, and receive system configuration information;

●	allows each Voice Switch to maintain a comprehensive view of the system;

●	provides a graphical user interface for our phones; and

●	allows the system to scale from small to large simply by adding additional components.

ShoreTel Global Services

We complement our premise product offerings with a broad range of services to help us maintain and expand our relationships with our enterprise customers and distribution partners. Our product support contracts provide us with recurring revenue. Typically, our resellers provide many of these services, with ShoreTel providing manufacturer and escalation support as needed, or if requested by the enterprise customer, we provide these services directly.

ShoreTel Global Services provides support, training, system design and installation, and professional services including:

●
Our support services include web-based access support services and tools, access to technical support engineers, hardware replacement, software updates and monitoring capabilities. These services are offered under support contracts with terms of up to five years.

●	Training services include certification programs for resellers, training programs at enterprise customer or reseller locations and self-paced, computer-based desktop training programs.

●
System design and installation services include the assessment of network capabilities used in Unified Communications, contact center and mobility requirements of a particular enterprise, the configuration of systems to meet customer specifications and maximize operating efficiencies, management of the installation, and the subsequent testing and implementation of our systems.

●
Professional services include standard and custom software development to extend system capabilities, enable UC integration with other enterprise applications, streamline business processes and address enterprise customer-specific business opportunities and collaborate with third party developers through ShoreTel’s SDK program, the ShoreTel Innovation Network.

ShoreTelSky Architecture and Services for Hosted Customers

Our ShoreTel Sky services offer a secure and managed business communications solution to an organization with minimal capital investment. The heart of the ShoreTel Sky service is our Call Conductor core technology, a ShoreTel designed and developed modular software architecture operating on an industry standard platform, which makes it easy to add capabilities in response to a customer’s evolving needs and enables it to integrate readily with leading business applications. This was specifically designed to meet the unique requirements of the hosted communications market, offering a full portfolio of services to customers, including soft-switch services for IP telephony, integrated software modules for Unified Communications, Contact Center, Mobility, Conferencing and Collaboration, Business Intelligence Analytics and Reporting. By incorporating a multi-tenant software foundation, multiple customers can be served simultaneously by servers located in data centers. ShoreTel Sky technologies are complemented by a series of services modules that enable billing, diagnostics, system monitoring, CALEA regulatory compliance, E911 routing and other relation operational services. A variety of customer selectable network services are also available, including local and long distance network services, toll free numbers, number porting and other value-added network services.

ShoreTel Sky Operations

We have a centrally managed platform consisting of data management, monitoring, control and billing systems that support our ShoreTel Sky services. This platform consists of a customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, and call record storage and billing. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform in software that manages call control, and routes calls to an appropriate destination or customer premise equipment. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.

Network Operations Center

We maintain network operations centers in New York and provide voice and data operations support 24 hours a day, 7 days per week. We use various tools to monitor and manage all elements of our network in real-time. We also monitor the network elements of some of our larger customers. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support

We maintain a call center in New York that provides customer service and technical support to our ShoreTel Sky customers. In addition, we have outsourced some customer support activities to third parties. Customers who access our services directly through our website receive customer service and technical support through multilingual telephone communication, web-based sessions, "chat" sessions, and e-mail support.

ShoreTel Sky Professional Services

ShoreTel provides consultation and professional services for integrating other hosted services with the ShoreTel Sky offering, such as Salesforce.com integration and other Customer Relationship Management Applications integration. This includes application specification gathering, design services, implementation services and operational consultation services.

ShoreTel Sky Data Centers

ShoreTel operates multiple data centers in the United States, which are co-located in service facilities operated by third party operators. These data centers have specific guidelines for providing world class service for customers including sufficient physical building security, network operations and resiliency services and backup power generation. These operations centers house the application servers and proprietary technologies used to provide services to customers.

The key elements of our ShoreTel Sky applications and services include:

●	ShoreTel designed modular software architecture and service creation environment for rapid design;

●	development and introduction of new services;

●	demonstrated excellence in customer service, with high customer satisfaction rating;

●	experience in customer implementations;

●	complete portfolio of operational services for billing, system management, and other requirements; and

●	support for industry standard interfaces, enabling support for third party devices from other vendors such as Cisco and Polycom.

Industry Recognition

We have achieved broad industry recognition for our technology and high customer and channel partner satisfaction. (Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers.) We have won the “best overall” CustomerSat Achievement award (ACE) for three years in a row. ShoreTel received Gartner’s highest possible rating of Strong Positive1 in their most recent 2012 Unified Communications MarketScope Report for SMB Businesses in North America.

Customers

As of June 30, 2012, we have sold our solutions to more than 24,000 businesses in 50 countries. We serve a wide range of vertical markets, including professional services, financial services, government, education, health care, manufacturing, non-profit organizations, and technology industries.

ShoreTel has been selected by industry leaders that place our communication solutions at the heart of their organizations for serving their employees and customers, such as The San Francisco Giants, Miami Marlins, Verizon Center, Cleveland Clinic, City of Arlington, GreenBay Public Schools, CNet, Brita, Brunswick, Wedbush Securities, First Republic Bank, US Army Corp of Engineers, USDA, Cummins, Fujitsu, Girl Scouts of America, HayGroup, Robert Half, Gensler, Twitter, LinkedIn, Good Samaritan Society, Maxim, and Randstad.

Focus on Customer Satisfaction

We believe that maintaining the highest possible levels of customer satisfaction is critical to our ability to retain existing and gain new enterprise customers. We believe that satisfied enterprise customers will purchase more of our products and serve as advocates for our systems, and we work closely with them as they deploy and use our systems. We follow implementations with a formal review with the enterprise customer that involves contacts with our internal staff and third-party technical personnel. We take prompt action to resolve any issues that might have been identified. We also have frequent follow-up contacts with our enterprise customers to promptly resolve issues and ensure that they are fully satisfied with their system. We also survey enterprise customers that use our technical support services and our knowledge base system users to ensure that high-quality support services are being provided, using industry-recognized Net Promoter Score customer loyalty metric. Through this process, we gain valuable insights into the existing and future requirements of our enterprise customers’ activities and this helps us develop product enhancements that address the evolving requirements of enterprises.

Additionally, to promote high-quality support throughout our services organization, we measure performance indicators of our services organization, including call answer times, call abandon rates, customer satisfaction with technical support, time to issue resolution, call interaction quality, as well as customer satisfaction with system implementation, training services and technical support, and use the results to direct the management of our services organization.

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

Sales and Marketing

We sell our premise products and services primarily through an extensive network of channel partners that include resellers and value-added distributors. Our hosted services are sold through indirect channel resellers and a direct sales force. As of June 30, 2012, we had over 1,000 channel partners in our network. These channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services. They also include the top U.S. telecommunication carriers: AT&T, WindStream and Qwest/CenturyLink. Our channel partners market and sell our products into both the large and small-to-medium enterprise markets.

1 Gartner, “MarketScope for Unified Communications for the SMB Market, North America”, August 2010. The Gartner Report described herein represents data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Filing) and the opinions expressed in the Gartner Report are subject to change without notice. Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings. Gartner research publications consist of the opinions of Gartner's research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.

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

Our internal marketing team focuses on increasing our “Brilliantly Simple” brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. In addition to providing marketing materials, we communicate product and service offerings through e-mail and direct mail campaigns, print and web-based advertising, press releases and web-based demonstrations.

Backlog

Our backlog at June 30, 2012, 2011 and 2010 was approximately $4.6 million, $6.1 million and $9.1 million, respectively. Our backlog consists of orders received from our resellers but not shipped before the end of the quarter in which the order was received, and excludes orders from our value-added distributors, as we recognize product revenue on sales made through distributors upon sell-through to our resellers. Although we believe that the orders included in the backlog are firm, all orders are subject to possible rescheduling by customers and some orders may be cancelled by customers, and we may elect to allow such cancellations without penalty to the customer. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

Research and Development

We believe that our ability to enhance our current products and services, develop and introduce new products and services on a timely basis, maintain technological competitiveness and meet enterprise customer requirements is essential to our success. To this end, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, Unified Communications network design, data networking and software engineering. Our research and development activities are conducted in Sunnyvale, California, Austin, Texas and Rochester, New York. We have invested significant time and financial resources into the development of our architecture, including our switches, routers and related software. We intend to continue to expand our product and service offerings, improve the features available on our products and services and integrate our systems with third-party enterprise applications. Research and development expenses were $51.9 million, $45.5 million and $33.6 million in fiscal years 2012, 2011 and 2010, respectively.

Manufacturing and Suppliers

We outsource the manufacturing of our premise hardware products. This outsourcing allows us to:

●	avoid costly capital expenditures for the establishment of manufacturing operations;

●	focus on the design, development, sales and support of our hardware products; and

●	leverage the scale, expertise and purchasing power of specialized contract manufacturers.

Currently, we have arrangements for the production of our switches and mobility routers with a contract manufacturer in the United States and for the production of our phones with contract manufacturers located in China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement and performing final testing and assembly of our products. We typically depend on our contract manufacturers to procure components and to maintain adequate manufacturing capacity. We typically fulfill product orders out of our California, New York, United Kingdom or Australia warehouses.

We regularly provide forecasts for orders, and we order products from our contract manufacturers based on our projected sales levels, which is well in advance of receiving customer orders. However, enterprise customers may generally cancel or reschedule orders without penalty, and delivery schedules requested by enterprise customers for these orders frequently vary based upon each enterprise customer’s particular needs.

We also rely on a sole or limited number of suppliers for several key components utilized in the assembly of our premise products. For example, our contract manufacturers purchase semiconductors that are essential to the production of our phones from a single source supplier, and we have not identified any alternative suppliers for these components. This reliance is amplified by the fact that our contract manufacturers maintain relatively low inventories and acquire components only as needed. As a result, our ability to respond to enterprise customer orders efficiently may be constrained by the then-current availability or terms and pricing of these components. Constraints on our ability to respond efficiently is partially offset by build-up of levels of safety stock inventory which lets us respond to our enterprise customer orders in a timely manner. We cannot assure you that we will be able to obtain a sufficient quantity of these components in a timely manner to meet the demands of our enterprise customers or that prices of these components will not increase. In addition, we cannot assure you that our suppliers will continue to offer components that we need.  Any delays or any disruption of the supply of these components could also materially and adversely affect our operating results.

Financial Information about Geographic Areas

For financial information about geographic areas, refer to Note 13 to the Consolidated Financial Statements in Item 8 of this report.

Competition

The market for business communication solutions is quickly evolving, highly competitive and subject to rapid technological change. As a result of the convergence of voice, video, messaging, mobility and data networking technologies that characterize IP enterprise Unified Communications solutions, we compete against vendors of premise-based solutions, hosted solutions, some of which have solutions in both markets.

●	Providers of premise-based business communication solutions, including Alcatel-Lucent, Aastra, Avaya, Cisco, Digium, Interactive Intelligence, Mitel, NEC and Siemens

●
Providers of Unified Communications software applications providers, including Alcatel Lucent, Aastra, Avaya, Cisco Systems, Huawei, IBM, Interactive Intelligence, Siemens Enterprise Communications, Microsoft, Mitel, NEC and Toshiba

●
Providers of hosted communication service providers including Tier 1 operators such as AT&T, British Telecom, Verizon, incumbent local exchange carriers, and competitive local exchange carriers, and independent providers such as 8x8, Broadsoft, Cisco Systems, West IP Communications, Google, Microsoft, Siemens Enterprise Networks, RingCentral,Thinking Phones, and Smoothstone/West IP.

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

We may also face increased competition from Internet portal-focused providers who extend their portfolio to include business communications solutions, such as Skype/Microsoft, Google and Yahoo.

In particular, as more enterprises converge their voice and data networks, the business information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. This could include network systems providers such as Brocade and Juniper Networks.

We could also face competition from new market entrants, whether from new ventures or from established companies moving into the market. Competition from these and other potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering or as a cloud-based or hosted services offering. In addition, technological developments and consolidation within the communications industry result in frequent changes to our group of competitors.

Many of our current and potential competitors are substantially larger than we are and have higher brand familiarity with buyers, and significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. We believe that we currently compete favorably with regard to the principal competitive factors applicable to our products and services, which include price, feature set, reliability, scalability, usability, total cost of ownership, customer satisfaction and service.

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

Regulatory

Voice over IP (VoIP) communication services, like ours, have been subject to less regulation at the state and federal levels than traditional telecommunications services. Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of information services are largely exempt from most federal and state regulations governing traditional common carriers. The Federal Communications Commission (FCC) has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and have not yet classified VoIP services as either telecommunications or information. However, the FCC is currently examining the status of VoIP service providers and the services they provide in multiple open proceedings and may increase regulations that apply to ShoreTel Sky services.

The effect of any future laws, regulations and orders on the ShoreTel Sky offering is unknown at this time. But as a general matter, increased regulation and the imposition of additional funding obligations increases service costs that may or may not be recoverable from our customers. This increased regulation could result in making our services less competitive with traditional telecommunications services if we increase our retail prices or decreasing our profit margins if we attempt to absorb such costs.

Intellectual Property

A factor of our success as a company is our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

As of June 30, 2012, we have 53 patents issued in the United States, and have 72 patent applications in the United States. Our patents have a range of expiration dates. The earliest patent to expire will do so in 2016, and the last to expire will do so in 2031.

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

Employees

As of June 30, 2012, we had 933 employees in North America, Europe, Asia and Australia, of which 342 were in sales and marketing, 275 were in research and development, 227 were in global support services, and 89 were in general and administrative functions.  None of our employees are represented by labor unions and we consider current employee relations to be good.

 Executive Officers

The following table sets forth information about our executive officers as of September 1, 2012:

Name	Age	Position
Peter Blackmore	64	President, Chief Executive Officer and Director
Michael E. Healy	51	Senior Vice President and Chief Financial Officer
Edwin J. Basart	63	Founder and Chief Technology Officer
Ava M. Hahn	39	Vice President, Corporate Development, General Counsel and Secretary
Dan Hoffman	43	President and General Manager of the Cloud Division
Don Joos	42	Senior Vice President, Business Operations
David Petts	49	Senior Vice President, Worldwide Sales
Pedro E. Rump	56	Senior Vice President, Engineering and Operations

Peter Blackmore has served as our President and Chief Executive Officer and a director since December 2010.  From July 2008 to September 2009 Mr. Blackmore served as President, Chief Executive Officer and a member of the Board of Directors of UTStarcom, Inc., a provider of IP-based network solutions, and served as President and Chief Operating Officer of UTStarcom from July 2007 to June 2008. From 2005 until he joined UTStarcom, Mr. Blackmore served as Executive Vice President in charge of world-wide sales, marketing and technology at Unisys Corporation. Prior to joining Unisys in 2005, Mr. Blackmore served as Executive Vice President of the Customer Solutions Group at Hewlett-Packard Company from 2004 and as Executive Vice President of the Enterprise Systems Group from 2002 through 2004. From 1991 until its acquisition by Hewlett-Packard in 2002, Mr. Blackmore served in a number of senior management positions with Compaq Computer Corporation, most recently as its Executive Vice President of worldwide sales and services from 2000 through 2002. Mr. Blackmore serves on the board of directors of MEMC Electronic Materials, Inc. Mr. Blackmore holds an M.A. in economics from Trinity College, Cambridge, U.K.

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

Edwin J. Basart co-founded ShoreTel in 1996 and has served as our Chief Technology Officer and as a director since inception. Mr. Basart also served as a director from 1996 to November 2011 and has served as Special Advisor to the Board since November 2011, and will also continue to serve as our Chief Technology Officer.  Prior to co-founding ShoreTel, Mr. Basart co-founded Network Computing Devices, Inc., a provider of thin client computing hardware and software, where he served as Vice President of Engineering, and Ridge Computers, Inc. where he served as Vice President of Software. Mr. Basart began his career as a software engineer at Hewlett Packard. Mr. Basart holds a B.S. in English from Iowa State University and an M.S. in electrical engineering from Stanford University.

Ava M. Hahn has served as our Vice President, General Counsel and Secretary since May 2009 and added Corporate Development to her responsibilities in April 2012. Ms. Hahn joined ShoreTel in June 2007 serving in the position of General Counsel and Secretary. From August 2002 to May 2007, Ms. Hahn served as General Counsel, Assistant General Counsel and Secretary for Genesis Microchip, Inc., a supplier of display image processors. From August 2000 to August 2002, Ms. Hahn served as Director, Legal Affairs for LuxN, Inc., a provider of optical access equipment. Prior to then, Ms. Hahn was in private practice at Wilson Sonsini Goodrich & Rosati, P.C. Ms. Hahn holds a J.D. from Columbia Law School and a B.A. in history from the University of California, Berkeley.

Dan Hoffman has served as our President and General Manager of Cloud Division since March 2012. Before ShoreTel, Mr. Hoffman served as Chief Executive Officer of M5 Networks, Inc. since May 2001. Prior to M5 Networks, Inc., Mr. Hoffman co-founded Global Internet Group where he served as President, from July 1998 to January 1999, before selling the company to Asia Online, an ISP holding company based in Hong Kong. Mr. Hoffman served as Managing Director from January 1999 to January 2001. Mr. Hoffman holds a M.B.A. from the Wharton School of Business, a M.A. in international studies from the University of Pennsylvania and a A.B. Magna Cum Laude in Slavic language and literature from Harvard.

Don Joos has served as our Senior Vice President of Business Operations since July 2012. Mr. Joos joined ShoreTel in April 2011 as our Vice President of Global Services. Prior to joining ShoreTel, from December 2001 to April 2011, Mr. Joos served in senior management roles at Avaya, most recently as Vice President Channel Transformation. Prior to then, Mr. Joos held a variety of operational roles, including Vice President, Integration and Global Customer Satisfaction, Vice President, North America Services, Vice President, Implementation Services, and Vice President, Global Customer Care Centers. Mr. Joos also held service and operational roles at Williams Communication Solutions, Nortel Communication Solutions and Marshalls Inc. Mr. Joos holds a B.A. in sports management from Springfield College in Massachusetts.

David Petts has served as our Senior Vice President of Worldwide Sales since July 2012. Before ShoreTel, Mr. Petts served in several sales leadership roles at Nokia from June 2005 to July 2012. Prior to Nokia, Mr. Petts held a number of executive management roles with Hewlett Packard and Compaq both in the United States and the United Kingdom. Mr. Petts holds a B.S. in economics and quantitative studies from Queen Mary College, London University.

Pedro E. Rump has served as our Senior Vice President of Engineering and Operations since January 2011. Prior to then, he served as our Vice President of Engineering and Operations since 2006. From July 2004 to January 2006, Mr. Rump served as Vice President of Engineering and Operations at Dust Networks, Inc., a developer of embedded wireless sensor networking products. From January 2004 to July 2004, Mr. Rump served as Vice President of Engineering at Sonim Technologies, Inc., a provider of VoIP applications. From January 2003 to January 2004, Mr. Rump served as Vice President of Engineering at Littlefeet Inc. From January 2002 to October 2002, Mr. Rump served as Vice President of Inviso, a developer of signal transport and display solutions for television and telecommunications. Mr. Rump holds a B.S. and M.S. in electrical engineering from the Swiss Federal Institute of Technology.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We may not be able to achieve our strategic initiatives and grow our business as anticipated.

We have recently embarked on strategic initiatives to (a) offer hosted Unified Communications applications, and (b) enable the mobile device to be fully integrated with the enterprise PBX and enjoy the same or better features as a desk phone. We cannot assure you that we will be able to achieve these initiatives. Our success depends on our ability to appropriately manage our expenses as we invest in these initiatives, enter into beneficial channel relationships, develop new products and service offerings and successfully execute our marketing and sales strategies. If we are not able to execute on these actions, our business may not grow as we anticipated, we could spend monies on developing products that never reach commercial success and thus our operating results could be adversely affected.

We have made acquisitions in the past and expect to acquire other companies or technologies, which could divert our management's attention, result in additional dilution to our stockholders, increase expenses, and otherwise disrupt our operations and harm our operating results.

We acquired Agito Networks in October 2010 and acquired M5 Networks, Inc. ("M5") in March 2012, in a cash and stock transaction valued up to approximately $160 million. We may acquire or invest in other businesses, products or technologies that we believe could complement or expand our product line, enhance our technical capabilities or otherwise offer growth opportunities. The acquisition of M5 and other potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these acquisitions.

There are inherent risks in integrating and managing corporate acquisitions, and we have limited experience with acquisitions. If we acquire any other additional businesses, we may not be able to integrate the acquired personnel, operations, product lines and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	unanticipated costs or liabilities associated with the acquisition;

●	incurrence of acquisition-related direct and indirect costs;

●	diversion of management's attention from other business concerns;

●	risks related to entering into new markets;

●	harm to our existing business relationships with business partners and customers as a result of the acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business;

●	risks associated with unknown liabilities for sales, use, telecom, utility and other taxes;

●	use of substantial portions of our available cash to consummate the acquisition; and

●	risks and costs associated with the incurrence of debt financing sufficient to have available the cash needed to consummate the acquisition.

In addition, a significant portion of the purchase price of the other companies that we acquire may be allocated to goodwill and other indefinite lived intangible assets, which must be assessed for impairment. Also, contingent consideration related to the acquisitions may be remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process which could harm our results of operations.

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

The market for both premise and hosted Unified Communications is extremely competitive. Our premise competitors include Cisco Systems, Inc., Avaya and Mitel Networks Corporation. Our hosted competitors include 8x8, Broadsoft, Smoothstone and RingCentral. In addition, our ShoreTel Sky customers are not subject to long-term contractual commitments to purchase our services and can terminate our service and switch to competitors' offerings on short notice.

We also compete with much larger companies such as Microsoft in the unified communications market. Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources. We could also face competition from new market entrants, whether from new ventures or from established companies moving in to the market. Some competitors have advantages over us, including:

●	greater market presence, name recognition and brand reputation;

●	larger distribution channels;

●	a larger installed base of telecommunications and networking systems with enterprise customers;

●	larger and more geographically distributed services and support organizations and capabilities;

●	a broader offering of telecommunications and networking products, applications and services;

●	a more established international presence to address the needs of global enterprises;

●	larger patent and intellectual property portfolios;

●	longer operating histories;

●	a longer history of implementing large-scale telecommunications or networking systems;

●	more established relationships with industry participants, customers, suppliers, distributors and other technology companies;

●	the ability to acquire technologies or consolidate with other companies in the industry to compete more effectively; and

●	the ability to bundle a broader offering of telecom and networking equipment and services into an IP PBX offering, and offer these products as part of a hosted services offering.

Given their capital resources, many of these competitors are in a better position to withstand any significant reduction in capital spending by enterprise customers on telecommunications equipment and are not as susceptible to downturns in a particular market. This risk is enhanced because we focus our business primarily on the enterprise IP telecommunications market.

We compete primarily on the basis of price, feature set, reliability, scalability, usability, total cost of ownership, customer satisfaction and service. Because some of our competitors have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they have offered and in the future may offer telecommunications products at lower prices than we do. In order to remain competitive from a cost perspective, we have in the past reduced the prices of our products, and we may be required to do so in the future, in order to gain enterprise customers. Price reductions could have a negative effect on our gross margins.

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

The impact of the current economic climate and adverse credit markets may impact customer demand for our premise solution and our ShoreTel Sky services.

Our business depends on the overall demand for information technology, and in particular for IP-based telecommunications systems. Many of our existing and target customers are in the small and medium business sector. Although we believe our products and services have the lowest total cost of ownership of our competitors, our target customers may be more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds which they may choose to spend on items other than our products and services. The purchase of our premise solution involves significant upfront expenditures. If credit is not available to them, it may be difficult or impossible for our resellers and/or end customers to purchase our products. If small and medium businesses continue to experience economic hardship, this could negatively affect the overall demand for our products and services, delay and lengthen sales cycles and lead to slower growth or even a decline in our revenue, increase in net loss and cash flows.

If we fail to manage our growth effectively, our business could be harmed.

We plan to further expand our operations, particularly in developing a more sophisticated billing and operating support system to support the growth of our ShoreTel Sky business. We will need to increase our spending in order to fund this development. This growth will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend upon our ability to manage this growth effectively. If we do not increase our revenues commensurate to our increased spending, we will not be profitable. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in filling enterprise customer orders, declines in product quality or customer satisfaction, increases in costs, production and distribution difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

The gross margins on our premise products and ShoreTel Sky offering may decrease due to competitive pressures or otherwise, which could negatively impact our profitability.

It is possible that the gross margins on our premise products or ShoreTel Sky solution will decrease in the future in response to competitive pricing pressures, new product introductions by us or our competitors, changes in the costs of components or telecommunications costs, manufacturing issues, the shift in our channel distribution model towards more value-added distributors, royalties we need to pay to use certain intellectual property, growth of our international business, or other factors. The margins on our ShoreTel Sky solution are also impacted by the fact that we sell the broadband connection, which is typically a lower-margin business, as well as the hosted telephony service. We sell the broadband connection because we believe it helps us provide better quality of service to our customers. If we experience decreased gross margins and we are unable to respond in a timely manner by introducing and selling new, higher-margin products successfully and continually reducing our product costs, our gross margins may decline, which will harm our business and results of operations.

As voice, video, messaging and data networks converge, we are likely to face increased competition from Microsoft and other companies in the information technology, personal and business applications and software industries.

The convergence of voice, video, messaging and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications market and offer products that compete with our systems, commonly referred to as Unified Communications. Competition from these potential market entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation has announced its Lync server, which Microsoft states is a single platform that can enhance, extend, and even replace traditional and IP PBX systems. This system competes with our ShoreTel Communicator application. Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this market.

If Microsoft continues to move into the telecommunications market or if other new competitors from the information technology, personal and business applications or software industries enter the telecommunications market, the market for IP telecommunications systems will become increasingly competitive. If the solutions offered by Microsoft or other new competitors achieve substantial market penetration, or if we cannot integrate our products with Microsoft’s solutions, we may not be able to maintain or improve our market position, and our failure to do so could materially and adversely affect our business and results of operations.

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

We rely on third-party resellers and value-added distributors to sell our premise products, and disruptions to, or our failure to develop and manage our distribution channels could adversely affect our business.

Substantially all of our premise revenue is generated through indirect channel sales. These indirect sales channels consist of third-party resellers and value-added distributors that market and sell telecommunications systems and other products and services to customers. We expect indirect channel sales will continue to generate a substantial majority of our premise revenue in the future. Therefore, our success is highly dependent upon establishing and maintaining successful relationships with third-party resellers, and the financial health of these resellers.

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

Our success depends in part on the growth and public acceptance of wireless local area networks.

We have placed strategic importance on the mobile device, such as a smartphone or tablet, becoming an endpoint of choice for our users. Our ShoreTel Mobility solution is software that integrates the mobile device into our platform so that a wireless mobile device can be used like a wired desk phone. ShoreTel Mobility relies on wireless local area networks (WLAN) and cellular telephone coverage in order to operate. Slow or limited adoption of WLANs could adversely affect the growth of our ShoreTel Mobility base and revenues. In addition, WLANs must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be consistently provided. Mobile devices must achieve a similar level of reliability that users of the public switched telephone network (PSTN) have come to expect from their telephone service. We must devote substantial resources to educate customers and end users about the benefits of wireless telephony solutions, in general, and our solutions in particular. Substantial, ongoing interaction with our customers in order to train and assist them with the deployment and use of our solutions over these networks is sometimes required. If any or all of these factors fail to occur, our business may be affected adversely.

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

We outsource the manufacturing of our telephones and switches for our premise business. Currently, we have arrangements for the production of our products with contract manufacturers in the United States and China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, financial viability, ownership of certain elements of electronic designs, the ongoing viability of those contract manufacturers, and reduced control over delivery schedules.

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

If the emerging market for enterprise IP and hosted telecommunications systems does not continue to grow and if we do not increase our market share, our future business would be harmed.

The market for enterprise IP and hosted telecommunications systems is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, enterprise IP and hosted telecommunications systems products and services are uncertain. We cannot assure you that enterprise telecommunications systems that operate on IP networks will become widespread. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to implement an IP telecommunications system that can require significant initial capital expenditures as compared to a hybrid system that might require a lower initial capital expenditure despite higher potential total expenditures over the long term. If the market for enterprise IP and hosted telecommunications systems fails to develop or develops more slowly than we anticipate, our products could fail to achieve market acceptance, which in turn could significantly harm our business. This growth may be inhibited by a number of factors, such as:

●	initial costs of implementation for a new system;

●	quality of infrastructure;

●	security concerns;

●	equipment, software or other technology failures;

●	regulatory encroachments;

●	inconsistent quality of service;

●	perceived unreliability or poor voice quality over IP networks as compared to circuit-switched networks; and

●	lack of availability of cost-effective, high-speed network capacity.

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

The sales cycle for our products typically ranges from six to twelve months, or longer. As a result, we may have limited ability to forecast whether or in which period a sale will occur. The success of our product sales process is subject to many factors, some of which we have little or no control over, including:

●	the timing of customers’ budget cycles and approval processes;

●	a technical evaluation or trial by potential enterprise customers;

●	our ability to introduce new products, features or functionality in a manner that suits the needs of a particular enterprise customer;

●	the announcement or introduction of competing products; and

●	the strength of existing relationships between our competitors and potential enterprise customers.

We may expend substantial time, effort and money educating our current and prospective enterprise customers as to the value of, and benefits delivered by, our products and ultimately fail to produce a sale. If we are unsuccessful in closing sales after expending significant resources, our operating results will be adversely affected. Furthermore, if sales forecasted for a particular period do not occur in such period, our operating results for that period could be substantially lower than anticipated and the market price of our common stock could decline.

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

We rely on sole or limited numbers of suppliers for several key components utilized in the assembly of our products. For example, we source semiconductors that are essential to the operation of our phones from separate single suppliers, and we have not identified or qualified any alternative suppliers for these components. We do not have supply agreements with our sole source suppliers, and the components for our products are typically procured by our contract manufacturers. If we lose access to these components we may not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our products or to qualify alternative suppliers. This reliance on a sole source or limited number of suppliers involves several additional risks, including:

●	supplier capacity constraints;

●	price increases;

●	purchasing lead times;

●	inventory buildup;

●	timely delivery; and

●	component quality.

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

Once our Unified Communications systems are deployed within our end customers’ sites, our customers depend on our support organization and/or our channel partners to resolve any issues relating to our products. A high level of customer support and services is important for the successful marketing and sale of our products. If we or our channel partners do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our products to existing customers would suffer and our reputation with potential customers would be harmed. Many of our channel partners offer primary support for the products they sell to customers. If the channel partners fail to provide timely and effective services, our business could be harmed. As we expand our sales, we will be required to hire and train additional support personnel. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we fail to maintain high quality customer support or to grow our support organization to match any future sales growth, our business will suffer.

If we fail to accurately forecast demand for our premise business hardware products, we may have excess or insufficient inventory, which may increase our operating costs, decrease our revenues and harm our business.

We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective premise customers and typically prior to receiving a purchase order from our premise customers. We therefore make significant investments before our resellers or customers place orders to purchase our products and before we know if corresponding shipment forecasts will be changed. Our resellers and customers are not contractually bound by the forecasts they provide us until they sign a purchase order, and the orders we ultimately receive often differ from original forecasts. If we underestimate demand for our products, we will have inadequate inventory, which could result in delays in shipments, loss of orders and reduced revenues. This is exacerbated by the fact that lead times for materials and components that we need can vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. On the other hand, if we overestimate demand for our products and increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory and we will face a risk of significant inventory write-downs. Our failure to forecast demand accurately on a timely basis could result in a decrease in our revenues and gross margins.

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

In addition, we must commit significant resources to developing new products and features before knowing whether our investments will result in products that are accepted by the market. The success of new products depends on many factors, including:

●	the ability of our products to compete with the products and solutions offered by our competitors;

●	the cost of our products;

●	the reliability of our products;

●	the timeliness of the introduction and delivery of our products; and

●	the market acceptance of our products.

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

Because our enterprise customers rely on our products for telecommunications, an application that is critical to their business, any failure to provide high quality and reliable products, whether caused by our own failure or failures by our contract manufacturer or suppliers, could damage our reputation and reduce demand for our products. Software products may contain defects, and as such our products have in the past contained, and may in the future contain, undetected errors or defects. Some errors in our products may only be discovered after a product has been installed and used by enterprise customers. Any errors or defects discovered in our products after commercial release could result in loss of revenue, loss of enterprise customers and increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort or breach of warranty. Our purchase orders contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

We intend to expand our international operations, which could expose us to significant risks.

To date we have limited international operations and have had low amounts of revenue from international enterprise customers. The future success of our business will depend, in part, on our ability to expand our operations and enterprise customer base successfully worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

●	our ability to comply with differing technical and environmental standards and certification requirements outside the United States;

●	difficulties and costs associated with staffing and managing foreign operations;

●	lower gross margins due to higher discounting;

●	greater difficulty collecting accounts receivable and longer payment cycles;

●	the need to adapt our products for specific countries;

●	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

●	unexpected changes in regulatory requirements;

●	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

●	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

●	more limited protection for intellectual property rights in some countries;

●	adverse tax consequences;

●
fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;

●	restrictions on the transfer of funds;

●	new and different sources of competition;

●	less access to the end customer due to our use of two-tier distribution internationally.

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

The agreement governing our loan imposes restrictions on our business that may limit our business opportunities and hinder our ability to execute our business strategy.

On March 15, 2012, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank. The Credit Agreement contains, and other agreements we may enter into in the future may contain, covenants imposing restrictions on our business, and requires us to maintain certain financial covenants. These restrictions and covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things, incur additional debt, create liens, consolidate or merge, dispose of any property, redeem common stock or make other distributions to stockholders, make investments or enter into transactions with affiliates.

Although we believe we were in compliance with all of our non-financial and financial covenants under the Credit Agreement, our future ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. In the event of our default under the Credit Agreement, our lender could declare all amounts borrowed to be due and payable, together with accrued and unpaid interest. If we were unable to repay any debt owed, the lender could proceed against the collateral securing that debt.

We might require additional capital or debt to support our business in the future, and this financing might not be available on acceptable terms, or at all.

Although we anticipate that our current cash, cash equivalents, short-term investments and the available balance on the existing line of credit arrangement will be sufficient to meet our currently anticipated cash needs, if our cash and cash equivalents balances are not sufficient to meet our future cash requirements, we will need to seek additional capital, potentially through additional debt or equity financings, to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:

●	issuing additional common stock or other equity securities;

●	issuing debt securities; or

●	borrowing funds under a credit facility.

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

 In July 2012, we hired a new Senior Vice President of Worldwide Sales. We also made other changes to our senior management team. We cannot assure you that we will be able to retain other key employees, including senior management and executive positions. If we cannot attract and retain these executives and key employees, our business would be harmed, particularly if the departure of any executive or key employee results in a business interruption, or if we are not successful in preserving material knowledge of our departing employees.

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

Our success and ability to compete are substantially dependent upon our intellectual property. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, enterprise customers, strategic partners and others to protect our intellectual proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. We currently have 53 issued U.S. patents and 72 patent applications pending in the U.S.. We cannot assure you that any additional patents will be issued. Even if patents are issued, they may not adequately protect our intellectual property rights or our products against competitors, and third-parties may challenge the scope, validity and/or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the Securities and Exchange Commission (SEC), we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financing reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NASDAQ Stock Market, or NASDAQ, or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

Changes in regulatory compliance obligations of critical suppliers may adversely impact our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, (Dodd-Frank Act), signed into law on July 21, 2010, includes Section 1502, which requires the SEC, to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or conflict minerals, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the proposed rules, promulgated on December 15, 2010, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Our suppliers may use these materials in the production processes. If the rules are adopted as proposed, in order to be able to accurately report our compliance with Section 1502, we will have to perform supply chain due diligence, third-party verification and possibly private sector audits on the sources of these metals all the way down to the mine of origin. Global supply chains are complicated, with multiple layers and suppliers between the mine and the final product. Accordingly, we could incur significant cost related to the compliance process. While the impact of Section 1502 on our business is uncertain at this time, we could potentially have difficulty in procuring needed materials from conflict-free sources and in satisfying the associated disclosure requirements when finalized by the SEC.

Our principal offices and the facilities of our contract manufacturers are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could damage our facilities or the facilities of our contract manufacturers, which could cause us to curtail our operations.

Our principal offices and our disaster recovery site are located in California near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Additional Risks Related to Our ShoreTel Sky Business

Success of ShoreTel Sky is dependent on the growth and public acceptance of hosted communications.

Our future success depends on our ability to significantly increase revenues generated from ShoreTel Sky, our hosted Unified Communications solution. Because the use of a hosted solution requires that the user be a subscriber of a broadband Internet service, slow or limited adoption of broadband Internet service could adversely affect the growth of our subscriber base and revenues. Although the number of broadband subscribers worldwide has grown significantly over the last five years, VoIP service has not yet been adopted by a majority of prospective business customers. To increase the deployment of broadband Internet services from broadband Internet service providers, telephone companies and cable companies must continue to invest in the deployment of high speed broadband networks to residential and business customers, over which we have no control.

In addition, VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be consistently provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the PSTN have come to expect from their telephone service, and the cost and feature benefits of VoIP must be sufficient to cause customers to switch away from traditional telephony service providers. We must devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions, in general, and our solutions in particular. Substantial, ongoing interaction with our customers in order to train and assist them with the deployment and use of our solutions over these networks is sometimes required. If any or all of these factors fail to occur, our business may be affected adversely.

A higher rate of customer terminations associated with our ShoreTel Sky business would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or annualized customer churn was 4% for the quarter ended June 30, 2012. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other VoIP providers, alternative technologies, and adverse business conditions also influence our churn rate.

Because of churn, we have to acquire new customers on an ongoing basis or sell additional services to existing customers just to maintain our existing level of customers and revenues. As a result, marketing expenditures are an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease and our net income could decrease.

Any failure in our physical infrastructure for our ShoreTel Sky services could lead to significant costs and disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.

Our leased network and data centers are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large facilities. Any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

We have experienced interruptions in service in the past. While we have not experienced a material increase in customer attrition following these events, the harm to our reputation is difficult to assess. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure. However, service interruptions continue to be a significant risk for us and could materially impact our business.

Any future service interruptions could:

•	cause our customers to seek damages for losses incurred;

•	require us to replace existing equipment or add redundant facilities;

•	affect our reputation as a reliable provider of hosting services;

•	cause existing customers to cancel or elect to not renew their contracts; or

•	make it more difficult for us to attract new customers.

Any of these events could materially increase our expenses or reduce our revenue, which would have a material adverse effect on our operating results.

Our success also depends on our ability to handle a large number of simultaneous calls, which our network may not be able to accommodate.

We expect the volume of simultaneous calls to increase significantly as the ShoreTel Sky subscriber base grows. Our network hardware and software may not be strained by heavy volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt and we could lose customers or have to issues credits or refunds, all of which could have a material adverse effect on our business, financial condition or operating results.

Our ShoreTel Sky services must comply with industry standards, FCC regulations, state and local regulations, and compliance may be costly and/or require us to modify existing services.

Our ShoreTel Sky service relies on communication standards such as SIP, MGCP and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. As standards evolve, we may be required to modify our existing products or develop and support new versions of our services.

We must also comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, law enforcement and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our services to comply, or delays in compliance, with various existing and evolving regulations could delay or interrupt the sales of our services, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

Increased taxes on our service will increase our customers' cost of using our service and/or reduce our profit margins (to the extent the costs are not passed through to our customers) and we may be subject to liabilities for past sales and additional taxes, surcharges and fees.

We have reviewed ShoreTel Sky’s state and municipal tax filing history, such as sales, excise, and ad valorem taxes, fees or surcharges and found that there may be jurisdictions for which ShoreTel Sky has an obligation to collect and remit such taxes due on the charges to our customers for our services, but has yet to do so. Additionally, in jurisdictions where ShoreTel Sky does file these returns, its interpretation and application of the tax laws and regulations applicable to these services may be in conflict with the interpretation held by the states and municipalities where we do business. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, some states have changed their statutes as part of streamlined sales tax initiatives and therefore we may have an obligation to collect and remit sales taxes in those states. The collection of these taxes, fees or surcharges may have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives will also make us less competitive with those competitors who choose not to comply with these tax initiatives. As of June 30, 2012, there has been no change in the status of the assessment. We have accrued for taxes that we believe are required to be remitted. If our ultimate liability exceeds the accrued amount, it could result in a material adverse effect on our earnings.

Our emergency and e-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability. There may be risks associated with limitations associated with e-911 emergency dialing with the ShoreTel Sky service.

Both our emergency calling service and our e-911 calling service differ from the emergency calling services offered by traditional wireline telephone companies. In each case, the differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need.

We are offering e-911 service that is similar to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. We route 911 calls to a 911 service aggregation vendor, who in turn routes the calls to the local Public Safety Answering Point, or PSAP. The PSAP should have automatic access to the customer's telephone number and registered location information. If the number is not associated with an address in a 911 call, then the call is routed by the vendor to an emergency response center where a live answer takes place and the address is determined for routing to the correct PSAP.  If a customer moves their ShoreTel Sky service to a new location, the customer's registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an emergency 911 call. This can lead to delays in the delivery of emergency services.

In addition, in the event that a customer experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider using our services. Delays our customers may encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can result in life threatening consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our e-911 services. In July 2008, the President signed into law the "New and Emerging Technologies 911 Improvement Act of 2008." The law provides public safety, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. The applicability of the liability protections to our business is unclear at the present time.

There may be risks associated with our ability to comply with the requirements of federal law enforcement agencies.

The FCC requires all interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act (CALEA). The FCC allows VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party with the ability to extract call content and call-identifying information from a VoIP provider's network. While the FCC permits companies like us to use the services provided by these third parties to comply with CALEA, we are ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy. While we believe we are currently CALEA compliant, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.

Reform of federal and state Universal Service Fund programs could increase the cost of our service to our customers diminishing or eliminating our pricing advantage.

The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs. The way we calculate our contribution may change if the FCC or certain states engage in reform or adopt other modifications. In April, 2012, the FCC released a Further Notice of Proposed Rulemaking to consider reforms to the manner in which companies, like us, contribute to the federal Universal Service Fund program. In general, the Further Notice of Proposed Rulemaking is considering questions like: what companies should contribute, how contributions should be assessed, and methods to improve the administration of the system. We cannot predict the outcome of this proceeding nor its impact on our business at this time.

Should the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that increase our contribution burden, we will either need to raise the amount we currently collect from our customers to cover this obligation or absorb the costs, which would reduce our profit margins. Furthermore, the FCC has ruled that states can require us to contribute to state Universal Service Fund programs. A number of states already require us to contribute, while others are actively considering extending their programs to include the services we provide. We currently pass-through Universal Service Fund contributions to our customers which may result in our services becoming less competitive as compared to those provided by others.

We rely on third party network service providers to originate and terminate substantially all of our public switched telephone network calls.

We leverage the infrastructure of third party network service providers to provide telephone numbers, PSTN call termination and origination services, and local number portability for our customers rather than deploying our own network throughout the United States. This decision has resulted in lower capital and operating costs for our business in the short term but has reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service could have a material adverse effect on our business, financial condition or operating results.

While we believe that relations with our current service providers are good, and we have contracts in place, there can be no assurance that these service providers will be able or willing to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. Although we could replace our current providers, if necessary, our ability to provide service to our subscribers could be impacted during this timeframe and this could have an adverse effect on our business, financial condition or results of operations. The loss of access to, or requirement to change, the telephone numbers we provide to our customers also could have a material adverse effect on our business, financial condition or operating results.

Due to our reliance on these service providers, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our service or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition or operating results.

Risks Related to Ownership of Our Common Stock

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.

Since our stock began trading in July 2007, our stock price has fluctuated significantly, from a low of approximately $3 per share to a high of approximately $18 per share. At times the stock price has changed very quickly. For example, from July 2011 to June 2012, our stock price dropped from approximately $11 per share to approximately $4 per share. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	fluctuations in the overall stock market;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actual or anticipated fluctuations in our operating results;

●	changes in operating performance and stock market valuations of other technology companies generally, or those that sell enterprise communication products in particular;

●	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

●	ratings downgrades by any securities analysts who follow our company;

●	the public’s response to our press releases or other public announcements, including our filings with the SEC;

●	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of technologies or product enhancements that reduce the need for our products;

●	market conditions or trends in our industry or the economy as a whole;

●	lawsuits threatened or filed against us and the outcome of such lawsuits;

●	shareholder activism;

●	future sales of our common stock by our officers, directors and significant stockholders; and

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the NASDAQ Global Select Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have initiated securities class action litigation following declines in stock prices of technology companies. Our current litigation could, and any future litigation may, subject us to substantial costs, divert resources and the attention of management from our business, which could harm our business and operating results.

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

●
adverse conditions specific to the IP telecommunications market, including decreased demand due to overall economic conditions or reduced discretionary spending by enterprises, rates of adoption of IP telecommunications systems and introduction of new standards;

●	our ability to attract and retain larger and more productive channel partners;

●	the purchasing and budgeting cycles of enterprise customers, in particular, the tendency of some customers to wait until the end of a quarter in the hopes of obtaining a better price;

●	the timing and volume of shipments of our products during a quarter, particularly as we experience an increased level of sales occurring towards the end of a quarter;

●	delays in purchasing decisions by our customers from one quarter to the next, or later;

●	seasonality in our target markets;

●	our ability to attract new channel partners, retain existing channel partners, and their ability to generate revenues;

●	changes in accounting rules;

●	the timing of recognition of revenue from sales to our customers;

●	changes in the mix of our products and services sold during a particular period;

●	our ability to control costs, including third-party manufacturing costs and costs of components;

●	our ability to maintain sufficient production volumes for our products from our contract manufacturers;

●	volatility in our stock price, which may lead to higher stock-based compensation expenses

●	volatility and fluctuation in foreign currency exchange rates;

●	the timing of costs related to the development or acquisition of technologies or businesses;

●	our ability to successfully expand our international operations;

●	general economic conditions or economic recession;

●	decline in interest rates on our investments; and

●	publicly-announced litigation, and the impact of such litigation on our operating results.

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

Our restated certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:

●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

●	limit who may call a special meeting of stockholders;

●	established a classified board of directors, so that not all members of our board of directors may be elected at one time;

●	provide our board of directors with the ability to designate the terms of and issue a new series of preferred stock without stockholder approval;

●	require the approval of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal certain provisions of our certificate of incorporation;

●	allow a majority of the authorized number of directors to adopt, amend or repeal our bylaws without stockholder approval;

●	do not permit cumulative voting in the election of our directors, which would otherwise permit less than a majority of stockholders to elect directors; and

●	set limitations on the removal of directors.

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

Our headquarters, which is located in Sunnyvale, California is a 63,781 square foot leased facility.  This lease expires in September 2014.  We also occupy leased facilities in Austin, Texas, New York City and Rochester, New York, Chicago, Illinois, and in Europe, Asia and Australia.

We maintain a shipping and warehouse facility in Newark, California for our inventory and we rent space as needed at third-party warehouses. Our inventory is expected to be kept at our facility and at the third party facilities.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on The NASDAQ Global Select Market under the symbol “SHOR” since July 3, 2007.  Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by The NASDAQ Global Select Market.

Year Ended June 30, 2012	High	Low
First Quarter	$10.70	$4.76
Second Quarter	6.88	4.70
Third Quarter	7.13	5.15
Fourth Quarter	5.75	3.82

Year Ended June 30, 2011	High	Low
First Quarter	$6.02	$4.36
Second Quarter	7.96	4.90
Third Quarter	8.99	6.50
Fourth Quarter	12.00	8.09

On August 30, 2012, the last reported sales price of our common stock on the NASDAQ Global Select Market was $3.98 per share.

Holders of Record

As of August 30, 2012, there were 133 stockholders of record of our common stock, although we believe there are approximately 2,500 beneficial owners since many brokers and other institutions hold our common stock on behalf of stockholders.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Stock Performance Graphs and Cumulative Total Return (1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on July 3, 2007, the date our common stock first started trading on the NASDAQ Global Select Market through June 30, 2012, for (i) our common stock, (ii) the S&P Small Cap 500 Index and (iii) the NASDAQ Telecommunications Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

$100 invested on 7/3/07 in stock or index.  Fiscal year ending June 30,

	7/3/2007	2008	2009	2010	2011	2012
ShoreTel, Inc.	$100.00	$36.38	$65.84	$38.19	$83.95	$36.05
S&P Small Cap 500 Index	100.00	83.94	61.94	70.87	92.63	97.67
NASDAQ Telecommunications Index	100.00	71.62	52.08	69.02	102.15	91.16

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of June 30, 2012. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding) Securities Column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	10,586,000	$4.78	5,335,000
Equity compensation plans not approved by security holders	—	—	—
Total	10,586,000	$4.78	5,335,000

(1)
The number of securities remaining available for future issuance in column (c) includes 5,335,000 shares of common stock authorized and available for issuance under our 2007 Employee Stock Purchase Plan (ESPP) and our 2007 Equity Incentive Plan (2007 Plan). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to 1% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors and the number of shares authorized for issuance under the 2007 Plan is subject to an annual increase equal to 5% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of June 30, 2012.

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

	Year Ended June 30,
	2012 (a)	2011 (b)	2010	2009	2008
	(In thousands, except per share amounts)
Revenue:
Product	$182,009	$159,693	$117,138	$109,555	$110,496
Hosted and related services	15,547	-	-	-	-
Support and services	49,076	40,419	31,326	25,267	18,233
Total revenue	246,632	200,112	148,464	134,822	128,729
Cost of revenue:
Product(1)	61,884	52,957	40,471	38,149	37,466
Hosted and related services (1)	9,804	-	-	-	-
Support and services(1)	16,465	13,688	11,580	11,048	10,036
Total cost of revenue	88,153	66,645	52,051	49,197	47,502
Gross profit	158,479	133,467	96,413	85,625	81,227
Operating expenses:
Research and development(1)	51,909	45,548	33,596	30,724	26,811
Sales and marketing(1)	94,797	74,859	55,973	44,652	37,869
General and administrative(1)	27,468	24,890	19,888	19,596	17,645
Acquisition-related costs	4,524	340	-	-	-
Litigation settlement	-	-	-	4,110	-
Total operating expenses	178,698	145,637	109,457	99,082	82,325
Loss from operations	(20,219)	(12,170)	(13,044)	(13,457)	(1,098)
Other income (expense) – net	(1,465)	640	84	1,141	4,101
Income (loss) before provision for (benefit from) income taxes	(21,684)	(11,530)	(12,960)	(12,316)	3,003
Provision for (benefit from) income taxes	(947)	(67)	(156)	343	861
Net income (loss)	$(20,737)	$(11,463)	$(12,804)	$(12,659)	$2,142
Net (loss) per common share (2):
Basic	$(0.41)	$(0.25)	$(0.29)	$(0.29)	$0.05
Diluted	$(0.41)	$(0.25)	$(0.29)	$(0.29)	$0.05
Shares used in computing net loss per share:
Basic	50,591	46,177	44,804	43,714	42,413
Diluted	50,591	46,177	44,804	43,714	44,861

(a)	The fiscal year ended June 30, 2012 includes the impact of the acquisition of M5 Networks, Inc., which was completed in the third fiscal quarter.

(b)	The fiscal year ended June 30, 2011 includes the impact of the acquisition of Agito Networks, Inc., which was completed in the second fiscal quarter.

(1)           Includes stock-based compensation expense as follows:

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Cost of product revenue	$132	$123	$139	$113	$74
Cost of hosted and related services	37	-	-	-	-
Cost of support and services revenue	836	678	838	799	545
Research and development	3,614	3,497	3,064	2,829	2,005
Sales and marketing	4,031	3,140	3,400	3,468	2,447
General and administrative	3,993	3,741	3,213	2,549	2,360
Total stock-based compensation expense	$12,643	$11,179	$10,654	$9,758	$7,431

(2)             See Note 8 to the Consolidated Financial Statements in Item 8 for a description of the method used to compute basic and diluted net income (loss) per share.

	As of June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$55,495	$105,752	$115,801	$107,666	$102,811
Working capital	30,961	109,855	112,836	111,617	111,993
Total assets	295,432	187,101	170,721	155,624	147,797
Line of credit, net of issuance costs	19,946	—	—	—	—
Total stockholders’ equity	170,232	121,424	114,466	113,772	113,213

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.” We report results on a fiscal year ending June 30. For ease of reference within this section, 2012 refers to the fiscal year ended June 30, 2012, 2011 refers to the fiscal year ended June 30, 2011, and 2010 refers to the fiscal year ended June 30, 2010.

Overview

We are a leading provider of IP telecommunications solutions for enterprises. We were founded in September 1996 and shipped our first system in 1998. Since that time, we have continued to develop and enhance our product line. Our acquisition of M5 Networks, Inc. (“M5”), a leader in providing hosted unified communication solutions in the third quarter of fiscal 2012, expanded our products and service offerings to now include hosted solutions. Our acquisition of Agito Networks, Inc. (“Agito”), a leader in platform-agnostic enterprise mobility, in the second quarter of fiscal 2011, expanded our existing mobile solution with the vision of allowing users to communicate on any device, such as a desk phone, mobile phone, or computer, at any location using any cellular or Wi-Fi network  simply and cost effectively.

Our solutions are available for businesses to operate in their own premise data centers or on a hosted, cloud-based platform. Solutions within our premise segment are comprised of our switches, IP phones and software application which work with our unique IP architecture to provide a brilliantly integrated communication system. Our ShoreTel Sky solutions are sold within our hosted segment (formerly known as our Cloud segment) and are comprised of M5’s unique software delivered to the customer using our routers and IP phones.

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

We sell our premise products primarily through channel partners that market and sell our systems to enterprises across all industries, including small, medium and large companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners grew to over 1,000 as of June 30, 2012, representing approximately 9% year-over-year growth. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

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

During the second quarter of fiscal 2011, we entered into arrangements with two major value-added distributors to distribute our comprehensive line of premise business communication solutions to resellers within the United States in what we refer to as a “two-tier” distribution model. During fiscal 2012, we have expanded our two-tier network and added more value-added distributors to the network. We believe that the two-tier distribution model allows us to better serve our existing channel partners, to reach a larger number of prospective enterprise customers more effectively and to position us to continue to build momentum and capture increased market share in the IP telephony, mobility and UC markets.  Furthermore, the two-tier distribution model allows us to scale our business operations without making significant investments in product distribution facilities, thus allowing us to manage our cost structure.

Although, we have historically sold our systems primarily to small and medium sized enterprises, in recent years, we have been expanding our sales and marketing activities to increase our focus on larger enterprise customers, including the creation of a major accounts program whereby our sales personnel assist our channel partners to sell to large enterprise customers. As of June 30, 2012, we had sold our products to approximately 24,000 enterprise customers, representing approximately 36% year-over-year growth.  To the extent, we continue to successfully acquire larger enterprise customers in the United States and worldwide, we expect our sales cycle to increase, and the demands on our sales and support infrastructure to increase.

We are headquartered in Sunnyvale, California and have sales, customer support, general and administrative and engineering functions in Austin, Texas. After the acquisition of M5, our ShoreTel Sky services are provided from our offices in New York City and Rochester, New York and Chicago, Illinois. The majority of our personnel work at these locations. Sales, engineering, and support personnel are also located throughout the United States and, to a lesser extent, in Canada, the United Kingdom, Ireland, Germany, Spain, Hong Kong, Singapore and Australia. While most of our customers are located in the United States, we have continued to achieve growth in revenue from international sales, which accounted for approximately 12% of our total revenue for fiscal 2012 as compared with 13% and 10% in fiscal 2011 and 2010, respectively.  We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

In fiscal 2012, we continued to grow our market share of the IP telephony market, both in the United States and worldwide. Our total revenue increased to $246.6 million in fiscal 2012 from $200.1 million in fiscal 2011, driven by sales to new customers, add-on sales from existing customers and the addition of ShoreTel Sky services revenue after the M5 acquisition. Our operating expenses increased to $178.7 million in fiscal 2012 from $145.6 million in fiscal 2011, primarily due to increases in compensation expenses related to growth in headcount (including stock-based based compensation), the addition of expenses from the M5 operations and the incurrence of non-recurring acquisition related costs.  In fiscal 2012, we increased our headcount by 47%, with most of the growth in headcount coming from the employees assumed and retained in connection with our acquisition of M5, additions to our sales, product development and support workforce to support efforts to grow our sales channel and to enhance our product development activities, among other things.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts and to measure operational effectiveness.

Initial and repeat sales orders. Our goal is to attract a significant number of new enterprise customers and to encourage existing enterprise customers to purchase additional products and support. Many enterprise customers make an initial purchase and deploy additional sites at a later date and also purchase additional products and support as their businesses expand. As our installed enterprise customer base has grown, a large portion of orders has come from existing enterprise customers. In fiscal year 2012, premise billings from existing enterprise customers represented approximately 54% of total billings compared with 53% and 56% in fiscal 2011 and 2010, respectively.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at June 30, 2012 was $49.5 million, of which $35.8 million is expected to be recognized within one year.

Gross margin. Our gross margin for premise segment products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system sales prices. We strive to increase our product gross margin by reducing hardware costs through product redesign and volume discount pricing from our suppliers. In general, product gross margin on our switches is greater than product gross margin on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall margin on system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross margins and increasing our profitability.

Gross margin for premise segment support and services is slightly lower than gross margin for products and is impacted primarily by labor-related expenses. The primary goal of our support and services function is to ensure a high level of customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we may be able to slightly improve gross margin for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

Gross margin for the hosted segment services is lower than the gross margins for the premise segment and is impacted primarily by the reselling of broadband costs to customers, employee-related expense, data communication cost, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in customer base, the gross margins may reflect improvement.

Operating expense. Our operating expenses are comprised primarily of compensation and benefits for our employees. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce to support our anticipated growth, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Average revenue per user. We calculate the monthly average service revenue per user (ARPU) for our hosted segment as the average monthly recurring revenue per customer divided by the average number of seats per customer. The average monthly recurring revenue per customer is calculated as the monthly recurring service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telco circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more apt to have their own networks already established. Our monthly ARPU for the three month period ended June 30, 2012 is $62.

Customer churn. Customer churn for our hosted segment is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized customer churn as of June 30, 2012 is 4%.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Premise Revenue. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise business. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction levels, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue has accounted for 74%, 80%, and 79% of our total revenue for fiscal years 2012, 2011 and 2010, respectively.

Premise support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Premise support and services revenues accounted for 20%, 20% and 21% of our total revenue for fiscal 2012, 2011 and 2010, respectively.

Hosted Revenue. Hosted services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, training and other professional services. Additionally, we offer our customers the ability to purchases phones systems from us directly or rent such systems as part of their service agreements. Our hosted services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and Internet services are recognized as such services are provided. Hosted revenues accounted for 6% of our total revenues for fiscal 2012. There was no hosted or related services revenue in any of the fiscal years prior to 2012.

Cost of revenue. Cost of premise product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of products sold. Cost of premise support and services revenue consists of salary and related overhead costs of personnel engaged in support and service activities. Cost of hosted services revenue consists of personnel and related costs of the hosted operation, data center costs, data communication cost, carrier cost and amortization of intangible assets

Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We capitalize development costs incurred from determination of technological feasibility through general release of the product to customers. We are devoting substantial resources to the development of additional functionality for existing products and the development of new products and related software applications. We intend to continue to make significant investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase in absolute dollars.

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, branding and advertising, trade shows, sales demonstration equipment, professional services fees, amortization of intangible assets, and facilities expenses.  We plan to continue to invest in development of our distribution channel by increasing the size of our field sales force to enable us to expand into new geographies and further increase our sales to large enterprise customers.  We plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.  We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category.

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

Other income (expense). Other income (expense) primarily consists of interest earned on cash, cash equivalents and short-term investments, gains and losses on foreign currency translations and transactions, interest expense on our debt as well as other miscellaneous items affecting our operating results.

Benefit from income taxes. Benefit from income taxes includes federal, state and foreign tax on our income as well as any adjustments made to our valuation allowance for deferred tax assets. Since our inception, we have accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach.  Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying current enacted tax laws.  Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Use of Non-GAAP Financial Measures

We believe that evaluating our ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP that we also disclose certain non-GAAP information because it is useful in understanding our performance as it excludes non-cash and other non-recurring charges or credits that many investors and management feel may obscure our true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation charges, amortization of purchased intangibles, acquisition-related costs, severance charges, litigation settlement costs, interest charge from change in fair value of contingent consideration and related tax adjustments (non-GAAP adjustments) in managing the core operations. These measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net income (loss) is calculated by adjusting GAAP net income (loss) for non-GAAP adjustments. Non-GAAP net income (loss) per share per share is calculated by dividing Non-GAAP net income (loss) by the weighted average number of basic and diluted shares outstanding for the period. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the following table:

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)

	Year Ended June 30, 2012				Year Ended June 30, 2011
	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP
Revenue:
Product	$182,009	$-		$182,009	$159,693	$-		$159,693
Hosted and related services	15,547	-		15,547	-	-		-
Support and services	49,076	-		49,076	40,419	-		40,419
Total revenues	246,632	-		246,632	200,112	-		200,112
Cost of revenue:
Product	61,884	(1,022)	(a),(b)	60,862	52,957	(614)	(a), (b)	52,343
Hosted and related services	9,804	(850)	(a),(b)	8,954	-	-		-
Support and services	16,465	(836)	(a)	15,629	13,688	(678)	(a)	13,010
Total cost of revenue	88,153	(2,708)		85,445	66,645	(1,292)		65,353
Gross profit	158,479	2,708		161,187	133,467	1,292		134,759
Gross profit %	64.3%			65.4%	66.7%			67.3%

Operating expenses:
Research and development	51,909	(3,614)	(a)	48,295	45,548	(3,497)	(a)	42,051
Sales and marketing	94,797	(5,043)	(a),(b)	89,754	74,859	(3,170)	(a), (b)	71,689
General and administrative	27,468	(4,534)	(a),(b) ,(c)	22,934	24,890	(4,266)	(a), (f)	20,624
Acquisition-related costs	4,524	(4,524)	(d)	-	340	-		340
Total operating expenses	178,698	(17,715)		160,983	145,637	(10,933)		134,704
Income (loss) from operations	(20,219)	20,423		204	(12,170)	12,225		55
Other income (expense) - net	(1,465)	203	(e)	(1,262)	640	-		640
Income (loss) before provision for income tax	(21,684)	20,626		(1,058)	(11,530)	12,225		695
Provision for (benefit from) income tax	(947)	1,315	(g)	368	(67)	81	(g)	14
Net income (loss)	$(20,737)	$19,311		$(1,426)	$(11,463)	$12,144		$681
Net income (loss) per share:
Basic	$(0.41)	$0.38		$(0.03)	$(0.25)	$0.26		$0.01
Diluted (h)	$(0.41)	$0.38		$(0.03)	$(0.25)	$0.26		$0.01

Shares used in computing net income (loss) per share:
Basic	50,591			50,591	46,177			46,177
Diluted (h)	50,591			50,591	46,177			47,900

(a) Excludes stock-based compensation included in:
Cost of product revenue		$132				$123
Cost of hosted and related services		37				-
Cost of support and services revenue		836				678
Research and development		3,614				3,497
Sales and marketing		4,031				3,140
General and administrative		3,993				3,741
		$12,643				$11,179

(b) Excludes amortization of acquisition-related intangibles included in:
Cost of product revenue		$890				$491
Cost of hosted and related services		813				-
Sales and marketing		1,012				30
General and administrative		41				-
		$2,756				$521

(c) Excludes litigation settlement included in:
General and administrative		$500				$-

(d) Excludes direct acquisition costs included in:
Acquisition-related costs		$4,524				$-	(i)

(e) Excludes interest charge from change in fair value of contingent consideration included in:
Other expense		$203				$-

(f) Excludes severance for former Chief Executive Officer included in:
General and administrative		$-				$525

(g)	Excludes the deferred tax benefit arising from acquisition and tax impact of the items which are excluded in (a) to (e) above.

(h)	Potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

(i)
Acquisition related costs for year ended June 30, 2011 were not adjusted in non-gaap financials based on materiality. The amount is reclassified and reflected in a separate line item to conform to the presentation for year ended June 30, 2012.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2012	2011	2010
Revenue:
Product	74%	80%	79%
Hosted and related services	6%	—	—
Support and services	20%	20%	21%
Total revenue	100%	100%	100%
Cost of revenue:
Product	25%	26%	27%
Hosted and related services	4%	—	—
Support and services	7%	7%	8%
Total cost of revenue	36%	33%	35%
Gross profit	64%	67%	65%
Operating expenses:
Research and development	21%	23%	23%
Sales and marketing	38%	37%	38%
General and administrative	11%	13%	13%
Acquisition-related costs	2%	—	—
Total operating expenses	72%	73%	74%
Operating loss	(8)%	(6)%	(9)%
Other income (expense), net	—	—	—
Loss before benefit from income tax	(8)%	(6)%	(9)%
Benefit from income taxes	—	—	—
Net loss	(8)%	(6)%	(9)%

Comparison of Fiscal 2012 to 2011

Upon the our acquisition of M5 on March 23, 2012, we began operating in two reporting segments which consisted of our historical premise solutions and our hosted solutions associated with the operations of M5. For reporting purposes, management’s focuses its review and reporting of such segments based on reported revenue and gross margin as other costs associated with the operating activities are managed on a combined basis.

Revenue

	Year Ended
	June 30, 2012	June 30, 2011	Change $	Change %
(in thousands, except percentages)
Revenue	$246,632	$200,112	$46,520	23%

Total revenue increased by $46.5 million or 23% in fiscal 2012 as compared to fiscal 2011.  The increase in the overall revenue is due to the continued growth and expansion of our premise solution business as a result of greater market acceptance of our products and services and due to the additional revenue associated with our hosted business following our acquisition of M5 on March 23, 2012.

Revenue from customers in the United States accounted for approximately 88% and 87% of total revenue for years ended June 30, 2012 and 2011, respectively.

Premise Revenue

Premise product revenue increased by $22.3 million or 14% in fiscal 2012, primarily due to the higher sales volumes from our channel partners and continued expansion in the U.S. two-tier distribution channel. Our international revenue was 13% of our premise revenue in fiscal 2012 as compared to 13% in fiscal 2011. Our higher sales volume and expanded customer base are the direct result of our investment in the sales and marketing efforts as well as the development of the two-tier distribution channel. premise support and services revenue increased by $8.7 million or 21% in fiscal 2012, as compared to fiscal 2011. The increase in support and services revenue was primarily due to the increase in support contract renewal rate, customers on time-and-materials arrangements converting to support contracts, an increase in the average contract value that renewed and contract renewals from a larger customer base. The growth in the form of new customers as well as additional sales to the existing customers result in higher post-contractual support revenues.

Hosted Revenue

Hosted and related service revenue contributed $15.5 million of revenue as a result of our acquisition of M5 during March 2012. There were no such revenues in fiscal year 2011.  As we continue to invest in the growth of our hosted segment, we expect the revenue from hosted and related services to increase in future periods.

Gross margin.

	Year Ended
	June 30, 2012	June 30, 2011	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$88,153	$66,645	$21,508	32%
Gross profit	158,479	133,467	25,012	19%
Gross margin	64%	67%	n/a	(3%)

Gross margin decreased to 64% in fiscal 2012 as compared to 67% in fiscal 2011. The decrease in the overall gross margins is mostly due to the change in the revenue mix resulting from the addition of the hosted business which has lower margins that the premise business.

Premise Gross Margin

Premise product gross margins decreased to 66% in fiscal 2012 as compared to 67% in fiscal 2011. The decrease is primarily due to a change in our channel sales mix as a greater percentage of total sales were transacted through our domestic value-added distribution partners. Such sales generally have a higher discount and thus lower gross margins than the sales made directly to our resellers. Premise support and services gross margins remained relatively consistent during the period as it remained at 66% in both fiscal year 2012 and fiscal year 2011.

Hosted Gross Margin

Hosted and related service gross margins were 37% for fiscal year 2012. There were no related costs in fiscal year 2011.  As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other cost reductions in our service delivery platform.

Operating expenses

	Year Ended
	June 30, 2012	June 30, 2011	Change $	Change %
(in thousands, except percentages)
Research and development	$51,909	$45,548	$6,361	14%
Sales and marketing	94,797	74,859	19,938	27%
General and administration	27,468	24,890	2,578	10%
Acquisition-related costs	4,524	340	4,184	1231%

Research and development. Research and development expenses increased by $6.4 million or 14% in fiscal 2012 compared to fiscal 2011. The increase in research and development expenses was primarily due to an increase of $5.8 million in employee-related costs, including stock-based compensation. The increase is primarily due to an increase in the research and development workforce of approximately 67 employees due mainly to an increase in personnel assumed in connection with our acquisition of M5 as well as in premise employees.  Other increases in research and development expenses were due to increases of $0.8 million in facilities costs.

Sales and marketing. Sales and marketing expenses increased by $19.9 million or 27% in fiscal 2012 compared to fiscal 2011. The increase is primarily due to an increase of $9.2 million in employee-related costs, including a $0.9 million increase in stock-based compensation, a $3.8 million increase in commission expenses associated with more sales employees and higher revenue during the period, a $3.0 million increase in promotion and marketing expenses related to our continued effort expand our demand generation and branding activities, a $1.1 million increase in travel-related expenses associated with our expanded marketing team, a $1.0 million increase in professional fees, a $1.0 million increase in amortization expense of intangible assets and a $0.9 million increase in facilities costs. Our sales and marketing workforce increased by approximately 78 employees in fiscal 2012 as a result of our additional investment in the sales efforts as we continue to expand our sales efforts and overall market presence as well as due to the personnel assumed in connection with our acquisition of M5.

General and administrative. General and administrative expenses increased by $2.6 million or 10% in fiscal 2012 compared to fiscal 2011. The increase in general and administrative expenses was primarily due to an increase of $1.5 million in employee-related costs, including a $0.2 million increase in stock-based compensation, a $0.5 million increase in legal settlement costs, a $0.9 million increase in additional telecommunication and travel costs, a $0.3 million increase in third party software costs partially offset by a reduction of $1.4 million in allocated facilities costs.  Our general and administration workforce increased by 27 employees in fiscal 2012 due mainly to an increase in personnel assumed in connection with our acquisition of M5 as well as in premise employees.

Acquisition-related costs. Acquisition related costs increased by $4.2 million in fiscal 2012 as compared to fiscal 2011. The costs incurred in fiscal 2012 reflects direct costs we incurred in connection with the acquisition of M5 Networks, Inc. and are higher mainly due to the size and the nature of acquisition as compared to the acquisition of Agito Networks, Inc. in fiscal 2011.

Other income, net

	Year Ended
	June 30, 2012	June 30, 2011	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(1,465)	$640	$(2,105)	(329%)

Other income, net. Other income, net changed by $2.1 million in fiscal 2012 compared to fiscal 2011. Due to strengthening of U.S. dollar against certain foreign currencies in which we transact, our foreign exchange loss increased by $1.3 million in fiscal 2012. Interest income on short-term investment and cash equivalents reduced by $0.4 million due to an overall decline in interest rates and a decline in investing funds.  Our interest expense for fiscal 2012 increased by $0.4 million as a result of borrowing under the line of credit agreement as well as interest paid on capital lease agreements assumed in connection with the acquisition of M5.

Benefit from income tax

	Year Ended
	June 30, 2012	June 30, 2011	Change $	Change %
(in thousands, except percentages)
Benefit from income tax	$(947)	$(67)	$(880)	1313%

Benefit from income tax. Income tax benefit increased by approximately $0.9 million in fiscal 2012 compared with fiscal 2011. The increase in income tax benefit is primarily due to the partial release of valuation allowances against deferred tax assets of $1.3 million in connection with the recording of deferred tax liabilities from our acquisition of M5, which was partially offset by the recognition of $0.3 million of income tax expense associated with state and foreign income taxes.

Fiscal 2011 compared to Fiscal 2010

Revenue

	Year Ended
	June 30, 2011	June 30, 2010	Change $	Change %
(in thousands, except percentages)
Revenue	$200,112	$148,464	$51,648	35%

Revenue. Total revenue increased by $51.6 million or 35% in fiscal 2011, reflecting increases in revenues across substantially all of our IP phone systems, switches and software applications, as well as increases in revenues from support and services. Product revenue increased to $160.0 million in fiscal 2011 from $117.1 million in fiscal 2010, primarily due to higher sales volume. The increase in sales volume was primarily driven by a 29% year-over-year increase in our enterprise customer base.  We also experienced increases in sales volume and revenue from our existing enterprise customers, primarily driven by add-on sales of IP phones, switches, and software applications.

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

Revenue from customers in the United States accounted for approximately 87% and 90% of total revenue for years ended June 30, 2011and 2010, respectively.

Gross margin

	Year Ended
	June 30, 2011	June 30, 2010	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$66,645	$52,051	$14,594	28%
Gross profit	133,467	96,413	37,054	38%
Gross margin	67%	65%	n/a	2%

Gross margin. Gross margin increased to 67% in fiscal 2011 compared to 65% in fiscal 2010. Product gross margin improved to 67% from 65% in 2010, primarily attributable to the overall increase in revenue, favorable product mix and lower unit manufacturing costs, primarily due to overall decrease in product costs as a result of achieving product design efficiencies. These factors were offset by amortization expenses related to purchased-intangible assets.

Support and services gross margin improved to 66% from 63%, primarily due to productivity gains, as the increase in support and services revenues outpaced the rate of increase in the associated costs, which largely consist of employee-related costs.

Operating expenses

	Year Ended
	June 30, 2011	June 30, 2010	Change $	Change %
(in thousands, except percentages)
Research and development	$45,548	$33,596	$11,952	36%
Sales and marketing	74,859	55,973	18,886	34%
General and administration	24,890	19,888	5,002	25%
Acquisition-related costs	340	-	340	100%

Research and development. Research and development expenses increased by $12.0 million or 36% in fiscal 2011 compared to fiscal 2010. The increase in research and development expenses was primarily due to an increase of $8.4 million in employee-related costs, primarily due to headcount additions to our research and development workforce, including the addition of research and development employees from Agito. In fiscal 2011, we had higher spending on various product development costs as we continued to expand our product roadmap, including an increase of $1.5 million in consulting fees and an increase of $0.4 million in both equipment expenses related to prototype development and software license expenses, partially offset by a decrease of $0.3 million in non-recurring engineering expenses. Other increases in research and development expenses were due to increases of $0.9 million in allocated facilities costs and $0.3 million in travel expenses.

Sales and marketing. Sales and marketing expenses increased by $18.9 million or 34% in fiscal 2011 compared to fiscal 2010, primarily due to an increase of $12.4 million in employee-related costs. In fiscal 2011, we increased our sales force by 46% as part of our strategic focus to expand our enterprise customer base. The growth in our sales force, coupled with the increase in total revenue in fiscal 2011, resulted in a $1.9 million or 18% increase in commission expense, which is reflected in the increase in compensation expenses. Also contributing to the increase in sales and marketing expenses were increases of $2.2 million in marketing expenses related to demand generation, channel marketing and branding activities, $2.1 million in travel-related expenses, $0.9 million in channel partner co-marketing expenses, and a combined $1.6 million increase in facilities, equipment and supplies expenses.

General and administrative. General and administrative expenses increased by $5.0 million or 25% in fiscal 2011 compared to fiscal 2010. The increase in general and administrative expenses was primarily due to an increase of $3.3 million in employee-related costs, primarily due to headcount additions to our finance and information technology workforce. In addition, we incurred approximately $0.5 million of severance costs related to our former CEO in the first quarter of 2011. Other increases in general and administrative expenses were due to an increase of $0.7 million in consulting costs and an increase of $0.8 million in software license expenses, partially offset by $0.3 million decrease in other expenses.

Acquisition-related costs.  In fiscal 2011, we recorded a charge of $0.3 million as acquisition-related costs in connection with the acquisition of Agito Networks, Inc. There was no such charge in fiscal 2010.

Other income, net

	Year Ended
	June 30, 2011	June 30, 2010	Change $	Change %
(in thousands, except percentages)
Other income, net	$640	$84	$556	662%

Other income, net. Other income, net increased by $0.6 million in fiscal 2011 compared to fiscal 2010, primarily due to an increase of approximately $0.1 million in interest income, and an increase of approximately $0.5 million in net realized and unrealized foreign exchange gains related to accounts receivable and accounts payable denominated in foreign currencies.

Benefit from income tax

	Year Ended
	June 30, 2011	June 30, 2010	Change $	Change %
(in thousands, except percentages)
Benefit from income tax	$(67)	$(156)	$89	(57%)

Benefit from income tax. Benefit from income tax decreased by approximately $0.1 million or 57 % in fiscal 2011 compared to fiscal 2010, primarily due to increases in the state and foreign income tax provisions. The state tax provision was higher in fiscal 2011 due to increases in measurable tax base for certain states that determine tax liabilities based on factors other than income. The foreign tax provision was higher in fiscal 2011 due to higher revenue and pretax earnings by certain of our foreign subsidiaries.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	Year ended June 30,
	2012	2011	2010
Cash and cash equivalents	$37,120	$89,695	$68,426
Short-term investments	18,375	16,057	47,375
Total	$55,495	$105,752	$115,801

As of June 30, 2012, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $55.5 million and net accounts receivable of $34.2 million and the balance available of $29.7 million for borrowing under our Credit Facility.

On March 15, 2012, we entered into a secured credit agreement (the “Credit Facility”) with Silicon Valley Bank to finance a portion of the M5 acquisition, including paying related fees and expenses, and for general corporate purposes. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility can be reborrowed. The borrowings under the Credit Facility will accrue interest either (at our election) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the our Consolidated Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the Credit Agreement), or (ii) the higher of (a) Silicon Valley Bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the our Consolidated EBITDA.  We also pay an annual commitment fee during the term of the Credit Agreement which varies depending on our Consolidated EBITDA. The Credit Facility is secured by substantially all of our assets. The amount payable under the Credit Facility was $20.3 million as of June 30, 2012.

Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products and purchases of property and equipment and acquisitions.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Cash provided by operating activities	$10,315	$1,310	$11,181
Cash provided by (used in) investing activities	$(85,805)	$12,566	$(19,743)
Cash provided by financing activities	$22,915	$7,393	$3,169

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in areas such as research and development, sales and marketing and administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and typically collect in 30 to 60 days, although these time periods can vary and can be longer. In some cases, we prepay for license rights to third-party products, which we incorporate into our products, in advance of such sales.

Cash flow provided by operating activities increased by $9.0 million in fiscal 2012, primarily due to higher revenue growth and factors related to timing. Cash provided by operating activities consists of net loss of $20.7 million offset by $21.0 million of certain non-cash expenses and inflows of $10.1 million from changes in operating assets and liabilities. The non-cash expenses include $12.6 million of stock-based compensation, $9.0 million of depreciation and amortization and $1.3 million of release in valuation allowance on deferred tax assets. Changes in operating assets and liabilities include cash inflows from decrease in accounts receivable of $2.2 million resulting from an improvement in customer collection efforts, an increase in deferred revenues by $10.6 million, an increase in accounts payable of $1.3 million and an increase in accrued employee compensation of $1.1 million. These amounts were partially offset by increases in prepaid expenses of $1.2 million, an increase in inventories of $1.1 million, an increase in other assets of $1.1 million and a decrease in accrued liabilities of $1.8 million.

Cash flow provided by operating activities decreased by $9.9 million in fiscal 2011, primarily due to higher spending to support our growth, an increase in inventory, as well as factors related to timing of payments of our liabilities. Cash provided by operating activities consisted of a net loss of $11.5 million, adjusted by non-cash items of $16.5 million and cash used by changes in assets and liabilities of $3.6 million, which primarily consisted of an increase of $9.1 million in accounts receivable, attributable to higher revenue in fiscal 2011 and timing of cash collections, increase of $8.7 million in inventory, primarily due to anticipated demand for our solutions in relation to lead times to produce such product by our contract manufacturers, as well as a purposeful build-up of inventory to mitigate any supply chain disruption resulting from the natural disaster in Japan in March 2011, a combined decrease of $2.3 million in accounts payable, and accrued liabilities and others, partially offset by an increase of $8.9 million in deferred revenue, driven by higher post-contractual support billings resulting from the increase in our installed base, a decrease of $4.8 million in prepaid assets and other current assets, reflecting timing of expense recognition and an increase of $2.7 million in accrued employee compensation.

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

Net cash flow used in investing activities in fiscal 2012 was $85.8 million and primarily consists of $78.4 million paid, net of cash received, for our acquisition of M5, $4.2 million used to purchase property, plant and equipment, $2.6 million used in purchase of investments securities and $0.6 million used to purchase an intangible asset.

Net cash flow provided by investing activities was $12.6 million in fiscal 2011, primarily comprised of $33.7 million of proceeds from the sales and maturities of investments, offset by $11.4 million used in the acquisition of Agito, $5.9 million used  to purchase property and equipment, $3.1 million used to purchase investment securities, and $0.8 million used to purchase intangible assets.

Cash flows from financing activities

Cash flow provided by financing activities in fiscal 2012 was $22.9 million and primarily consisted of $19.9 million borrowings in from the line of credit net of repayments made during the period, $3.9 million of proceeds from issuance of common stock under various employee benefit plans, offset by $0.6 million used to pay taxes on vested and released stock awards and $0.3 million of payments made under various capital lease agreements.

Cash flow provided by financing activities in fiscal 2011 was $7.4 million which primarily consisted of  proceeds of $7.9 million from the exercise of stock options, offset by $0.5 million used to pay taxes on vested and released stock awards.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2012:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$20,002	$3,495	$5,992	$5,815	$4,700
Capital lease obligations	2,598	1,183	1,415	-	-
Line of credit	20,332	-	-	20,332	-
Non-cancellable purchase commitments (inventory and software licenses)	22,285	21,972	313	-	-
Outstanding letters of credit	103	103	-	-	-
Total	$65,320	$26,753	$7,720	$26,147	$4,700

The table above excludes unrecognized tax benefits and related interest and penalties accrual of $0.1 million, as we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits. See Note 9 to the Consolidated Financial Statements in Item 8 for a discussion of income taxes.

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

The purchase consideration for our acquisition of M5 included a contingent portion ranging from zero to $13.7 million and is subject to the achievement of certain revenue targets. If these revenue targets are met in full, we will pay the $13.7 million in cash over the next two years. See Note 2 to the Consolidated Financial Statements for additional information on the acquisition of M5.

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

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain:

●	Revenue recognition;

●	Stock-based compensation;

●	Goodwill and purchased-intangible assets, and

●	Accounting for income taxes

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations.

Revenue Recognition

We derive our revenue from the sale of premise enterprise IP telecommunications systems and ShoreTel Sky hosted services.

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

(ii)
require an entity to allocate the revenue using estimated selling prices (ESP) of the deliverables if there is no vendor specific objective evidence of fair value (VSOE) or third party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

For a multiple-element transaction, the total arrangement fees are allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE when available. When VSOE cannot be established, the Company attempts to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally our product offerings differ from those of our competitors and comparable pricing of our competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a stand-alone basis.

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

Premise revenues:

The sale of IP telecommunication systems include hardware, primarily phones and voice switches, software components and may also include training, installation and post-contractual support for the products. Our business strategy is centered on selling to enterprise customers through channel partners rather than directly. Sales to value-added distributors allows us to leverage our existing distribution infrastructure and sales personnel. In some instances, larger enterprise customers prefer to purchase directly from us.  Many of these large account sales are channel partner-assisted and we compensate the channel partner in much the same way as if the channel partner had made the sale directly. The compensation to the channel partner is recorded as an offset to the revenues associated with the direct sale to the enterprise customer.

The typical system includes a combination of IP phones, switches and software applications.  For sales transactions made both directly and to resellers revenue is recognized at the time of shipment provided that all the provisions of revenue recognition have been met.  For sales to value-added distributors, revenue is initially deferred and is recognized at the time of sale by the distributor to their customer, provided all the provisions of revenue recognition have been met. We refer to this distribution approach as two-tier distribution model and the recognition of revenue at the time of sale by the distributor as the sell through method.

We recognize revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with reseller partners generally do not include rights of return or acceptance provisions. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which we will accept a return. We maintain a reserve for such returns based on historical experience with reseller partners. The agreements with our value-added distributors allow for limited rights of return of products generally purchased within the previous 90 days.  In addition to such return rights, we generally offer price protection provisions to our distributors when there is a permanent reduction of our sales prices.  In such cases, we are obligated to grant the distributor a credit for the difference between the change in the aggregate price of any amounts that have been purchased but unsold by the distributor as of the effective date of such decrease. To the extent that our agreements contain acceptance terms, we recognize revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances and product warranties are recorded at the time revenue is recognized based on our historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to accounts receivable on the balance sheet.

Most of the products and services included in a premise system qualify as separate units of accounting. Many of our products have both software and non-software components that function together to deliver the essential functionality of the integrated system product. We analyze all of our software and non-software products and services and consider the features and functionalities of the individual elements and the stand alone sales of those individual components among other factors, to determine which elements are essential or non-essential to the overall functionality of the integrated system product. We recognize revenue related to installation services and training upon delivery of the service.

Our core software, which we refer to as “essential software,” is integrated with hardware and is essential to the functionality of the integrated system product. We also sell additional software which provides increased features and functions, but is not essential to the overall functionality of the integrated system products, which we refer to as “non-essential software.” At the initial purchase, the customer generally bundles together the hardware, essential software, non-essential software, as needed, and up to five years of post-contractual support. Thereafter, if the enterprise customer increases end users and functionality, it may add more hardware, both essential and non-essential software components, and related post-contractual support by purchasing them separately

The revenue for these multiple element arrangements is allocated to the non-essential software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. The non-essential software deliverables included in a multiple element arrangement are subject to the industry specific software revenue recognition guidance. As we have not been able to obtain VSOE for all of the non-essential software deliverables in the arrangement, revenue allocated to the delivered non-essential software elements is recognized using the residual method in accordance with industry specific software revenue recognition guidance. Under the residual method, the amount of revenue recognized for the delivered non-essential software elements equaled the total allocated consideration less the VSOE of any undelivered elements bundled with such non-essential software elements.

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

We have arrangements with our channel partners under which we reimburse them for cooperative marketing costs meeting specified criteria. The reimbursements are limited to 50% of the actual costs charged to the channel partners by third-party vendors for advertising, trade show activities and other related sales and marketing activities for which we receive an identifiable benefit (goods and services that we could have purchased directly from third-party vendors), subject to a limit of the total cooperative marketing allowance earned by each channel partner. We record the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses on the consolidated statements of operations, and maintain estimated accruals and allowances for these programs.

Hosted revenues:

Our hosted services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, Internet service provisioning, training and other professional services. Additionally, we offer our customers the ability to purchases phone systems from us directly or rent such systems as part of their service agreements. Customers are not required to purchase phones from us directly as they can independently purchase such equipment. Our customers typically enter into a 12 month service agreement whereby they are billed for such services on a monthly basis.

Monthly recurring hosted services are recognized on a straight line basis in the period when the service is delivered. The installation fees are recognized based on customer contractual period or on a straight-line basis over the estimated customer life.

We bill most of the monthly recurring hosted service revenue a month in advance. Any amounts billed and collected, but for which the service is not yet delivered, are included in deferred revenue. These amounts are recognized as revenues only when the service is delivered.

We maintain a reserve for credits provided to customers for outages, quality issues, billing disputes or changes in the service levels that are included in the amounts that were billed in advance. The reserve for such credits is based on historical experiences and trends. We also maintain a reserve for amounts that are deemed as uncollectible.

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

Goodwill and Purchased-Intangible Assets

Goodwill is tested for impairment on an annual basis on June 30th and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in fiscal 2012, 2011, or 2010.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years.  We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in fiscal 2012, 2011, or 2010.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including our past earnings and the scheduling of deferred taxes and projected income from operating activities. During fiscal 2012 the Company released $1.3 million of valuation allowance against deferred tax assets due to the M5 acquisition, since the amortization of the acquired identifiable intangible property upon which a deferred tax liability was established will provide sufficient future taxable income to enable a partial realization of the Company’s deferred tax assets. Except for the aforementioned valuation allowance release, as of June 30, 2012, we do not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. Our income tax benefit recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of the expected impact of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in Australian dollar, British pound and the Euro. During the year ended June 30, 2012, we used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. We used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. As of June 30, 2012, a 10% change in the applicable foreign exchange rates would result in an immaterial increase or decrease in our pretax earnings.

In addition, we currently hold our investment portfolio in accounts with three financial firms. While we do not invest our cash in obligations of these firms, if these firms were to experience financial or other regulatory difficulties, it might be difficult for us to access our investments in a timely manner.

Interest Rate Risk

Our exposure to the interest rate risk due to changes in the general level of United States interest rates is due to both our cash equivalents and short term investments and our indebtedness. We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2012 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $28.7 million at June 30, 2012. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points.

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total fair market value	$28,796	$28,746	$28,722	$28,672	$28,647	$28,598
Percentage change in fair market value	0.3%	0.2%	0.1%	-0.1%	-0.2%	-0.3%

We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. As of June 30, 2012, the weighted-average annualized interest rate on the borrowing was 2.5%. Based on outstanding principal indebtedness of $20.3 million as of June 30, 2012, if market rates change by 0.5% from the current interest rate, our annual interest expense would increase or decrease by approximately $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHORETEL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

        We have audited the accompanying consolidated balance sheets of ShoreTel, Inc. and its subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company has retrospectively adopted new accounting guidance issued by the financial accounting standards board related to the presentation of comprehensive income.

        As discussed in Note 1 to the consolidated financial statements, in the year ended June 30, 2011, the Company adopted new accounting guidance issued by the financial accounting standards board related to its method of recognizing revenue for multiple element arrangements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 13, 2012

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$37,120	$89,695
Short-term investments	18,375	16,057
Accounts receivable, net of allowances of $774 and $737 as of June 30, 2012 and 2011, respectively	34,198	33,812
Inventories	20,212	19,062
Prepaid expenses and other current assets	5,275	3,540
Total current assets	115,180	162,166
Property and equipment - net	12,811	8,236
Goodwill	120,212	7,415
Intangible assets	45,304	8,570
Other assets	1,925	714
Total assets	$295,432	$187,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,747	$6,394
Accrued liabilities and other	17,094	8,533
Accrued employee compensation	12,151	11,022
Contingent purchase consideration	9,398	-
Deferred revenue	35,829	26,362
Total current liabilities	84,219	52,311

Line of credit, net of debt issuance costs	19,946	-
Long-term deferred revenue	13,683	11,321
Long-term contingent purchase consideration	3,305	-
Other long-term liabilities	4,047	2,045
Total liabilities	125,200	65,677
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 58,057 and 47,455 shares as of June 30, 2012 and 2011, respectively	310,646	241,063
Accumulated other comprehensive income	2	40
Accumulated deficit	(140,416)	(119,679)
Total stockholders’ equity	170,232	121,424
Total liabilities and stockholders’ equity	$295,432	$187,101

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2012	2011	2010
	(Amounts in thousands, except per share amounts)
Revenue:
Product	$182,009	$159,693	$117,138
Hosted and related services	15,547	-	-
Support and services	49,076	40,419	31,326
Total revenue	246,632	200,112	148,464
Cost of revenue:
Product	61,884	52,957	40,471
Hosted and related services	9,804	-	-
Support and services	16,465	13,688	11,580
Total cost of revenue	88,153	66,645	52,051
Gross profit	158,479	133,467	96,413
Operating expense:
Research and development	51,909	45,548	33,596
Sales and marketing	94,797	74,859	55,973
General and administrative	27,468	24,890	19,888
Acquisition-related costs	4,524	340	-
Total operating expenses	178,698	145,637	109,457
Loss from operations	(20,219)	(12,170)	(13,044)
Other income (expense):
Interest income	237	625	567
Interest expense	(560)	(127)	(159)
Other income (expense), net	(1,142)	142	(324)
Total other income (expense)	(1,465)	640	84
Loss before provision for (benefit from) income tax	(21,684)	(11,530)	(12,960)
Benefit from income taxes	(947)	(67)	(156)
Net loss	$(20,737)	$(11,463)	$(12,804)
Net loss per common share, basic and diluted	$(0.41)	$(0.25)	$(0.29)
Shares used in computing net loss per common share, basic and diluted	50,591	46,177	44,804

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Net loss	$(20,737)	$(11,463)	$(12,804)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on short-term investments	(38)	(151)	55
Other comprehensive income (loss)	(38)	(151)	55

Comprehensive loss	$(20,775)	$(11,614)	$(12,749)

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In- Capital				Accumulated Other	Total
	Share	Amount	Deferred Stock Compensation	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
	(Amounts in thousands)
BALANCE - June 30, 2009	44,362	$209,102	$(54)	$(95,412)	$136	$113,772
Common stock issued under stock-based compensation plans, net of taxes	1,008	2,978				2,978
Stock-based compensation expense		10,600	54			10,654
Vesting of accrued early exercised stock options		18				18
Income tax benefit related to stock option exercises		(207)				(207)
Unrealized gain on short term investments, net					55	55
Net loss				(12,804)		(12,804)

BALANCE - June 30, 2010	45,370	222,491	-	(108,216)	191	114,466

Common stock issued under stock-based compensation plans, net of taxes	2,085	7,393				7,393
Stock-based compensation expense		11,179				11,179
Unrealized loss on short term investments, net					(151)	(151)
Net loss				(11,463)		(11,463)

BALANCE - June 30, 2011	47,455	241,063	-	(119,679)	40	121,424

Common stock issued under stock-based compensation plans, net of taxes	1,102	3,265				3,265
Stock-based compensation expense		12,643				12,643
Issuance of common shares as consideration in the acquisition of M5 Networks, Inc.	9,500	53,675				53,675
Unrealized loss on short term investments, net					(38)	(38)
Net loss				(20,737)		(20,737)

BALANCE - June 30, 2012	58,057	$310,646	$-	$(140,416)	$2	$170,232

See notes to consolidated financial statements

 SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,737)	$(11,463)	$(12,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,998	4,664	2,804
Amortization of premium on investments	236	610	217
Stock-based compensation expense	12,643	11,179	10,654
Excess tax benefit from stock options exercised	-	-	(191)
Loss on disposal of property and equipment and other assets	27	97	340
Deferred tax benefit	-	-	(26)
Release of deferred tax valuation allowance	(1,280)	-	-
Provision (benefit) for doubtful accounts receivable	140	-	(83)
Change in fair value of contingent consideration	203	-	-
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	2,216	(9,156)	(3,059)
Inventories	(1,071)	(8,701)	1,851
Prepaid expenses and other current assets	(1,185)	4,299	(4,022)
Other assets	(1,050)	520	1,179
Accounts payable	1,307	(1,333)	(325)
Accrued liabilities and other	(1,833)	(929)	5,052
Accrued employee compensation	1,129	2,654	3,366
Deferred revenue	10,572	8,869	6,228
Net cash provided by operating activities	10,315	1,310	11,181

Cash flows from investing activities:
Purchases of property and equipment	(4,228)	(5,883)	(4,650)
Purchases of investments	(40,500)	(3,136)	(23,835)
Proceeds from sale/maturities of investments	37,908	33,694	10,145
Purchase of software licenses, patents and other intangible assets	(550)	(770)	(1,403)
Proceeds from sale of property and equipment		36	-
Business acquisitions, net of cash acquired	(78,435)	(11,375)	-
Net cash provided by (used in) investing activities	(85,805)	12,566	(19,743)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,855	7,915	3,103
Taxes paid on vested and released stock awards	(590)	(522)	(125)
Excess tax benefit from stock options exercised	-	-	191
Borrowings from line of credit	25,332	-	-
Debt issuance costs	(406)	-	-
Payments made for the line of credit	(5,000)	-	-
Payments made for capital leases	(276)
Net cash provided by financing activities	22,915	7,393	3,169

Net increase (decrease) in cash and cash equivalents	(52,575)	21,269	(5,393)
Cash and cash equivalents at beginning of year	89,695	68,426	73,819
Cash and cash equivalents at end of year	$37,120	$89,695	$68,426

Supplemental cash flow disclosure:
Cash paid for interest	$360	$139	$126
Cash paid (refunds received) for income taxes	$329	$(2,105)	$(156)

Noncash financing and investing activities:
Fair value of contingent consideration payable to M5 Networks, Inc.	$12,500	$-	$-
Shares issued as consideration in the acquisition of M5 Networks, Inc.	$53,675	$-	$-
Unpaid portion of property and equipment purchases included in period-end accounts payable	$234	$191	$647
Vesting of accrued early exercised stock options	$-	$-	$18

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company - ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of pure Internet Protocol, or IP, Unified Communications systems for enterprises while offering both premise-based and hosted business solutions. The Company’s premise systems are based on its distributed software architecture and switch-based hardware platform which enable multi-site enterprises to be served by a single telecommunications system. The Company’s premise systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, management believes that the Company’s systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.  The Company’s also offers a hosted solution based on the Company’s proprietary unified communication platform. The hosted solution offers a secure and managed business communications solution to enterprises with no required capital investment. The Company’s hosted architecture offers are a wide variety of applications and services which providing a full user experience along with the capability to scale usage based on a customer’s evolving needs

Fiscal Year End - The Company operates on a fiscal year ending June 30.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries located worldwide. All transactions and balances between the parent and the subsidiaries have been eliminated in consolidation. The functional currency of the subsidiaries is the U.S. dollar. Functional currency monetary assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other income (expense).

Reclassifications - Acquisition related costs of $0.3 million has been reclassified out of general and administration expenses into its separate line item in the statement of operations for the year ended June 30, 2011, to conform to the presentation for the year ended June 30, 2012.

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

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of June 30, 2012, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2012 one value-added distributor accounted for 22% of the total accounts receivable. As of June 30, 2011, there was no individual value-added distributor, reseller, or end customer that accounted for more than 10% of the total accounts receivable.

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. Refer to Note 6 to the Consolidated Financial Statements for discussion of the methods used to determine the fair value of short-term investments.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.  The Company’s cash and cash equivalents are maintained with various financial institutions.

Investments - The Company’s short-term investments are comprised of U.S. Government agency securities, corporate notes and commercial paper. These investments are held in the custody of three major financial institutions. The specific identification method is used to determine the cost basis of disposed fixed income securities. At June 30, 2012 and 2011, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,
	2012	2011	2010
Allowance for doubtful accounts - beginning	$737	$876	$1,330
Current period provision (benefit)	140	-	(83)
Write-offs charged to allowance (net of recoveries)	(103)	(139)	(371)
Allowance for doubtful accounts - ending	$774	$737	$876

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

Business Combinations – The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Goodwill and Purchased-Intangible Assets - Goodwill is tested for impairment on an annual basis on June 30th and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The Company has two reporting units: premise segment and hosted segment. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in the fiscal years ended June 30, 2012, 2011 and 2010.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years. The Company performs a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in the fiscal years ended June 30, 2012, 2011 and 2010.

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

Revenue Recognition - The Company derives its revenue from the sale of premise-based enterprise IP telecommunications systems and hosted services.

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

(ii)
require an entity to allocate the revenue using estimated selling prices (ESP) of the deliverables if there is no vendor specific objective evidence of fair value (VSOE) or third party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

For a multiple-element transaction, the total arrangement fees are allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE when available. When VSOE cannot be established, the Company attempts to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally the Company’s product offerings differ from those of its competitors and comparable pricing of its competitors is often not available. Therefore, the Company is typically not able to determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement fees. The ESP for a deliverable is determined as the price at which the Company would transact if the products or services were sold on a stand-alone basis.

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

Premise revenues:

The sale of IP telecommunication systems include hardware, primarily phones and voice switches, software components and may also include training, installation and post-contractual support for the products. The Company’s business strategy is centered on selling to enterprise customers through channel partners rather than directly. Sales to value-added distributors allow the Company to leverage its existing distribution infrastructure and sales personnel. In some instances, larger enterprise customers prefer to purchase directly from the Company.  Many of these large account sales are channel partner-assisted and the Company compensates the channel partner in much the same way as if the channel partner had made the sale directly. The compensation to the channel partner is recorded as an offset to the revenues associated with the direct sale to the enterprise customer.

The typical system includes a combination of IP phones, switches and software applications.  For sales transactions made both directly and to resellers revenue is recognized at the time of shipment provided that all the provisions of revenue recognition have been met. For sales to value-added distributors, revenue is initially deferred and is recognized at the time of sale by the distributor to their customer, provided all the provisions of revenue recognition have been met.  The Company refers to this distribution approach as its two-tier distribution model and the recognition of revenue at the time of sale by the distributor as the sell through method.

The Company recognizes revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with reseller partners generally do not include rights of return or acceptance provisions. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which the Company will accept a return. The Company maintains a reserve for such returns based on historical experience with reseller partners. The agreements with the Company’s value-added distributors allow for limited rights of return of products generally purchased within the previous 90 days.  In addition to such return rights, the Company generally offers price protection provisions to its distributors when there is a permanent reduction of its sales prices.  In such cases, the Company is obligated to grant the distributor a credit for the difference between the change in the aggregate price of any amounts that have been purchased but unsold by the distributor as of the effective date of such decrease. To the extent that the Company’s agreements contain acceptance terms, the Company recognizes revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances and product warranties are recorded at the time revenue is recognized based on the Company’s historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to accounts receivable on the balance sheet.

Most of the products and services included in a premise-based system qualify as separate units of accounting. Many of the Company’s products have both software and non-software components that function together to deliver the essential functionality of the integrated system product. The Company analyzes all of its software and non-software products and services and considers the features and functionalities of the individual elements and the stand alone sales of those individual components among other factors, to determine which elements are essential or non-essential to the overall functionality of the integrated system product. The Company recognizes revenue related to installation services and training upon delivery of the service.

The Company’s core software, which we refer to as “essential software,” is integrated with hardware and is essential to the functionality of the integrated system product. The Company also sells additional software which provides increased features and functions, but is not essential to the overall functionality of the integrated system products, which we refer to as “non-essential software.” At the initial purchase, the customer generally bundles together the hardware, essential software, non-essential software, as needed, and up to five years of post-contractual support. Thereafter, if the enterprise customer increases end users and functionality, it may add more hardware, both essential and non-essential software components, and related post-contractual support by purchasing them separately.

The revenue for these multiple element arrangements is allocated to the non-essential software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. The non-essential software deliverables included in a multiple element arrangement are subject to the industry specific software revenue recognition guidance. As the Company has not been able to obtain VSOE for all of the non-essential software deliverables in the arrangement, revenue allocated to the delivered non-essential software elements is recognized using the residual method in accordance with industry specific software revenue recognition guidance. Under the residual method, the amount of revenue recognized for the delivered non-essential software elements equaled the total allocated consideration less the VSOE of any undelivered elements bundled with such non-essential software elements.

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

The Company has arrangements with its channel partners under which the Company reimburses them for cooperative marketing costs meeting specified criteria. The reimbursements are limited to 50% of the actual costs charged to the channel partners by third-party vendors for advertising, trade show activities and other related sales and marketing activities for which the Company receives an identifiable benefit (goods and services that the Company could have purchased directly from third-party vendors), subject to a limit of the total cooperative marketing allowance earned by each channel partner. The Company records the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses on the consolidated statements of operations, and maintains estimated accruals and allowances for these programs.

Hosted revenues:

The Company’s hosted services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, Certain UC applications, Internet service provisioning, training and other professional services. Additionally, the Company offers their customers the ability to purchases phone systems from them directly or rent such systems as part of their service agreements. The customers are not required to purchase phones from the Company directly as they can independently purchase such equipment. Customers typically enter into a 12 month service agreement whereby they are billed for such services on a monthly basis.

Monthly recurring hosted services are recognized on a straight line basis in the period when the service is delivered. The installation fees are recognized based on customer contractual period or on a straight-line basis over the estimated customer life.

The Company bills most of the monthly recurring hosted service revenue a month in advance. Any amounts billed and collected, but for which the service is not yet delivered, are included in deferred revenue. These amounts are recognized as revenues only when the service is delivered.

The Company maintains a reserve for credits provided to customers for outages, quality issues, billing disputes or changes in the service levels that are included in the amounts that were billed in advance. The reserve for such credits is based on historical experiences and trends. The Company also maintains a reserve for amounts that are deemed as uncollectible.

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

Research and Development Costs – Research and development expenditures, which include software development costs, are expensed as incurred. Software development costs incurred subsequent to the time a product’s technological feasibility has been established through the time the product is available for general release to customers are subject to capitalization.

Income Taxes – The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit of which future realization is uncertain. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions, if applicable, are recognized in the income tax provision.

Stock-Based Compensation – The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The Company has a stock-based employee compensation plan (Option Plan). Generally, stock options granted to employees vest ratably over four years from the date of grant, and restricted stock units issued under the 2007 Plan generally vest at 25% one year or 50% two years from the grant date and 1/48 each month thereafter, and have a term of ten years.

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2012, 2011 and 2010 (in thousands):

	Year Ended June 30,
	2012	2011	2010
Cost of product revenue	$132	$123	$139
Cost of hosted and related service revenue	37	-	-
Cost of support and services revenue	836	678	838
Research and development	3,614	3,497	3,064
Sales and marketing	4,031	3,140	3,400
General and administrative	3,993	3,741	3,213
Total stock-based compensation expense	$12,643	$11,179	$10,654

Foreign currency translation – The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs, however, the majority of sales transactions are denominated in U.S. dollars. Foreign currency denominated sales, costs and expenses are recorded at the average exchange rates during the year. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations within other income (expense), net.

Accumulated Other Comprehensive income (loss) – Accumulated other comprehensive income (loss) only includes unrealized gains and losses on the Company’s available-for-sale securities.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 will be effective for the Company beginning July 1, 2013. The adoption of ASU 2011-11 may impact future disclosures but will not impact our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-8, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-8), which provides guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for the company beginning July 1, 2012. The adoption of ASU 2011-8 is not expected to have any impact to our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (ASU 2011-04). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement and is intended to result in common requirements for measuring fair value and for disclosing information about the fair value measurements, including a consistent meaning of the term “fair value.” The amendments in ASU 2011-04 are effective for public entities for interim periods and fiscal years beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. The adoption of this guidance did not have an impact on our results of operations or financial position, but resulted in the presentation of enhanced disclosures.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either as a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company has adopted the disclosure provisions on a retrospective basis, except for the provision deferred. This adoption did not have an impact on our results of operations or financial position, but resulted in the presentation of a separate consolidated statement of comprehensive income (loss).

2. BUSINESS COMBINATIONS

M5 Networks, Inc. Acquisition

On March 23, 2012, the Company acquired all outstanding shares of M5 Networks, Inc. (“M5”), a privately-held company based in New York and a provider of hosted Unified Communications solutions. The acquisition of M5 allows the Company to expand its product offering to include unified communication products and services over a cloud-based platform. The purchase consideration issued includes 9.5 million shares issued to the shareholders of M5, cash payment of $80.9 million, and additional cash earn-outs (not to exceed $13.7 million in aggregate) payable over the next two years contingent upon achieving certain revenue targets for the twelve months ending December 31, 2012. The shares issued as consideration are valued based on the closing stock price of the Company’s common stock on March 23, 2012, (representing a Level 1 measurement) and the contingent earn-outs are valued using a probability-based approach on various revenue assumptions. Final determination of the earn-out liability can range from zero to $13.7 million based on the actual achievement of the revenue targets. Any change in the fair value of contingent consideration from events after the acquisition date, will be recognized in earnings of the period when the event occurs. The probability-based approach used to fair value contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs include projected revenues, percentage probability of occurrence and discount rate to present value the payments.

The summary of the purchase consideration is as follows:

( In thousands)
Cash	$80,932
Fair Value of shares issued	53,675
Fair Value of Contingent consideration	12,500
$147,107

In accordance with ASC 805, Business Combinations, the acquisition of M5 was recorded as a purchase business acquisition. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using our discounted cash flow models from income projections prepared by management using an internal rate of return ranging from 11.5% to 13.0%. The fair value of contingent earn-outs was a probability-based approach that includes significant unobservable inputs. Refer to Note 6 for additional details of the inputs used to determine the fair value of the contingent earn-out. The excess of the fair value of consideration paid over the preliminary fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $112.8 million. The goodwill consists largely of expected synergies from combining the operations of M5 with that of the Company. The goodwill recognized is not deductible for income tax purposes. All of the goodwill recorded in the M5 purchase price allocation is assigned to the Hosted segment.

Preliminary Purchase Price Allocation

The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the acquisition date using preliminary information. Adjustments were made during the fourth quarter of 2012 to the fair value of assets acquired and liabilities assumed as a result of further refinements in the Company’s estimates. These adjustments were retrospectively applied to the March 23, 2012 acquisition date balance sheet and are primarily related to income tax matters, stock options and other assets which resulted in an increase in goodwill of $0.9 million. None of the adjustments had a material impact on the Company’s previously reported results of operations.

The total purchase price was preliminarily allocated to M5’s net tangible and identifiable intangible assets based on their estimated fair values as of March 23, 2012 as set forth below. The following is the preliminary purchase price allocation:

	(in thousands)	Estimated useful lives (in years)
Current assets	$5,870
Intangible assets:
Existing technology	15,700	3-8
In process research and development	1,700	(a)
Customer relationships	23,000	7
Non-compete agreements	300	2
Goodwill	112,797
Other long-term assets	4,966
Deferred tax liability, net	(1,280)
Other liabilities assumed	(15,946)
	$147,107

(a)	In process research and development is not amortized until the associated project has been completed. Alternatively, if the associated project is determined not to be viable, it will be expensed.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the most recent information available. The Company believes that the information provides a reasonable basis for assigning the fair values of assets acquired and liabilities assumed, but it is waiting for additional information, primarily related to property, plant and equipment, leases, and sales, excise and ad valorem taxes which are subject to change. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.

In accordance with accounting for business combinations, the Company expensed $4.5 million for investment bankers fees, legal, consulting and other costs directly related to the acquisition. The Company recorded revenue of $15.5 million and earned gross profit of $5.7 million from its hosted and related services business acquired from M5 in the year ended June 30, 2012. Due to the continued integration of the combined business, it is impractical to determine the earnings from M5 beyond the measure of gross profit.

Agito Networks, Inc. Acquisition

On October 19, 2010, the Company acquired Agito Networks, Inc. (“Agito”), a leader in platform-agnostic enterprise mobility, for total cash consideration of $11.4 million. The acquisition of Agito expands and enhances the Company’s product offering by adding Agito’s mobility solution to the Company’s existing range of products, software and services. In accordance with ASC 805, Business Combinations, the total consideration paid for Agito was first allocated to the net tangible assets acquired based on the estimated fair values of the assets at the acquisition date.  The excess of the fair value of the consideration paid over the fair value of Agito’s net tangible and identifiable intangible assets acquired resulted in the recognition of goodwill of approximately $7.4 million, primarily related to expected synergies to be achieved in connection with the acquisition. The goodwill recognized is not deductible for income tax purposes.

The table below shows the allocation of the purchase price to tangible and intangible assets and liabilities assumed (in thousands):

Tangible assets	$261
Goodwill	7,415
Intangible assets:
Existing technology	2,800
In process research and development	1,120
Customer relationships	300
Liabilities assumed	(521)
$11,375

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and its Agito and M5 acquisitions as though Agito was combined as of the beginning of fiscal year 2010 and M5 was combined as of the beginning of fiscal year 2011. The pro forma financial information for the period presented also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, adjustments to interest expenses for certain borrowings and exclusion of amortization of intangibles acquired by M5 in their prior acquisitions. The pro forma financial information below is also adjusted to exclude the Company’s non-recurring acquisition-related costs of $4.5 million and M5’s non-recurring acquisition-related costs of $7.8 million incurred in the year ended June 30, 2012 and to include them in the year ended June 30, 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2010 and 2011, respectively.

	(Unaudited)
	Year Ended
In thousands, except per share amounts	June 30, 2012	June 30, 2011
Total revenue	$287,549	$238,507
Net loss	(23,324)	(33,488)
Basic and diluted earnings per share	$(0.41)	$(0.60)

3. BALANCE SHEET COMPONENTS

Balance sheet components consisted of the following:

	As of June 30,
	2012	2011
	(Amounts in thousands)
Inventories:
Raw materials	$130	$283
Distributor inventory	1,858	1,091
Finished goods	18,224	17,688
Total inventories	$20,212	$19,062

Property and equipment:
Computer equipment and tooling	$18,069	$10,868
Software	2,897	2,311
Furniture and fixtures	2,633	1,925
Leasehold improvements & others	3,040	2,568
Total property and equipment	26,639	17,672
Less accumulated depreciation and amortization	(13,828)	(9,436)
Property and equipment – net	$12,811	$8,236

Deferred revenue:
Product	$5,803	$3,195
Support and services	40,963	34,488
Hosted and related services	2,746	-
Total deferred revenue	$49,512	$37,683

4. SHORT-TERM INVESTMENTS

 The following is a summary of the Company’s short-term investments (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrelaized Gains	Gross Unrelaized Losses	Fair Value
Corporate notes and commercial paper	$10,667	$6	$(2)	$10,671
U.S. Government agency securities	7,706	-	(2)	$7,704
Total short-term investments	$18,373	$6	$(4)	$18,375

	June 30, 2011
	Amortized Cost	Gross Unrelaized Gains	Gross Unrelaized Losses	Fair Value
Corporate notes	$6,105	$24	$-	$6,129
U.S. Government agency securities	9,912	16	-	9,928
Total short-term investments	$16,017	$40	$-	$16,057

 The following table summarizes the maturities of the Company’s short-term investments by contractual maturity (in thousands):

	June 30, 2012
	Amortized Cost	Fair Value
Less than 1 year	$10,312	$10,316
Due in 1 to 3 years	8,061	8,059
	$18,373	$18,375

	June 30, 2011
	Amortized Cost	Fair Value
Less than 1 year	$16,017	$16,057
Due in 1 to 3 years	-	-
	$16,017	$16,057

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

5.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually, on June 30th every year. There was no impairment of goodwill during fiscal 2012 and 2011.

The following table summarizes the changes in the carrying value of goodwill by segment for the years ended June 30, 2012 and 2011.

	Premise Segment	Hosted Segment	Total
As of June 30, 2010	$-	$-	$-
Addition (See Note 2)	7,415		7,415

As of June 30, 2011	7,415	-	7,415

Addition (See Note 2)	-	112,797	112,797
As of June 30, 2012	$7,415	$112,797	$120,212

Intangible assets

The following is a summary of the Company’s intangible assets (in thousands):

	June 30, 2012			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,485	$(1,673)	$1,812	$2,935	$(1,022)	$1,913
Technology	22,848	(3,673)	19,175	6,127	(861)	5,266
Customer relationships	23,300	(1,042)	22,258	300	(30)	270
Non-compete agreements	300	(41)	259	-	-	-
Intangible assets in process	1,800	-	1,800	1,121	-	1,121
Intangible assets	$51,733	$(6,429)	$45,304	$10,483	$(1,913)	$8,570

The intangible assets are being amortized over useful lives ranging from 2 years to 8 years.

Amortization of intangible assets for the years ended June 30, 2012, 2011 and 2010 was $4.5 million, $1.4 million and $0.4 million, respectively.

The estimated future amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2013	$9,389
2014	8,842
2015	6,948
2016	6,357
2017	5,504
Thereafter	6,464
Total	$43,504

6.  FAIR VALUE DISCLOSURE

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

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$10,322	$10,322	$-	$-
Short-term investments:
Corporate notes and commercial paper	10,671	-	10,671	-
U.S. Government agency securities	7,704	-	7,704	-
Total assets measured and recorded at fair value	$28,697	$10,322	$18,375	$-
Liabilities:
Acquisition-related contingent consideration (See Note 2)	$12,703	$-	$-	$12,703

The above table excludes $26.8 million of cash balances on deposit at banks.

	June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$72,445	$72,445	$-	$-
Short-term investments:
Corporate notes	6,129	-	6,129
U.S. Government agency securities	9,928	-	9,928	-
Total assets measured and recorded at fair value	$88,502	$72,445	$16,057	$-

The above table excludes $17.2 million of cash balances on deposit at banks.

The foreign exchange forward contracts (See Note 14) outstanding as of June 30, 2012 are entered into by the Company on the last day of the period. This fair value is not material.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. We reviewed our financial and non-financial assets and liabilities for the years ended June 30, 2012 and 2011 and concluded that there were no material impairment charges during each of these years. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The fair value of contingent consideration arising from the acquisition of M5 Networks, Inc. (See Note 2), is classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs. The significant unobservable inputs include projected revenues, percentage probability of occurrence and discount rate to present value the payments. A significant increase (decrease) in the projected revenue in isolation could result in a significantly higher (lower) fair value measurement; a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement; and significant increase (decrease) in the probability of occurrence between the outcomes in isolation could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration is calculated on a quarterly basis by the Company based on a collaborative effort of the Company's operations, finance and accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. There were no changes in the significant unobservable inputs for the year ended June 30, 2012.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2012.

	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
As of June 30, 2012
Acquisition-related contingent consideration	$12,703	Multiple outcome discounted cash flow	Revenue (in 000's)	$59,895 ($55,900 - $60,000)
			Discount rate (%)	6%
			Probability of occurance (%)	99.80%

The change in the fair value of our contingent consideration relates to the change in the present value of the amounts payable due to passage of time and is as follows (in thousands):

Fair Value
As of June 30, 2011	$-
Add: Fair value of contingent consideration acquired	12,500
Add: Adjustment to present value of contingent consideration	203
As of June 30, 2012	$12,703

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. There was no impairment recorded in the twelve months ended June 30, 2012.

7. LINE OF CREDIT

On March 15, 2012, the Company entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit facility can be reborrowed. The borrowings under the Credit Facility will accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the Company’s Consolidated EBITDA (as defined in the Credit Agreement), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s Consolidated EBITDA. The Company also pays annual commitment fees during the term of the Credit Agreement which varies depending on the Company’s Consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements.

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

For the year ended June 30, 2012, the Company paid interest at an approximate rate of 2.5%. As of June 30, 2012, the Company had $20.3 million outstanding under the Credit Facility and was in compliance with all its covenants. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the debt.

8.  NET LOSS PER COMMON SHARE

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

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Year Ended June 30,
	2012	2011	2010
Numerator:
Net loss	$(20,737)	$(11,463)	$(12,804)
Denominator:
Weighted average common shares outstanding	50,591	46,177	44,811
Weighted average common shares subject to repurchase	-	-	(7)
Weighted average common shares outstanding (basic and diluted)	50,591	46,177	44,804
Net loss per share
Basic and diluted	$(0.41)	$(0.25)	$(0.29)

Anti-dilutive common equivalent shares related to stock-based awards excluded from the calculation of diluted shares were approximately 10.6 million, 9.1 million, and 8.3 million for the years ended June 30, 2012, 2011 and 2010 respectively.

9. INCOME TAXES

The components of loss before income taxes consist of the following (in thousands):

	Year Ended June 30,
	2012	2011	2010
Domestic	$(21,834)	$(11,981)	$(13,196)
Foreign	150	451	236
Total	$(21,684)	$(11,530)	$(12,960)

The benefit from income taxes consists of the following (in thousands):

	Year Ended June 30,
	2012	2011	2010
Current:
Federal	$-	$(415)	$(392)
State	266	149	125
Foreign	85	207	137
Total current income tax	351	(59)	(130)

Deferred:
Federal	-	-	-
State	(1280)	-	-
Foreign	(18)	(8)	(26)
Total deferred income tax	(1,298)	(8)	(26)
Benefit from income taxes	$(947)	$(67)	$(156)

The difference between the benefit from income taxes and the amount computed by applying the federal statutory income tax rate to loss before benefit from income tax is as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Benefit from income tax at federal statutory rate	$(7,346)	$(3,921)	$(4,415)
Stock-based compensation	381	105	471
Credits	(850)	(1,622)	(3,032)
State taxes	173	149	112
Net operating loss carryback	-	(299)	(5,348)
Other	(50)	288	648
Increase in valuation allowance	6,745	5,233	11,408
Total	$(947)	$(67)	$(156)

Significant components of deferred tax assets consist of the following (in thousands):

	June 30,
	2012	2011
Deferred Tax Assets
Net operating loss carryforwards	$33,223	$21,191
Tax credit carryforwards	11,589	9,122
Stock compensation	14,110	9,962
Other	9,351	5,427
Gross deferred tax assets	68,273	45,702
Valuation allowance	(53,372)	(44,235)
Total deferred tax assets	14,901	1,467
Deferred Tax Liabilities
Acquistion intangibles	(14,822)	(1,406)
Total deferred tax liabilities	(14,822)	(1,406)
Total net deferred tax assets	$79	$61

During the year ended June 30, 2012, the increase in total deferred tax assets of $22.6 million was primarily due to the increases in gross net operating losses, tax credit carryforwards and stock compensation expense. This increase in total deferred tax assets was offset in part by a $13.4 million increase in total deferred tax liabilities on the identifiable intangible property determined in the M5 acquisition. The $9.2 million increase in net deferred assets was further offset by related increase in the valuation allowance of approximately $9.2 million. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The realization of deferred tax assets is based on several factors, such as the Company’s history of past earnings, the scheduling of deferred tax liabilities and projected future income from operating activities. Except as noted in the following paragraph, as of June 30, 2012, management does not believe it is more likely than not that the net U.S. federal and state deferred tax assets are realizable. The Company intends to maintain the valuation allowance on its net deferred tax assets until sufficient positive evidence exists to support reversal of some or all of the allowance. The Company’s future income tax expense (benefit) will be affected in the event changes to the valuation allowance are required.

Included in the net operating loss carryforward deferred tax asset is approximately $0.8 million of deferred tax asset ($2.3 million pretax) attributable to excess stock option deductions. Because of a provision within ASC 718 concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.

The Company released $1.3 million of the valuation allowance which resulted in a tax benefit for the year ended June 30, 2012.  The release was a result of the recording of a net deferred tax liability in connection with the acquisition of M5.

As of June 30, 2012, the Company had federal and California tax credit carryforwards of $7.0 million and $7.0 million, respectively. The federal tax credit carryfowards expire at various dates between 2024 and 2033. The California tax credits may be carried forward indefinitely. Including the net operating loss carryforwards available from the Agito and M5 acquisitions, the Company had California and other state net operating loss carryforwards of approximately $15.5 million and $14.2 million, respectively, which expire at various dates between 2016 and 2033.

The undistributed earnings from the Company’s foreign subsidiaries are not subject to a U.S. tax provision because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of June 30, 2012, the determination of the unrecorded deferred tax liability related to these earnings was not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company's foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

In March 2010, the Company received a favorable tax ruling from the Internal Revenue Service related to the methodology that the Company used to analyze its various equity transactions to determine whether a change in ownership had occurred as defined by Section 382 of the Internal Revenue Code for the years 1997 through 2002. Based on the ruling, the company can utilize an additional $51.4 million of net operating losses. The Company established a full valuation allowance against these net operating losses.

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

After accounting for the additional net operating losses made available under Section 382 as a result of the favorable tax ruling, the carryback of net operating losses used to generate tax refund claims, and the net operating loss carryforwards available from the Agito and M5 acquisitions, the Company had federal net operating loss carryforwards of approximately $94.6 million as of June 30, 2012. The federal net operating loss carryforwards expire at various dates between 2023 and 2033. The Company has not completed Section 382 studies for net operating losses incurred in the years subsequent to July 2007. Upon the completion of these studies, the amount of net operating losses available for utilization may be limited.

The “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” (the “2010 Tax Act”) was enacted in December 2010, which extended the R&D credit for qualifying activities through December 31, 2011 and extended the bonus depreciation provisions for qualifying property acquired after September 8, 2011 and before January 1, 2012. In addition, the 2010 Tax Act increased the qualifying percentage deduction for bonus depreciation from 50% to 100% for acquired property made during this time. With respect to the provisions of the 2010 Tax Act that expired during the Company’s fiscal year 2012, the federal R&D credit has not been extended beyond December 31, 2011 and the qualifying percentage deduction for bonus depreciation reverted back to 50% for qualifying property acquired on or after January 1, 2012 and before January 1, 2013.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information. As of June 30, 2012, 2011 and 2010, the Company's total amount of unrecognized tax benefit was approximately $3.6 million, $3.1 million and $2.1 million, respectively.

The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Beginning balance	$3,074	$2,091	$1,540
Decrease in tax positions for prior years	(148)	(183)	-
Increase in tax positions for current year	650	1,166	551
Ending balance	$3,576	$3,074	$2,091

As of June 30, 2012, the Company's total amount of unrecognized tax benefit was approximately $3.6 million of which only $0.1 million, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. Management included an accrual for interest and penalties that is immaterial to the ending balance determined as of June 30, 2012.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2001 through 2011 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

10. COMMON STOCK

Common Shares Reserved for Issuance

At June 30, 2012, the Company had reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	15,552
Reserved under employee stock purchase plan	369
Total	15,921

11. EMPLOYEE BENEFIT PLANS

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

The 2007 Plan provides for automatic annual increases of shares available for issuance of up to 5% of the number of common shares then outstanding.  In fiscal 2012 and 2011, the Board of Directors increased the number of shares authorized and available for issuance under the 2007 Plan by 2.4 million and 2.2 million shares, respectively, pursuant to the automatic increase provision. As of June 30, 2012, the Company had 5.0 million shares of common stock available for issuance under the 2007 Plan.

The following table summarizes the Company’s stock option activities for the fiscal year ended June 30, 2012 (in thousands, except per share amounts):

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at July 1, 2011	7,931	$5.45
Options granted	1,920	$6.30
Options exercised	(214)	$4.14
Options cancelled/forfeited	(693)	$5.58
Balance at June 30, 2012	8,944	$5.65	6.48	$2,658
Options exercisable at June 30, 2012	4,893	$5.07	4.93	$2,634
Vested and expected to vest at June 30, 2012	8,261	$5.58	6.26	$2,653

The weighted-average grant-date fair value of options granted during the years ended June 30 2012, 2011, and 2010 was $3.72, $3.55, and $3.55, respectively. The total intrinsic value of options exercised in the years ended June 30, 2012, 2011 and 2010 was $0.5 million, $6.4 million and $2.1 million, respectively, and represents the difference between the fair value of the Company’s common stock at the dates of exercise and the exercise price of the options.

 The following table summarizes information about outstanding and exercisable options at June 30, 2012 (in thousands, except years and exercise prices):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.10 – 0.40	219	2.24	$0.33	219	$0.33
$0.80 – 1.00	337	3.56	0.84	337	0.84
$2.50 – 3.20	384	4.20	3.13	384	3.13
$3.50 – 4.80	893	7.92	4.40	119	3.80
$4.82	2,121	3.56	4.82	1,711	4.82
$4.93 – 5.08	492	5.61	4.97	479	4.97
$5.10 - 6.08	1,703	8.38	5.41	592	5.59
$6.09 - 8.29	1,984	8.40	7.45	662	7.04
$8.41 - 11.40	789	7.85	10.27	368	10.65
$12.55 – 15.41	22	4.31	13.48	22	13.48
Total Outstanding	8,944	6.48	$5.65	4,893	$5.07

Stock-based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of the following assumptions: (i) the expected volatility of the Company’s common stock, which is based on a blended rate of the Company’s own common stock volatility and the volatility data of certain peer companies; (ii) the expected term which is the period that the Company’s stock-based awards are expected to be outstanding, and the Company has elected to use the “simplified method” as prescribed by authoritative guidance to compute expected term; (iii) an expected dividend yield, which is assumed to be 0% as the Company has not paid and, as of the date of grant, did not anticipate paying dividends in the foreseeable future; and (iv) a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect on the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to expected term of the option award. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following assumptions:

	Year Ended June 30,
	2012	2011	2010
Expected life from grant date of option	6.08 years	5.75-6.26 years	6.08-6.50 years
Risk-free interest rate	0.79-1.15%	1.43-2.12%	2.26-2.47%
Expected volatility	65-66%	57%	57-58%
Expected dividend yield	0%	0%	0%

 As of June 30, 2012 total unrecognized compensation cost related to stock options granted to employees and non-employee directors was $9.9 million, net of estimated forfeitures, which the Company expects to recognize over 3.0 years.

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

In February of fiscal year 2012 and 2011, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 481,433 shares and 469,980 shares, respectively.

The fair value of stock purchase rights granted under the ESPP is estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended June 30,
	2012	2011	2010
Expected life from grant date of ESPP	0.50 years	0.50 years	0.50 years
Risk-free interest rate	0.07-0.15%	0.10-0.20%	0.16-0.26%
Expected volatility	52-74%	46-52%	46-138%
Expected dividend yield	0%	0%	0%

Expenses related to shares issued under the ESPP are included in stock-based compensation expense. The Company issued 647,121 shares and 577,193 shares under the ESPP in fiscal 2012 and 2011, respectively, at a weighted average price per share of $4.59 and $5.60, respectively. As of June 30, 2012, total unrecognized compensation cost related to the ESPP plan was $0.4 million, which the Company expects to recognize over 0.5 years.

Restricted Stock Awards and Restricted Stock Units

Restricted stock award and restricted stock unit activity for the year ended June 30, 2012 is as follows (in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding - July 1, 2011	1,196	$5.62
Awarded	962	6.29
Released	(333)	5.92
Forfeited	(184)	6.26
Outstanding - June 30, 2012	1,641	$5.88

The weighted average grant-date fair value of restricted stock awards granted during fiscal 2012, 2011 and 2010 was $6.3 million, $5.1 million and $2.8 million, respectively. As of June 30, 2012, total unrecognized compensation cost related to restricted stock units awarded to employees and directors was $5.2 million, net of estimated forfeitures, which the Company expects to recognize over 3.0 years.

As permitted under the 2007 Plan, in fiscal 2012, the Company issued 80,690 shares of restricted stock, with a fair value of $0.4 million, to non-employee directors electing to receive them in lieu of an annual cash retainer. These shares were issued quarterly and vest immediate upon issuance.

12. LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation – At June 30, 2012, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Based on the information currently available, management believes that there are no claims or actions pending or threatened against us whose ultimate resolution will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain. During the year ended June 30, 2012, the Company settled one of the claims against it by entering into a settlement agreement for $0.5 million. The settlement amount is included in general and administrative expenses.

Leases - The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. In connection with the Company’s acquisition of M5 Networks, the Company assumed certain capital leases for equipment and operating leases for equipment and facilities. Future minimum lease payments under the noncancelable capital and operating leases as of June 30, 2012, are as follows (in thousands):

Years Ending June 30,	Operating leases	Capital leases
2013	$3,495	$1,408
2014	3,417	1,207
2015	2,575	311
2016	2,225	-
2017	2,016	-
Therafter	6,274	-
Total minimum lease payments	$20,002	2,926

Less: amount representing interest		(328)
Present value of total minimum lease payments		2,598
Less: current portion liability		(1,183)
Capital lease obligation, net of current portion		$1,415

The current portion of the capital leases is included in accrued liabilities and other on the consolidated balance sheet. The non-current portion of the capital leases is included in other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted to U.S. dollars at the interbank exchange rate on June 30, 2012.

Rent expense for the years ended June 30, 2012, 2011, and 2010, was $2.5 million, $1.9 million and $1.4 million, respectively.

Purchase commitments - As of June 30, 2012, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $22.3 million.

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

13. SEGMENT INFORMATION

Prior to the acquisition of M5, the Company was organized and operated as one reportable segment. In connection with the acquisition of M5, the Company evaluated the guidance in ASC 280, Segment Reporting, and concluded that the acquired business is distinct from the Company’s core premise solutions and is therefore a separate reportable segment. M5’s hosted solutions and related services are now operated by the Company within its Hosted segment. The Company’s legacy premise solutions are operated within the premise segment. The Company’s chief operating decision-maker is its Chief Executive Officer (CEO). The Company’s CEO reviews revenue and gross profit for these two distinct segments to evaluate financial performance and allocate resources. No financial information other than revenue and gross profit is reviewed by the CEO in evaluating segment performance. The financial information by the two reportable segments is also accompanied by information about revenue by geographic regions.

The following presents total revenue and gross profit by reportable segments (in thousands):

	Year Ended June 30,
	2012	2011	2010
Revenues:
Premise	$231,085	$200,112	$148,464
Hosted	15,547	-	-
Total revenues	$246,632	$200,112	$148,464

Gross profit:
Premise	$152,736	$133,467	$96,413
Hosted	5,743	-	-
Total gross profit	$158,479	$133,467	$96,413

Other than goodwill, the Company does not identify or allocate assets by operating segment, nor does the CEO evaluate operating segments using discrete asset information. See Note 5 to the consolidated financial statements for information on goodwill by segment.

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Year Ended June 30,
	2012	2011	2010
United States of America	$217,585	$177,049	$133,248
International	29,047	23,063	15,216
Total	$246,632	$200,112	$148,464

Revenue from one value-added distributor accounted for approximately 22% of the total revenue during the year ended June 30, 2012. No single value-added distributor, reseller or end customer accounted for more than 10% of the total revenue during the years ended June 30, 2011 and 2010.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	As at June 30,
	2012	2011
United States of America	$12,546	$7,725
International	265	511
Total	$12,811	$8,236

 14.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the year ended June 30, 2012, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. The fair value recorded during the year ended June 30, 2012 was not material since these contracts were entered into on the last day of the period. These derivatives have maturities of approximately one month.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2012 (in thousands). No such contracts were outstanding as of June 30, 2011.

	June 30, 2012
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	970,000	$985,423
British pound	1,140,000	1,780,087
Euro	480,000	603,672
Total		$3,369,182

15.  EMPLOYEE 401(K) PLAN

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

16. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net loss and earnings per share by quarter for the fiscal years ended June 30, 2012 and 2011. This data was derived from the Company’s unaudited consolidated financial statements.

	Three Months Ended
	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010
	(In thousands, except per share amounts)
Total revenue	$78,458	$56,304	$58,012	$53,858	$56,527	$51,577	$47,729	$44,279
Gross profit	47,791	37,260	37,940	35,488	37,091	35,083	31,757	29,536
Net loss	(5,045)	(8,512)	(2,538)	(4,642)	(1,745)	(2,382)	(3,691)	(3,645)
Basic and diluted net loss per common share	$(0.09)	$(0.17)	$(0.05)	$(0.10)	$(0.04)	$(0.05)	$(0.08)	$(0.08)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company acquired M5 Networks, Inc. on March 23, 2012. Internal control over financial reporting of M5 was excluded from the evaluation and assessment discussed below. M5’s results since the acquisition date are included in the June 30, 2012 consolidated financial statements of the Company and constituted approximately 6.3% of revenue for the year then ended.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2012.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment excluded internal control over financial reporting at M5 Networks, Inc. (“M5”) which was acquired on March 23, 2012 and whose financial statement constitutes 6.3% of our consolidated revenue for the year ended June 30, 2012. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of ShoreTel, Inc. and its subsidiaries (the “Company”) as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of M5 Networks, Inc. ("M5") which was acquired on March 23, 2012, and whose financial statements constitute 6.3% of the Company’s consolidated revenue for the year ended June 30, 2012. Accordingly, our audit did not include the internal control over financial reporting at M5. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2012 and our report dated September 13, 2012, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s retrospective adoption of new accounting guidance issued by the financial accounting standards board related to the presentation of comprehensive income.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 13, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements - See Index to Financial Statements at page 52 of this Report.

(2) Financial Statement Schedule - Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes to those financial statements.

(3) Exhibits - See Exhibit Index at page 85 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-Kto be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of September 2012.

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

Name	Title	Date

/s/ PETER BLACKMORE	President and	September 13, 2012
Peter Blackmore	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ MICHAEL E. HEALY	Chief Financial Officer	September 13, 2012
Michael E. Healy	(Principal Financial Officer and
Principal Accounting Officer)
/s/ GARY J. DAICHENDT	Chairman of the Board	September 13, 2012
Gary J. Daichendt

/s/ EDWIN J. BASART	Director	September 13, 2012
Edwin J. Basart

/s/ MARK F. BREGMAN	Director	September 13, 2012
Mark F. Bregman

/s/ KENNETH DENMAN	Director	September 13, 2012
Kenneth Denman

/s/ MICHAEL GREGOIRE	Director	September 13, 2012
Michael Gregoire

/s/ CHARLES D. KISSNER	Director	September 13, 2012
Charles D. Kissner

/s/ EDWARD F. THOMPSON	Director	September 13, 2012
Edward F. Thompson

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Reorganization by and among the Company, M5 Networks, Inc., Mets Acquisition Corp., Mets Acquisition II LLC, and Fortis Advisors LLC, dated January 31, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed on February 9, 2012).

3.1
Third Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 filed on September 27, 2007).

3.2
Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009).

4.1	Form of the Company’s Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

4.2
Seventh Amended and Restated Rights Agreement dated October 20, 2004 by and among the Company and certain of its equity holders (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

10.1+
Form of Indemnity Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

10.2+
1997 Stock Option Plan and forms of stock option agreement and stock option exercise agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

10.3+
2007 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement (incorporated by reference to Exhibit 10.3 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

10.4+
2007 Employee Stock Purchase Plan, as amended on November 2, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed on February 4, 2011).

10.5+	ShoreTel FY 2009 Executive Bonus Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 filed on September 12, 2008).

10.6+
Executive Employment Agreement dated December 9, 2010, by the Company and Peter Blackmore (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011).

10.7+
Offer Letter, dated April 22, 2007, by the Company and Michael E. Healy (incorporated by reference to Exhibit 10.19 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

10.8+
Fiscal 2012 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 9, 2012).

10.9+	Non-employee director compensation guidelines (incorporated by reference to the Company’s Form 8-K filed on February 12, 2008).

10.10+	Form of "Tier 2" Retention Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011).

10.11+
Form of Form of "Tier 3" Retention Incentive Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011).

10.12
Manufacturing Services Agreement, dated October 28, 2005, between the Company and Jabil Circuit, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

10.13
Lease Agreement between River Place Corporate Park, LP and the Company, dated June 30, 2008, and as amended on September 16, 2009, December 2009, and December 10, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed on February 4, 2011).

10.14
Office Lease Oakmead West, dated April 20, 2007, between the Company and Carr NP Properties, L.L.C., and Amendment No. 1 thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 2 of the Company’s Registration Statement on Form S-1 (File No. 333-140630) and Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on September 10, 2009).

10.15
Lease Agreement, dated July 21, 2011 between the Company and BRE/US Industrial PropTerties, L.L.C. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 filed on September 12, 2011).

10.16
Board Observer Rights Agreement dated August 17, 2011 between the Company and Edwin J. Basart (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 filed on September 12, 2011).

10.17
$50,000,000 Senior Secured Credit Facilities Credit Agreement dated as of March 15, 2012 among the Company, the lenders named therein and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012).

21	Subsidiaries.

23.1	Consent of independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer

+	Management Compensatory Plan or Arrangement

(b) Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.