Form 10-Q
period 2012-09-30
ShoreTel Inc
filed 2012-11-09
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, 58,390,399 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES
FORM 10-Q for the Quarter Ended September 30, 2012

Index

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$41,215	$37,120
Short-term investments	13,933	18,375
Accounts receivable, net of allowances of $738 as of September 30, 2012 and $774 as of June 30, 2012	30,302	34,198
Inventories	19,053	20,212
Prepaid expenses and other current assets	6,016	5,275
Total current assets	110,519	115,180
Property and equipment - net	11,693	12,811
Goodwill	122,523	120,212
Intangible assets	43,692	45,304
Other assets	2,578	1,925
Total assets	$291,005	$295,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,225	$9,747
Accrued liabilities and other	18,477	17,094
Accrued employee compensation	11,652	12,151
Contingent purchase consideration	9,537	9,398
Deferred revenue	35,960	35,829
Total current liabilities	84,851	84,219

Long-term line of credit, net of debt issuance costs	19,966	19,946
Long-term deferred revenue	14,246	13,683
Long-term contingent purchase consideration	3,354	3,305
Other long-term liabilities	3,624	4,047
Total liabilities	126,041	125,200
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; shares issued and outstanding, 58,358 and 58,057 shares as of September 30, 2012 and June 30, 2012, respectively	313,408	310,646
Accumulated other comprehensive income	9	2
Accumulated deficit	(148,453)	(140,416)
Total stockholders’ equity	164,964	170,232
Total liabilities and stockholders’ equity	$291,005	$295,432

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenue:
Product	$45,834	$42,184
Hosted and related services	15,662	-
Support and services	13,488	11,674
Total revenue	74,984	53,858
Cost of revenue:
Product (1)	15,787	14,455
Hosted and related services (1)	9,142	-
Support and services (1)	4,189	3,915
Total cost of revenue	29,118	18,370
Gross profit	45,866	35,488
Operating expenses:
Research and development (1)	13,953	11,813
Sales and marketing (1)	30,756	21,222
General and administrative (1)	8,595	6,629
Total operating expenses	53,304	39,664
Loss from operations	(7,438)	(4,176)
Other income (expense):
Interest income	41	66
Interest expense	(413)	(25)
Other income (expense), net	(30)	(440)
Total other expense	(402)	(399)
Loss before provision for tax	(7,840)	(4,575)
Provision for income tax	197	67
Net loss	$(8,037)	$(4,642)
Net loss per share - basic and diluted	$(0.14)	$(0.10)
Shares used in computing net loss per share - basic and diluted	58,186	47,528

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$50	$41
Cost of hosted and related service revenue	38	-
Cost of support and services revenue	207	199
Research and development	1,059	1,012
Sales and marketing	862	1,014
General and administrative	1,137	984
Total stock-based compensation expense	$3,353	$3,250

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Net loss	$(8,037)	$(4,642)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on short-term investments	7	(66)
Other comprehensive income (loss)	7	(66)

Comprehensive loss	$(8,030)	$(4,708)

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,037)	$(4,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,677	1,658
Stock-based compensation expense	3,353	3,250
Amortization of premium on investments	51	73
Loss on disposal of property and equipment	-	27
Addition of deferred tax valuation allowance	135	-
Change in fair value of contingent consideration	188	-
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	3,896	4,337
Inventories	1,159	(1,152)
Prepaid expenses and other current assets	(741)	(950)
Other assets	(653)	(9)
Accounts payable	(419)	(471)
Accrued liabilities and other	330	1,439
Accrued employee compensation	(499)	(1,492)
Deferred revenue	694	1,994
Net cash provided by operating activities	3,134	4,062

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(1,792)	(424)
Purchases of investments	(3,552)	(7,600)
Proceeds from sale/maturities of investments	7,950	9,900
Purchases of patents, technology and internally developed software	(750)	-
Net cash provided by investing activities	1,856	1,876

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	27	275
Taxes paid on vested and released stock awards	(618)	(348)
Payments made for capital leases	(304)	-
Net cash used in financing activities	(895)	(73)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,095	5,865
CASH AND CASH EQUIVALENTS - Beginning of period	37,120	89,695
CASH AND CASH EQUIVALENTS - End of period	$41,215	$95,560

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$220	$20
Cash paid for taxes	$60	$136

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment acquired on capital lease	$41	$-
Unpaid portion of property and equipment purchases included in period-end accruals	$893	$30

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business

ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of pure Internet Protocol, or IP, Unified Communications systems for enterprises while offering both premise-based and hosted business solutions. The Company’s premise systems are based on its distributed software architecture and switch-based hardware platform which enables multi-site enterprises to be served by a single telecommunications system. The Company’s premise systems enables a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, management believes that the Company’s systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.  The Company also offers a hosted solution based on the Company’s proprietary unified communication platform. The hosted solution offers a secure and managed business communications solution to enterprises with minimal capital investment. The Company’s hosted architecture offers are a wide variety of applications and services which provide a full user experience along with the capability to scale based on a customer’s evolving needs.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of September 30, 2012 and June 30, 2012, and for the three months ended September 30, 2012 and 2011 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2012, results of operations for the three months ended September 30, 2012 and 2011, comprehensive loss for the three months ended September 30, 2012 and 2011 and cash flows for the three months ended September 30, 2012 and 2011, as applicable, have been made. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 11.8 million and 9.9 million shares were not included in the computation of diluted net loss per share for the three months ended September 30, 2012 and 2011, respectively, because such securities were anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of September 30, 2012, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.  Accounts receivable from one value-added distributor accounted for 21% of total accounts receivable at September 30, 2012. At June 30, 2012 one value-added distributor accounted for 22% of the total accounts receivable.

Revenue Recognition

The Company’s revenue recognition policy from products and services of its premise and hosted segments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 will be effective for the Company beginning July 1, 2013. The adoption of ASU 2011-11 may impact future disclosures but will not impact the Company’s consolidated financial statements.

Index

In September 2011, the FASB issued ASU No. 2011-8, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-8), which provides guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was effective for the Company beginning July 1, 2012. The adoption of ASU 2011-8 did not have an impact to the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either as a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income (loss) to net income (loss) alongside their respective components of net income (loss) and other comprehensive income (loss). The Company has adopted the disclosure provisions on a retrospective basis, except for the provision deferred. This adoption did not have an impact on the Company’s results of operations or financial position, but resulted in the presentation of a separate consolidated statement of comprehensive loss.

3.	Business Combination

M5 Networks, Inc. Acquisition

On March 23, 2012, the Company acquired all outstanding common stock of M5 Networks, Inc. (“M5”), a privately-held company based in New York and a provider of hosted unified communications solutions.  The acquisition of M5 allows the Company to expand its product offering to include Unified Communication product and services over cloud-based platforms. The purchase consideration issued includes 9.5 million shares issued to the shareholders of M5, cash payment of $80.9 million, and additional cash earn-outs (not to exceed $13.7 million in aggregate) payable over the next two years contingent upon achieving certain revenue targets for the twelve months ending December 31, 2012. The shares issued as consideration are valued based on the closing stock price of the Company’s common stock on March 23, 2012, (representing a Level 1 measurement) and the contingent earn-outs are valued using a probability-based approach on various revenue assumptions. Final determination of the earn-out liability can range from zero to $13.7 million based on the actual achievement of the revenue targets. Any change in the fair value of contingent consideration from events after the acquisition date will be recognized in earnings of the period when the event occurs. The probability-based approach used to fair value contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs include projected revenues, percentage probability of occurrence and discount rate to present value the payments.

The summary of the purchase consideration is as follows:

In thousands
Cash	$80,932
Fair value of shares issued	53,675
Fair value of contingent consideration	12,500
$147,107

In accordance with ASC 805, Business Combinations, the acquisition of M5 was recorded as a purchase business acquisition. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using the Company’s discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 11.5% to 13.0%. The fair value of contingent earn-outs was derived using a probability-based approach that includes significant unobservable inputs. Refer to Note 5 for additional details of the inputs used to determine the fair value of the contingent earn-out. The excess of the fair value of consideration paid over the preliminary fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $115.1 million. The goodwill consists largely of expected synergies from combining the operations of M5 with that of the Company. The related goodwill recognized is not deductible for income tax purposes. All of the goodwill recorded in the M5 purchase price allocation is assigned to the Hosted segment.

Index

Preliminary Purchase Price Allocation

The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the acquisition date using preliminary information. Adjustments were made during both the fourth quarter of 2012 and the first quarter of 2013 to the fair value of certain assets acquired and liabilities assumed as a result of further refinements in the Company’s estimates. These adjustments were retrospectively applied to the March 23, 2012 acquisition date balance sheet and are primarily related to property, plant and equipment, tax matters, common stock acquired and other assets which resulted in an increase in goodwill of $3.2 million. The total impact of these adjustments to goodwill for the three months ended September 30, 2012 and June 30, 2012 were $2.3 million and $0.9 million, respectively. None of the adjustments had a material impact on the Company’s previously reported results of operations.

The total purchase price was preliminarily allocated to M5’s net tangible and identifiable intangible assets based on their estimated fair values as of March 23, 2012 as set forth below. The following is the preliminary purchase price allocation:

	In thousands	Estimated useful lives (in years)
Current assets	$5,870
Intangible assets:
Existing technology	15,700	3-8
In process research and development	1,700	(a)
Customer relationships	23,000	7
Non-compete agreements	300	2
Goodwill	115,108
Other long-term assets	2,651
Deferred tax liability, net	(1,145)
Other liabilities assumed	(16,077)
	$147,107

(a)
In process research and development is not subject to amortization until the associated project has been completed. Alternatively, if the associated project is determined not to be viable, it will be expensed in the period when such determination is made.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the most recent information available. The Company believes that the information provides a reasonable basis for assigning the fair values of assets acquired and liabilities assumed, but it is waiting for additional information, primarily related to sales, excise and ad valorem taxes which are subject to change. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.

Index

4.	Balance Sheet Details

Balance sheet components consist of the following:

	September 30, 2012	June 30, 2012
	(Amounts in thousands)
Inventories:
Raw materials	$111	$130
Distributor inventory	2,089	1,858
Finished goods	16,853	18,224
Total inventories	$19,053	$20,212

Property and equipment:
Computer equipment and tooling	$17,632	$18,069
Software	3,525	2,897
Furniture and fixtures	2,483	2,633
Leasehold improvements & others	3,176	3,040
Total property and equipment	26,816	26,639
Less accumulated depreciation and amortization	(15,123)	(13,828)
Property and equipment – net	$11,693	$12,811

Deferred revenue:
Product	$7,116	$5,803
Support and services	41,957	40,963
Hosted and related services	1,133	2,746
Total deferred revenue	$50,206	$49,512

Intangible Assets:

The following is a summary of the Company’s intangible assets as of the following dates (in thousands):

	September 30, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross CarryingAmount	Accumulated Amortization	Net Carrying Amount
Patents	$3,735	$(1,859)	$1,876	$3,485	$(1,673)	$1,812
Technology	22,848	(4,960)	17,888	22,848	(3,673)	19,175
Customer relationships	23,300	(1,894)	21,406	23,300	(1,042)	22,258
Non-compete agreements	300	(78)	222	300	(41)	259
Intangible assets in process and other	2,300	-	2,300	1,800	-	1,800
Intangible assets	$52,483	$(8,791)	$43,692	$51,733	$(6,429)	$45,304

The intangible assets that are amortizable have estimated useful lives of two to eight years. During the three months ended September 30, 2012, the Company capitalized $0.5 million related to software development costs and purchased $0.3 million of patents.

Index

Research and development costs are expensed as incurred. In accordance with ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Such costs are amortized using the straight-line method over the estimated economic life of the product. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.

During the three months ended September 30, 2012, the Company capitalized $0.5 million of software development costs related to new products.  The software is not yet available for general release to customers; therefore, no amortization expense has been recognized related to these capitalized software costs.  The Company did not capitalize any software development costs for the three months ended September 30, 2011.

Amortization of intangible assets for the three months ended September 30, 2012 and 2011 was $2.4 million and $0.6 million, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2013 (remaining nine months)	$7,104
2014	8,925
2015	7,031
2016	6,364
2017	5,504
Thereafter	6,464
Total	$41,392

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2012
Corporate notes and commercial paper	$9,922	$9	$(1)	$9,930
U.S. Government agency securities	4,002	1	-	4,003
Total short-term investments	$13,924	$10	$(1)	$13,933

As of June 30, 2012
Corporate notes and commercial paper	$10,667	$6	$(2)	$10,671
U.S. Government agency securities	7,706	-	(2)	7,704
Total short-term investments	$18,373	$6	$(4)	$18,375

Index

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of September 30, 2012
Less than 1 year	$9,041	$9,049
Due in 1 to 3 years	4,883	4,884
Total	$13,924	$13,933

	Amortized Cost	Fair Value
As of June 30, 2012
Less than 1 year	$10,312	$10,316
Due in 1 to 3 years	8,061	8,059
Total	$18,373	$18,375

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

5.	Fair Value Disclosure

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

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$20,804	$20,804	$-	$-
Short-term investments:
Corporate notes and commercial paper	9,930	-	9,930	-
U.S. Government agency securities	4,003	-	4,003	-
Total assets measured and recorded at fair value	$34,737	$20,804	$13,933	$-
Liabilities:
Acquisition-related contingent consideration (See Note 3)	$12,891	$-	$-	$12,891

The above table excludes $20.4 million of cash balances on deposit at banks.

Index

	June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$10,322	$10,322	$-	$-
Short-term investments:
Corporate notes and commercial paper	10,671	-	10,671	-
U.S. Government agency securities	7,704	-	7,704	-
Total assets measured and recorded at fair value	$28,697	$10,322	$18,375	$-
Liabilities:
Acquisition-related contingent consideration (See Note 3)	$12,703	$-	$-	$12,703

The above table excludes $26.8 million of cash balances on deposit at banks.

The foreign exchange forward contracts outstanding as of September 30, 2012 are entered into by the Company on the last day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value is not material and is not reflected either as an asset or liability.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no material impairment charges during the three months ended September 30, 2012 and 2011, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The fair value of contingent consideration arising from the acquisition of M5 Networks, Inc. (See Note 3), is classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs. The significant unobservable inputs include projected revenues, percentage probability of occurrence and discount rate to present value the payments. A significant increase (decrease) in the projected revenue in isolation could result in a significantly higher (lower) fair value measurement; a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement; and significant increase (decrease) in the probability of occurrence between the outcomes in isolation could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration is calculated on a quarterly basis by the Company based on a collaborative effort of the Company's operations, financial accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. There were no changes in the significant unobservable inputs for the three months ended September 30, 2012.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2012.

	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	weighted average (range)
As of September 30, 2012
				$59,895
Acquisition-related contingent consideration	$12,891	Multiple outcome discounted cash flow	Revenue (in 000's)	($55,900 - $60,000)
			Discount rate (%)	6%
			Probability of occurance (%)	99.80%

Index

The change in the fair value of our contingent consideration liability is as follows (in thousands):

Fair Value
As of June 30, 2012	$12,703
Add: Adjustment to present value of contingent consideration	188
As of September 30, 2012	$12,891

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. There was no impairment recorded in the three months ended September 30, 2012.

6.	Line of credit

On March 15, 2012, the Company entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility can be reborrowed.  The borrowings under the Credit Facility will accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA.  The Company also pays annual commitment fees during the term of the Credit Facility which varies depending on the Company’s consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements.

The Credit Facility contains customary representations and warranties and affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the Credit Facility. The Company was in compliance with all such covenants as of September 30, 2012.

For the three months ended September 30, 2012, the Company paid interest at an approximate rate of 2.5%. As of September 30, 2012, the Company had $20.3 million outstanding under the Credit Facility and was in compliance with all its covenants. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the debt.

7.	Income Taxes

The Company recorded an income tax provision of $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively.

The tax provision determined for the three months ended September 30, 2012 is primarily the result of income tax provisions for profitable jurisdictions based upon income earned during this period, tax provisions for certain states that are determined on a basis other than income earned and an increase in the valuation allowance recorded against deferred tax assets established upon the acquisition of M5.

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

The Company maintains liabilities for uncertain tax positions. As of September 30, 2012 and June 30, 2012, the Company’s total amounts of unrecognized tax benefits were $3.6 million and $3.6 million, respectively. Of the total of $3.6 million of unrecognized tax benefit as of September 30, 2012, only $0.1 million, if recognized, would impact the effective tax rate.

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

Index

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2001 through 2012 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

8.	Common Stock

Common Shares Reserved for Issuance

At September 30, 2012, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	15,251
Reserved under employee stock purchase plan	369
Total	15,620

9.	Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,
	2012	2011
Expected life from grant date of option (in years)	5.32	6.08
Expected life from grant date of ESPP (in years)	0.50	0.50
Risk free interest rate for options	0.67 - 1.68%	1.15%
Risk free interest rate for ESPP	0.15%	0.11%
Expected volatility for options	69 - 73%	65%
Expected volatility for ESPP	57%	52%
Expected dividend yield	0%	0%

During the three months ended September 30, 2012 and 2011, the Company recorded non-cash stock-based compensation expense of $3.4 million and $3.3 million, respectively.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of September 30, 2012, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $14.0 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 3 years.

10.	Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provided for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. This plan was terminated in January 2007 for new issuances.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees, directors and consultants of the Company. Options granted generally vest ratably over four years from the date of grant. The 2007 Plan provides that the options shall be exercisable over a period not to exceed ten years. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. Pursuant to the provisions under the 2007 Plan, on January 1st of each year, the number of shares in the reserve shall be increased by the provisions set forth in the 2007 Plan, subject to approval by the Company’s Board of Directors. The Company’s board of directors increased the number of shares authorized and reserved for issuance under the 2007 Plan during the years ended June 30, 2012 and 2011, by 2.4 million shares and 2.2 million shares, respectively.

Index

Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2012	8,944	$5.65
Options granted (weighted average fair value $2.44 per share)	1,349	4.20
Options exercised	(14)	1.87
Options cancelled/forfeited	(147)	5.90
Restricted stock units granted (see Note 12)	-
Restricted stock units cancelled/forfeited	-
Balance at September 30, 2012	10,132	$5.46	6.70	$2,314
Vested and expected to vest at September 30, 2012	8,931	$5.44	6.36	$2,311
Options exercisable at September 30, 2012	5,641	$5.19	5.04	$2,303

The total pre-tax intrinsic value for options exercised in the three months ended September 30, 2012 and 2011 was $36,000 and $0.3 million, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

11.	Employee Stock Purchase Plan

On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of Company common stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st and November 1st, each year. Under the ESPP, employees purchased shares of the Company's common stock at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower

In January 2012 and February 2011, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 481,433 and 469,980 shares, respectively.

As of September 30, 2012, 368,967 shares are reserved for future issuance.

12.	Restricted Stock

Under the 2007 Plan, during the three months ended September 30, 2012 the Company issued fully vested restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at each one year anniversary from the date of grant.

Restricted stock award and restricted stock unit activity for the three months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Beginning units outstanding	1,641	1,196
Awarded	468	410
Released	(431)	(154)
Forfeited	(55)	(39)
Ending units outstanding	1,623	1,413

Index

Information regarding restricted stock awards and restricted stock units outstanding at September 30, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,623	1.82	$6,635
Shares vested and expected to vest	1,117	1.58	$4,569

13.	Litigation, Commitments and Contingencies

Litigation — At September 30, 2012, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes.  In connection with the Company’s acquisition of M5 Networks, the Company assumed certain capital leases for equipment and other operating leases for equipment and facilities. All leases acquired were recorded at their respective fair values.  Future minimum lease payments under the noncancelable capital and operating leases as of September 30, 2012, are as follows (in thousands):

Years Ending June 30,	Operating leases	Capital leases
2013 (remaining nine months)	$2,606	$1,049
2014	3,417	1,221
2015	2,575	324
2016	2,225	-
2017	2,016	-
Therafter	6,274	-
Total minimum lease payments	$19,113	2,594

Less: amount representing interest		(259)
Present value of total minimum lease payments		2,335
Less: current portion liability		(1,189)
Capital lease obligation, net of current portion		$1,146

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on September 30, 2012.

Rent expense for the three months ended September 30, 2012 and 2011 was $0.9 million and $0.5 million, respectively.

Purchase commitments —The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $27.0 million as of September 30, 2012 and $22.3 million as of June 30, 2012.

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

Index

14.	Segment Information

Prior to the acquisition of M5, the Company was organized and operated as one reportable segment. In connection with the acquisition of M5, the Company evaluated the guidance in ASC 280, Segment Reporting, and concluded that the acquired business is distinct from the Company’s historical premise solutions and is therefore a separate reportable segment. M5’s hosted solutions and related services are now operated by the Company within its hosted segment. The Company’s legacy premise solutions are operated within the premise segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer (CEO). The Company’s CEO reviews revenue and gross profit for these two distinct segments to evaluate financial performance and allocate resources. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its segments in this internal reporting system because management does not include the information in its measurement of the performance of the operating segments. The financial information by the two reportable segments is also accompanied by information about revenue by geographic regions.

The following presents total revenue and gross profit by reportable segments (in thousands):

	Three Months Ended September 30,
	2012	2011
Total revenues:
Premise	$59,322	$53,858
Hosted	15,662	-
Total	$74,984	$53,858

Gross profit:
Premise	$39,346	$35,488
Hosted	6,520	-
Total	$45,866	$35,488

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2012	2011
United States of America	$66,965	$47,130
International	8,019	6,728
Total	$74,984	$53,858

Revenue from one value-added distributor accounted for approximately 22% and 14% of the total revenue during the three months ended September 30, 2012 and 2011, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	September 30, 2012	June 30, 2012
United States of America	$11,483	$12,546
International	210	265
Total	$11,693	$12,811

The following presents the carrying value of goodwill for the Company’s reportable segments (in thousands):

	Premise Segment	Hosted Segment	Total
As of June 30, 2012	$7,415	$112,797	$120,212
Addition (See Note 3)	-	2,311	2,311
As of September 30, 2012	$7,415	$115,108	$122,523

Index

15.	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three months ended September 30, 2012, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. The fair value recorded during the three months ended September 30, 2012 was not material since these contracts were entered into on the last day of the period. These derivatives have maturities of approximately one month.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of September 30, 2012 (in thousands). No such contracts were outstanding as of September 30, 2011.

	September 30, 2012
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	2,650	$2,716
British pound	3,020	4,862
Euro	460	589
Total		$8,167

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. We provide customers with a choice to operate our solution in their own premise-based data centers, or to subscribe to our cloud-based hosted communication service which we refer to as ShoreTel Sky. Our distributed IP architecture enables multi-site enterprises to be served by a single integrated communication system. These solutions enable a single point of management, easy installation and a high degree of scalability and reliability. They also provide end-users with a consistent, full suite of features across the enterprise, regardless of location, which helps IT management meet growing demands for powerful communication capabilities. As a result, we believe our solutions enable enhanced end-user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.

We were founded in September 1996 and shipped our first system in 1998. Since that time, we have continued to develop and enhance our product line. Our acquisition of M5 Networks, Inc. (“M5”), a leader in providing hosted unified communication solutions, in the third quarter of fiscal 2012 expanded our products and service offerings to now include hosted solutions. Our acquisition of Agito Networks, Inc. (“Agito”), a leader in platform-agnostic enterprise mobility, in the second quarter of fiscal 2011, expanded our existing mobile solution with the vision of allowing users to communicate on any device, such as a desk phone, mobile phone, or computer, at any location using any cellular or Wi-Fi network  simply and cost effectively.

We sell our solutions through our extensive network of over 1,000 authorized resellers served either by national distributors or by ShoreTel directly. ShoreTel solutions are also sold by strategic partners under their brand names, such as AT&T and HP for our mobility services.

Our solutions are available for businesses to operate in their own premise data centers or on a hosted, cloud-based platform. Solutions within our premise segment are comprised of our switches, IP phones and software application which work with our unique IP architecture to provide a brilliantly integrated communication system. The hosted solutions business acquired from M5 is now a part of our hosted segment which we also refer to as the Cloud division. The products and services of the hosted segment are now branded and sold as ‘ShoreTel Sky’. Our ShoreTel Sky solutions are comprised of our unique software delivered to the customer using our routers and IP phones.

Index

We sell our premise products primarily through channel partners that market and sell our systems to enterprises across all industries, including small, medium and large companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. As of September 30, 2012, we worked with over 1,000 channel partners to sell our products. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

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

Our phone and switch products are manufactured by contract manufacturers located in the United States and in China. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement, final testing and assembly of our products, which allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain a manufacturing operation.

We sell our products using single-tier or two-tier distribution channels to enterprises across all industries, including small, medium and large companies and public institutions. Our single-tier distribution channel consists of resellers that usually sell our products to end customers. Resellers usually do not stock our products and do not have rights of return. During the second quarter of fiscal 2011, we entered into arrangements with two major value-added distributors to distribute our comprehensive line of premise business communication solutions to resellers within the United States in what we refer to as a “two-tier” distribution model. During fiscal 2012, we expanded our two-tier network and added more value-added distributors to the network. We believe that the two-tier distribution model allows us to better serve our existing channel partners, to reach a larger number of prospective enterprise customers more effectively and to position us to continue to build momentum and capture increased market share in the IP telephony, mobility and UC markets.  Furthermore, the two-tier distribution model allows us to scale our business operations without making significant investments in product distribution facilities, thus allowing us to manage our cost structure.  Our two-tier distribution channel consists of value-added distributors that stock and sell our products to other resellers or to end customers. The value-added distributors have limited rights of return. We refer to our resellers and value-added distributors collectively as “channel partners”.

Although we have historically sold our systems primarily to small and medium sized enterprises, in recent years, we have been expanding our sales and marketing activities to increase our focus on larger enterprise customers, including the creation of a major accounts program whereby our sales personnel assist our channel partners to sell to large enterprise customers. As of September 30, 2012, we had sold our products to approximately 26,000 enterprise customers.  To the extent we continue to successfully acquire larger enterprise customers in the United States and worldwide, we expect our sales cycle to increase, and the demands on our sales and support infrastructure to increase.

We are headquartered in Sunnyvale, California and have sales, customer support, general and administrative and engineering functions in Texas. After the acquisition of M5, our ShoreTel Sky services are primarily provided from our offices in New York and Illinois. The majority of our personnel work at these locations. Sales, engineering, and support personnel are also located throughout the United States and, to a lesser extent, in Canada, the United Kingdom, Ireland, Germany, Spain, Hong Kong, Singapore, Philippines, India and Australia. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 11% of our total revenue for the three months ended September 30, 2012 as compared with 12% in the three months ended September 30, 2011.  We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Initial and repeat sales orders. Our goal is to attract a significant number of new enterprise customers and to encourage existing enterprise customers to purchase additional products and support. Many enterprise customers make an initial purchase and deploy additional sites at a later date, and also buy additional products and support as their businesses expand. As our installed enterprise customer base has grown we have experienced an increase in revenue attributable to existing enterprise customers, which currently represents a significant portion of our premise revenue.

Index

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Deferred revenue for our hosted segment represents amounts paid by customers for future services to be provided. Our deferred revenue balance at September 30, 2012 was $50.2 million, of which $36.0 million is expected to be recognized within one year.

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

Gross margin for premise segment support and services is impacted primarily by labor-related expenses. The primary goal of our support and services function is to ensure a high level of customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we may be able to slightly improve gross margin for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

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

Average revenue per user. We calculate the monthly average service revenue per user (ARPU) for our hosted segment as the average monthly recurring revenue per customer divided by the average number of seats per customer. The average monthly recurring revenue per customer is calculated as the monthly recurring service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telco circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three month period ended September 30, 2012 was $61.

Revenue churn. Revenue churn for our hosted segment is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn as of September 30, 2012 was 4%.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Index

Premise Revenue. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise business. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction levels, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue has accounted for 61% and 78% of our total revenue for the three months ended September 30, 2012 and 2011, respectively.

Premise support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Premise support and services revenues accounted for 18% and 22% of our total revenue for the three months ended September 30, 2012 and 2011, respectively.

Hosted Revenue. Hosted services and solutions consist primarily of our proprietary hosted VoIP Unified Communications System as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, training and other professional services. Additionally, we offer our customers the ability to purchase phone systems from us directly or rent such systems as part of their service agreements. Our hosted services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted revenues accounted for 21% of our total revenues for the three months ended September 30, 2012. There was no hosted or related services revenue in any of the fiscal years prior to 2012.

Cost of revenue. Cost of premise product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of products sold. Cost of premise support and services revenue consists of salary and related overhead costs of personnel engaged in support and service activities. Cost of hosted services revenue consists of personnel and related costs of the hosted operation, data center costs, data communication cost, carrier cost and amortization of intangible assets.

Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred on a project basis. We capitalize development costs incurred from determination of technological feasibility through general release of the product to customers. We are devoting substantial resources to the development of additional functionality for existing products and the development of new products and related software applications. We intend to continue to make significant investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase in absolute dollars.

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

Index

Provision from income taxes. Provision for income taxes includes federal, state and foreign tax on our income as well as any adjustments made to our valuation allowance for deferred tax assets. Since our inception, we have accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach.  Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying current enacted tax laws.  Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2012 Annual Report on Form 10-K.

Index

Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for three months ended September 30, 2012 and 2011 (Amounts in thousands, except per share amounts).

	Three Months Ended September 30,
	2012	2011
Revenue:
Product	$45,834	$42,184
Hosted and related services	15,662	-
Support and services	13,488	11,674
Total revenue	74,984	53,858
Cost of revenue:
Product (1)	15,787	14,455
Hosted and related services (1)	9,142	-
Support and services (1)	4,189	3,915
Total cost of revenue	29,118	18,370
Gross profit	45,866	35,488
Gross profit %	61.2%	65.9%

Operating expenses:
Research and development (1)	13,953	11,813
Sales and marketing (1)	30,756	21,222
General and administrative (1)	8,595	6,629
Total operating expenses	53,304	39,664
Loss from operations	(7,438)	(4,176)
Other income (expense), net	(402)	(399)
Loss before provision for tax	(7,840)	(4,575)
Provision for income tax	197	67
Net loss	$(8,037)	$(4,642)
Net loss per share - basic and diluted (2)	$(0.14)	$(0.10)
Shares used in computing net loss per share - basic and diluted (2)	58,186	47,528

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$50	$41
Cost of hosted and related service revenue	38	-
Cost of support and services revenue	207	199
Research and development	1,059	1,012
Sales and marketing	862	1,014
General and administrative	1,137	984
Total stock-based compensation expense	$3,353	$3,250

(2) Potentially dilutive securities were not included in the compilation of diluited net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,
	2012	2011
Revenue:
Product	61%	78%
Hosted and related services	21%	-
Support and services	18%	22%
Total revenue	100%	100%
Cost of revenue:
Product	21%	27%
Hosted and related services	12%	-
Support and services	6%	7%
Total cost of revenue	39%	34%
Gross profit	61%	66%
Operating expenses:
Research and development	19%	22%
Sales and marketing	41%	40%
General and administrative	11%	12%
Total operating expenses	71%	74%
Loss from operations	(10%)	(8%)
Other income (expense), net	(1%)	(1%)
Loss before provision for income tax	(11%)	(9%)
Provision for income tax	-	-
Net loss	(11%)	(9%)

 Use of Non-GAAP Financial Measures

We believe that evaluating our ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP that we also disclose certain non-GAAP information because it is useful in understanding our performance as it excludes non-cash and other non-recurring charges or credits that many investors and management feel may obscure our true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation charges, amortization of purchased intangibles, severance charges, interest charge from change in fair value of contingent consideration and related tax adjustments (non-GAAP adjustments) in managing the core operations. These measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net income (loss) is calculated by adjusting GAAP net income (loss) for non-GAAP adjustments. Non-GAAP net income (loss) per share is calculated by dividing Non-GAAP net income (loss) by the weighted average number of basic and diluted shares outstanding for the period. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the following tables:

Index

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2012
	GAAP	Excludes		Non-GAAP
Revenue:
Product	$45,834	$-		$45,834
Hosted and related services	15,662	-		15,662
Support and services	13,488	-		13,488
Total revenues	74,984	-		74,984
Cost of revenue
Product	15,787	(310)	(a),(b)	$15,477
Hosted and related services	9,142	(795)	(a),(b),(c)	8,347
Support and services	4,189	(209)	(a),(c)	3,980
Total cost of revenue	29,118	(1,314)		27,804
Gross profit	45,866	1,314		47,180
Gross profit %	61.2%			62.9%

Operating expenses:
Research and development	13,953	(1,158)	(a),(c)	$12,795
Sales and marketing	30,756	(1,948)	(a),(b),(c)	28,808
General and administrative	8,595	(1,213)	(a),(b),(c)	7,382
Total operating expenses	53,304	(4,319)		48,985
Loss from operations	(7,438)	5,633		(1,805)
Other income (expense) - net	(402)	188	(d)	(214)
Loss before provision for income tax	(7,840)	5,821		(2,019)
Provision for income tax	197	(143)	(e)	54
Net loss	$(8,037)	$5,964		$(2,073)
Net loss per share:
Basic and diluted (f)	$(0.14)	$0.10		$(0.04)

Shares used in computing net loss per share:
Basic and diluted (f)	58,186			58,186

(a) Excludes stock-based compensation included in:
Cost of product revenue		$50
Cost of hosted and related service revenue		38
Cost of support and services revenue		207
Research and development		1,059
Sales and marketing		862
General and administrative		1,137
		$3,353

(b) Excludes amortization of acquisition-related intangibles included in:
Cost of product revenue		$260
Cost of hosted and related services		749
Sales and marketing		851
General and administrative		38
		$1,898

(c) Excludes severance included in:
Cost of hosted and related service revenue		$8
Cost of support and services revenue		2
Research and development		99
Sales and marketing		235
General and administrative		38
		$382
(d) Excludes interest charge from change in fair value of contingent consideration included in:
Other expense		$188

(e) Excludes the deferred tax benefit arising from acquisition and tax impact of the items which are excluded in (a) to (d) above.

(f) Potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2011
	GAAP	Excludes		Non-GAAP
Revenue:
Product	$42,184	$-		$42,184
Support and services	11,674	-		11,674
Total revenues	53,858	-		53,858
Cost of revenue
Product	14,455	(226)	(a), (b)	14,229
Support and services	3,915	(199)	(a)	3,716
Total cost of revenue	18,370	(425)		17,945
Gross profit	35,488	425		35,913
Gross profit %	65.9%			66.7%

Operating expenses:
Research and development	11,813	(1,012)	(a)	10,801
Sales and marketing	21,222	(1,044)	(a), (b)	20,178
General and administrative	6,629	(984)	(a)	5,645
Total operating expenses	39,664	(3,040)		36,624
Loss from operations	(4,176)	3,465		(711)
Other income (expense), net	(399)	-		(399)
Loss before provision for income tax	(4,575)	3,465		(1,110)
Provision for income tax	67	-	(c)	67
Net loss	$(4,642)	$3,465		$(1,177)
Net loss per share:
Basic and diluted (d)	$(0.10)	$0.08		$(0.02)

Shares used in computing net loss per share:
Basic and diluted (d)	47,528			47,528

(a) Excludes stock-based compensation as follows:
Cost of product revenue		$41
Cost of support and services revenue		199
Research and development		1,012
Sales and marketing		1,014
General and administrative		984
		$3,250

(b) Excludes amortization of acquisition-related intangibles:
Cost of product revenue		$185
Sales and marketing		30
		$215
(c) Excludes the tax impact of the items which are excluded in (a) and (b) above.

(d) Potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

Comparison of the three months ended September 30, 2012 and September 30, 2011

Revenue.

	Three Months Ended September 30,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Revenue	$74,984	$53,858	$21,126	39%

Total revenue increased by $21.1 million or 39% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  The increase in the overall revenue is due primarily to the continued growth and expansion of our premise solution business as a result of greater market acceptance of our products and services and due to the additional revenue associated with our hosted business following our acquisition of M5 on March 23, 2012.

Premise Revenue

Premise product revenue increased by $3.6 million or 9% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to the higher sales volumes. Our international revenue was 14% of our premise revenue in the three months ended September 30, 2012 as compared to 12% in three months ended September 30, 2011. Our higher sales volume and expanded customer base are the result of our investment in the sales and marketing efforts to expand our brand awareness. Premise support and services revenue increased by $1.8 million or 16% in three months ended September 30, 2012 as compared to three months ended September 30, 2011. The increase in support and services revenue was primarily due to the growth is in sales to new customers as well as additional sales to the existing customers resulting in higher post-contractual support revenues.

Hosted Revenue

Hosted and related service revenue contributed $15.7 million of revenue for the three months ended September 30, 2012 as a result of our acquisition of M5 during March 2012. There were no such revenues in the three months ended September 30, 2011.  As we continue to invest in the growth of our hosted segment, we expect the revenue from hosted and related services to increase in future periods.

Cost of revenue and gross profit.

	Three Months Ended September 30,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$29,118	$18,370	$10,748	59%
Gross profit	45,866	35,488	10,378	29%
Gross margin	61%	66%	n/a	(5%)

Gross margin decreased to 61% in the three months ended September 30, 2012 as compared to 66% in the three months ended September 30, 2011. The decrease in the overall gross margins is mostly due to the change in the revenue mix resulting from the addition of the hosted business which has lower margins.

Premise Gross Margin

Premise product gross margins remained consistent during the period as it remained at 66% for both the three months ended September 30, 2012 and 2011. Premise support and services gross margins increased to 69% in the three months ended September 30, 2012 as compared to 66% in the three months ended September 30, 2011. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount compared to the same period in the prior year.

Hosted Gross Margin

Hosted and related service gross margins were 42% for the three months ended September 30, 2012. There were no related costs in the three months ended September 30, 2011.  As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other cost reductions in our service delivery platform.

Index

Operating expenses.

	Three Months Ended September 30,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Research and development	$13,953	$11,813	$2,140	18%
Sales and marketing	30,756	21,222	9,534	45%
General and administration	8,595	6,629	1,966	30%

Research and development. Research and development expenses increased by $2.1 million or 18% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  The increase in research and development expenses from the prior period is primarily due to higher personnel costs, including benefits and bonus, of $1.6 million due to an increase in headcount primarily attributable to the M5 acquisition in March 2012 and due to an increase in consulting fees of $0.4 million to further support our product development efforts.

Sales and marketing. Sales and marketing expenses increased by $9.5 million or 45% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  The increase in sales and marketing expenses from the prior period is primarily due to an increase in personnel related costs, including benefits, bonus and commissions, of $5.6 million due to an increase in headcount related to the M5 acquisition in March 2012 as well as the expansion of our sales force associated with our premise business, advertising and promotional activities of $1.8 million, amortization expense of $0.8 million related to addition of intangible assets as part of the M5 acquisition in March 2012, consulting and outside services of $0.5 million and increased facilities and office expenses of $0.4 million.

General and administrative. General and administrative expenses increased by $1.9 million or 30% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in general and administrative expenses from the prior period is primarily due to an increase in personnel related costs, including benefits and bonus, of $1.4 million as well as an increase in audit and tax service fees of $0.4 million. These increases are due to the increase in overall expenses to support a growing business including the addition of facilities and headcount resulting from the acquisition of M5 in March 2012.

Other income (expense), net.

	Three Months Ended September 30,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(402)	$(399)	$(3)	1%

Other income (expense), net. Other income remained steady quarter over quarter due to an increase in interest expense by $0.4 million as a result of additional interest expense associated with our Credit Facility and due to interest expense recognized in connection with contingent consideration liabilities in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, and a decrease in foreign exchange loss of $0.4 million due to the strengthening of foreign currencies against the U.S. dollar.

Provision for income tax.

	Three Months Ended September 30,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$197	$67	$130	194%

Provision for income tax. The provision from income taxes increased by $0.1 million in three months ended September 30, 2012 as compared to three months ended September 30, 2011. The income tax provision for the three months ended September 30, 2012 includes a charge of approximately $135,000 relating to the increase in valuation allowance for deferred tax assets. The valuation allowance was increased based on the adjustments recorded for M5 acquisition.

Index

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	September 30, 2012	June 30, 2012	Increase/ (Decrease)
Cash and cash equivalents	$41,215	$37,120	$4,095
Short-term investments	13,933	18,375	(4,442)
Total	$55,148	$55,495	$(347)

As of September 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $55.1 million, accounts receivable of $30.3 million and the balance of $29.0 million available for borrowing under our Credit Facility.

On March 15, 2012, we entered into a secured credit agreement (the “Credit Facility”) with Silicon Valley Bank to finance a portion of the M5 acquisition including paying related fees and expenses and for general corporate purposes. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility can be reborrowed. The borrowings under the Credit Facility will accrue interest either (at our election) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the our Consolidated EBITDA (as defined in the Credit Agreement), or (ii) the higher of (a) SVB’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon our Consolidated EBITDA.  We also pay an annual commitment fee during the term of the Credit Facility which varies depending on our Consolidated EBITDA. The Credit Facility is secured by substantially all of our assets. The amount payable under the Credit Facility was $20.3 million as of September 30, 2012.

Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our new products, purchases of property and equipment and acquisitions.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Three Months Ended September 30,
	2012	2011
Cash provided by operating activities	$3,134	$4,062
Cash provided by investing activities	1,856	1,876
Cash used in financing activities	(895)	(73)
Net increase in cash and cash equivalents	$4,095	$5,865

 Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in all areas of operating expense. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other current assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and value added distributors on collection terms of 30 to 60 days. In some cases we also prepay for license rights to third-party products in advance of sales.

Net loss during the three months ended September 30, 2012 and 2011 included non-cash charges of $3.4 million and $3.3 million in stock-based compensation expense, respectively, and depreciation and amortization of $3.7 million and $1.7 million, respectively.

Index

Cash provided by operating activities during the three months ended September 30, 2012 also reflects net changes in operating assets and liabilities, which provided $3.8 million of cash consisting primarily of a decrease in accounts receivable of $3.9 million due to improved collections coupled with lower revenue recognized, decrease in inventory of $1.2 million due to the reduction in the volume of production, increase in deferred revenue of $0.7 million due to higher support contracts and increased volume through our value-added distributors and an increase in accrued liabilities and other liabilities of $0.3 million. These cash inflows were offset by an increase in prepaid expenses and other current assets of $0.7 million, an increase in other assets of $0.7 million and decreases in accounts payable and accrued employee compensation of $0.4 million and $0.5 million, respectively.

Cash provided by operating activities during the three months ended September 30, 2011 also reflects net changes in operating assets and liabilities, which provided $3.7 million of cash consisting primarily of a decrease in accounts receivable of $4.3 million due to a decrease in the days sales outstanding, increase in deferred revenue of $2.0 million due to higher support contracts and a decrease in accrued liabilities and other of $1.4 million. These were offset by an increase in inventory of $1.2 million, an increase in prepaid expenses and other current assets of $1.0 million, a decrease in accrued employee compensation of $1.5 million and a decrease in accounts payable of $0.5 million.

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

Net cash provided by investing activities was $1.9 million during the three months ended September 30, 2012 primarily related to maturities of short-term investments of $8.0 million offset by the purchase of short-term investments of $3.6 million and purchases of property and equipment of $1.8 million.

Net cash provided by investing activities in the three months ended September 30, 2011 mainly related to maturities of short-term investments of $9.9 million offset by the purchase of short-term investments of $7.6 million and purchases of property and equipment of $0.4 million.

Cash flows from financing activities

Net cash used in financing activities was $0.9 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. In the three months ended September 30, 2012, we paid $0.6 million associated with employee tax obligations on the vesting of restricted stock units and made $0.3 million in payments in relation to our capital leases. In the three months ended September 30, 2011, we received $0.2 million from the exercise of stock options and paid $0.3 million associated with employee tax obligations on the vesting of restricted stock units.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements (other than those disclosed below within Contractual obligations and commitments section) nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Index

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2012 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$19,113	$3,451	$5,726	$5,471	$4,465
Capital lease obligations	2,335	1,189	1,146	-	-
Line of credit	20,332	-	-	20,332	-
Non-cancellable purchase commitments (inventory and software licenses)	27,573	27,260	313	-	-
Outstanding letters of credit	738	738	-	-	-
Total	$70,091	$32,638	$7,185	$25,803	$4,465

The purchase consideration for our acquisition of M5 included a contingent portion ranging from zero to $13.7 million and is subject to the achievement of certain revenue targets. If these revenue targets are met in full, we will pay the $13.7 million in cash over the next two years. See Note 3 to the Condensed Consolidated Financial Statements for additional information on the acquisition of M5.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in Australian dollar, British pound and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of September 30, 2012, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $1.0 million.

We do not have any material changes in the market risk and the interest rate risk disclosure included in the “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2012.

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

Except as set forth below, there were no material changes in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2012.  We updated the following risk factor to read in its entirety as follows:

Our principal offices and the facilities of our contract manufacturers are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could damage our facilities or the facilities of our contract manufacturers, which could cause us to curtail our operations.

Our principal offices and our disaster recovery site are located in California near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. Our primary data centers for our ShoreTel Sky services are located in New York, which can experience natural disasters such as the recent hurricane.  We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. For example, as a result of the recent hurricane Sandy that affected the east coast, our New York data centers experienced outages for a period of time.  This outage could have an adverse effect on our brand and ultimately our results of operations.  In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

 Any failure in our physical infrastructure for our ShoreTel Sky services could lead to significant costs and disruptions and could reduce our revenue, inhibit our ability to obtain future orders, harm our business reputation and have a material adverse effect on our financial results.

The physical infrastructure network for our ShoreTel Sky services is operating by external companies on data centers. The network and data centers are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large facilities in New York and Illinois. Any failure or downtime in one of our leased data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our leased data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing leased data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

We have experienced interruptions in service in the past, including as a result of the recent hurricane Sandy in October 2012. While we have not experienced a material increase in customer attrition following past events, the harm to our reputation is difficult to assess. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure and expanding the redundancy capabilities of our data centers. However, service interruptions continue to be a significant risk for us and could materially impact our business.

Any future service interruptions could:

●	cause our customers to seek damages for losses incurred;

●	require us to replace existing equipment or add redundant facilities;

●	affect our reputation as a reliable provider of hosting services;

●	cause existing customers to cancel or elect to not renew their contracts; or

●	make it more difficult for us to attract new customers.

Any of these events could materially increase our expenses or reduce our revenue, which would have a material adverse effect on our operating results.

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2012

ShoreTel, Inc.

	By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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