Form 10-Q
period 2012-12-31
ShoreTel Inc
filed 2013-02-08
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 25, 2013, 58,735,447 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES
FORM 10-Q for the Quarter Ended December 31, 2012

Index

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)
	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$43,839	$37,120
Short-term investments	8,217	18,375
Accounts receivable, net of allowances of $789 as of December 31, 2012 and $774 as of June 30, 2012	31,834	34,198
Inventories	20,383	20,212
Indemnification asset	7,012	6,570
Prepaid expenses and other current assets	5,478	5,275
Total current assets	116,763	121,750
Property and equipment - net	14,502	10,495
Goodwill	122,665	122,665
Intangible assets - net	42,128	45,304
Other assets	2,769	2,939
Total assets	$298,827	$303,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,316	$9,697
Accrued liabilities and other	15,178	16,134
Accrued employee compensation	13,088	12,151
Accrued taxes and surcharges	11,026	7,852
Purchase consideration	9,881	9,398
Deferred revenue	37,503	35,829
Total current liabilities	98,992	91,061

Long-term revolving credit facility, net of debt issuance costs	19,960	19,946
Long-term deferred revenue	14,373	13,683
Long-term purchase consideration	3,475	3,305
Other long-term liabilities	3,064	4,926
Total liabilities	139,864	132,921
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000;shares issued and outstanding, 58,719 and 58,057 shares as of December 31, 2012 and June 30, 2012, respectively	317,767	310,646
Accumulated other comprehensive income	3	2
Accumulated deficit	(158,807)	(140,416)
Total stockholders’ equity	158,963	170,232
Total liabilities and stockholders’ equity	$298,827	$303,153

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue:
Product	$43,769	$46,277	$89,603	$88,461
Hosted and related services	17,087	-	32,749	-
Support and services	13,780	11,735	27,268	23,409
Total revenue	74,636	58,012	149,620	111,870
Cost of revenue:
Product (1)	15,069	16,103	30,856	30,558
Hosted and related services (1)	11,400	-	20,542	-
Support and services (1)	4,279	3,969	8,468	7,884
Total cost of revenue	30,748	20,072	59,866	38,442
Gross profit	43,888	37,940	89,754	73,428
Operating expenses:
Research and development (1)	12,195	12,240	26,148	24,053
Sales and marketing (1)	31,739	21,596	62,495	42,818
General and administrative (1)	9,292	6,349	17,887	12,978
Total operating expenses	53,226	40,185	106,530	79,849
Loss from operations	(9,338)	(2,245)	(16,776)	(6,421)
Other income (expense):
Interest income	52	58	93	125
Interest expense	(676)	(22)	(1,089)	(47)
Other income (expense), net	(302)	(232)	(332)	(673)
Total other expense	(926)	(196)	(1,328)	(595)
Loss before provision for tax	(10,264)	(2,441)	(18,104)	(7,016)
Provision for income tax	90	97	287	164
Net loss	$(10,354)	$(2,538)	$(18,391)	$(7,180)
Net loss per share - basic and diluted	$(0.18)	$(0.05)	$(0.32)	$(0.15)
Shares used in computing net loss per share - basic and diluted (2)	58,566	47,946	58,376	47,666

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$34	$33	$84	$74
Cost of hosted and related service revenue	40	-	78	-
Cost of support and services revenue	239	209	446	408
Research and development	919	911	1,978	1,923
Sales and marketing	1,073	1,053	1,935	2,067
General and administrative	1,194	1,066	2,331	2,050
Total stock-based compensation expense	$3,499	$3,272	$6,852	$6,522

(2) Potentially dilutive securities were not included in the compilation of diluited net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net loss	$(10,354)	$(2,538)	$(18,391)	$(7,180)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on short-term investments	(6)	(4)	1	(70)
Other comprehensive income (loss)	(6)	(4)	1	(70)

Comprehensive loss	$(10,360)	$(2,542)	$(18,390)	$(7,250)

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,391)	$(7,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,562	3,262
Stock-based compensation expense	6,852	6,522
Amortization of premium on investments	88	136
Loss on disposal of property and equipment	87	27
Change in fair value of purchase consideration	653	-
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	2,364	2,864
Inventories	(171)	(3,540)
Indemnification asset	(442)	-
Prepaid expenses and other current assets	(203)	(1,058)
Other assets	170	(151)
Accounts payable	2,181	1,476
Accrued liabilities and other	(2,975)	1,842
Accrued employee compensation	937	(1,536)
Accrued taxes and surcharges	3,174	-
Deferred revenue	2,364	7,523
Net cash provided by operating activities	4,250	10,187

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(5,694)	(1,408)
Purchases of investments	(4,318)	(24,916)
Proceeds from sale/maturities of investments	14,389	19,408
Purchases of patents, technology and internally developed software	(1,555)	(550)
Net cash provided by (used in) investing activities	2,822	(7,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	964	2,527
Taxes paid on vested and released stock awards	(695)	(452)
Borrowings from line of credit	4,974	-
Payments made for line of credit	(5,000)	-
Payments made for capital leases	(596)	-
Net cash provided by (used in) financing activities	(353)	2,075

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,719	4,796
CASH AND CASH EQUIVALENTS - Beginning of period	37,120	89,695
CASH AND CASH EQUIVALENTS - End of period	$43,839	$94,491

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$418	$41
Cash paid for taxes	$117	$183

NONCASH INVESTING AND FINANCING ACTIVITIES:

Property, plant and equipment acquired on capital lease	$41	$-
Unpaid portion of property and equipment purchases included in period-end accruals	$1,384	$203

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of pure Internet Protocol, or IP, Unified Communications systems for enterprises while offering both premise-based and hosted business solutions. The Company’s premise systems are based on its distributed software architecture and switch-based hardware platforms which enable multi-site enterprises to be served by a single telecommunications system. The Company’s premise systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, management believes that the Company’s systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.  The Company also offers a hosted solution based on the Company’s proprietary Unified Communication platform. The hosted solution offers a secure and managed business communications solution to enterprises with minimal capital investment required. The Company’s hosted architecture offers are a wide variety of applications and services which provide a full user experience along with the capability to scale based on a customer’s evolving needs.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of December 31, 2012, and for the three and six months ended December 31, 2012 and 2011 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

In connection with the M5 Networks, Inc. (“M5”) acquisition, the consolidated balance sheet at June 30, 2012 has been recast to include retrospective purchase accounting adjustments. These adjustments pertain to measurement period adjustments during the six months ended December 31, 2012 based on the valuation of assets acquired and liabilities assumed in the M5 acquisition. The effect on the consolidated balance sheet at June 30, 2012, as a result of the recast, is an increase in indemnification asset of $6.6 million, a decrease to property and equipment of $2.3 million, an increase to goodwill of $2.5 million, an increase to other assets of $1.0 million, a decrease in accounts payable of $50,000, an increase in accrued liabilities and other of $0.3 million, an increase of accrued taxes and surcharges of $6.6 million and an increase to other long-term liabilities of $0.9 million.

Reclassifications

Accrued taxes and surcharges of $1.3 million have been reclassified out of accrued liabilities and other into a separate line item in the consolidated balance sheets at June 30, 2012, to conform to the presentation at December 31, 2012.

Computation of Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 11.8 million and 9.7 million shares were not included in the computation of diluted net loss per share for the three and six months ended December 31, 2012 and 2011, respectively, because such securities were anti-dilutive.

Index

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of December 31, 2012, all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.  Accounts receivable from one value-added distributor accounted for 19% of total accounts receivable at December 31, 2012. At June 30, 2012 one value-added distributor accounted for 22% of the total accounts receivable.

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

3. Business Combination

M5 Networks, Inc. Acquisition

On March 23, 2012, the Company acquired all outstanding common stock of M5 Networks, Inc., a privately-held company based in New York and a provider of hosted unified communications solutions.  The acquisition of M5 allows the Company to expand its product offering to include Unified Communication product and services over cloud-based platforms. The purchase consideration issued includes 9.5 million shares issued to the shareholders of M5, cash payment of $80.9 million, and additional cash earn-outs (not to exceed $13.7 million in aggregate) payable over the next two years contingent upon achieving certain revenue targets for the twelve months ending December 31, 2012. The shares issued as consideration are valued based on the closing stock price of the Company’s common stock on March 23, 2012, (representing a Level 1 measurement). As revenue targets related to the contingent consideration were met in full on December 31, 2012, the Company will pay the full $13.7 million out over the next two years, with $10.0 million to be paid in March 2013 and $3.7 million to be paid in January 2014. Any changes in the fair value of contingent consideration from events after the acquisition date were recognized in earnings of the period when the event occurred (See Note 5 to the Condensed Consolidated Financial Statements for additional information on the fair value of purchase consideration). The summary of the purchase consideration is as follows:

Index

In thousands
Cash	$80,932
Fair value of shares issued	53,675
Fair value of contingent consideration	12,500
$147,107

In accordance with ASC 805, Business Combinations, the acquisition of M5 was recorded as a purchase business acquisition. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using the Company’s discounted cash flow models from operating projections prepared by management using an internal rate of return ranging from 11.5% to 13.0%. The fair value of contingent earn-outs was derived using a probability-based approach that includes significant unobservable inputs. Refer to Note 5 for additional details of the inputs used to determine the fair value of the contingent earn-out. The excess of the fair value of consideration paid over the preliminary fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $115.3 million. The goodwill consists largely of expected synergies from combining the operations of M5 with that of the Company. The related goodwill recognized is not deductible for income tax purposes. All of the goodwill recorded in the M5 purchase price allocation is assigned to the hosted segment.

Preliminary Purchase Price Allocation

The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the acquisition date using preliminary information. In accordance with ASC 805, during the measurement period an acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. Accordingly, the Company has recognized measurement period adjustments made during both the fourth quarter of 2012 and the first and second quarters of 2013 to the fair value of certain assets acquired and liabilities assumed as a result of further refinements in the Company’s estimates. These adjustments were retrospectively applied to the March 23, 2012 acquisition date balance sheet. The effect of these adjustments on the preliminary purchase price allocation was an increase in goodwill of $3.4 million, an increase in current assets of $0.3 million, a decrease in other long-term assets of $2.2 million, an increase in deferred tax liability, net of $0.1 million, an increase in other liabilities assumed of $0.5 million and an increase in cash paid as part of the purchase consideration of $0.3 million. None of the adjustments had a material impact on the Company’s previously reported results of operations.

The total purchase price was allocated to M5’s net tangible and identifiable intangible assets based on their estimated fair values as of March 23, 2012, including retrospective adjustments, as set forth below. The following is the purchase price allocation:

	In thousands	Estimated useful lives (in years)
Current assets	$5,870
Intangible assets:
Existing technology	15,700	3-8
In process research and development	1,700	(a)
Customer relationships	23,000	7
Non-compete agreements	300	2
Goodwill	115,250
Other long-term assets	2,651
Deferred tax liability, net	(1,145)
Other liabilities assumed	(16,219)
	$147,107

(a)
In process research and development is not subject to amortization until the associated project has been completed. Alternatively, if the associated project is determined not to be viable, it will be expensed in the period when such determination is made.

Index

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

In addition to the measurement period adjustment impacting the purchase price allocation, the Company recognized a measurement period adjustment of $6.6 million related to the change in estimate of the sales, use and telecommunications taxes that existed as of the acquisition date. This adjustment was retrospectively applied to the March 23, 2012 to recognize the indemnification asset and increase the accrued taxes and surcharges to record amounts as if they had been known as of acquisition date and the balance sheet presentation as of June 30, 2012 has been updated for these amounts. The indemnification asset represents expected reimbursement the Company will receive from the escrow funds, currently held by an outside bank, pursuant to the M5 acquisition agreement. At December 31, 2012, the Company had a $7.0 million indemnification asset and $11.0 million accrued taxes and surcharges recorded in the consolidated balance sheets which related pre-acquisition and post-acquisition sales, use and telecommunications taxes based on the Company’s refined methodology used to calculate these estimated amounts.

4. Balance Sheet Details

Balance sheet components consist of the following:

	December 31,	June 30,
	2012	2012
	(Amounts in thousands)
Inventories:
Raw materials	$-	$130
Distributor inventory	1,548	1,858
Finished goods	18,835	18,224
Total inventories	$20,383	$20,212

Property and equipment:
Computer equipment and tooling	$19,718	$16,381
Software	3,654	2,710
Furniture and fixtures	2,458	2,210
Leasehold improvements & others	5,252	2,985
Total property and equipment	31,082	24,286
Less accumulated depreciation and amortization	(16,580)	(13,791)
Property and equipment – net	$14,502	$10,495

Deferred revenue:
Product	$4,755	$5,803
Support and services	43,938	40,963
Hosted and related services	3,183	2,746
Total deferred revenue	$51,876	$49,512

Index

Intangible Assets:

The following is a summary of the Company’s intangible assets as of the following dates (in thousands):

	December 31, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,810	$(2,053)	$1,757	$3,485	$(1,673)	$1,812
Technology	22,848	(6,246)	16,602	22,848	(3,673)	19,175
Customer relationships	23,300	(2,745)	20,555	23,300	(1,042)	22,258
Non-compete agreements	300	(116)	184	300	(41)	259
Intangible assets in process and other	3,030	-	3,030	1,800	-	1,800
Intangible assets	$53,288	$(11,160)	$42,128	$51,733	$(6,429)	$45,304

The intangible assets that are amortizable have estimated useful lives of two to eight years. During the three months ended December 31, 2012, the Company capitalized $0.7 million related to software development costs and purchased $75,000 of patents.  During the six months ended December 31, 2012, the Company capitalized $1.2 million related to software development costs and purchased $0.3 million of patents.

Research and development costs are expensed as incurred. In accordance with ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Such costs are amortized using the straight-line method over the estimated economic life of the product. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life. In most instances, the Company’s products are released soon after technological feasibility has been established, therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant.

During the three and six months ended December 31, 2012, the Company capitalized $0.7 million and $1.2 million of software development costs related to new products, respectively.  The software is not yet available for general release to customers; therefore, no amortization expense has been recognized related to these capitalized software costs.  The Company did not capitalize any software development costs for the three and six months ended December 31, 2011.

Amortization of intangible assets for the three months ended December 31, 2012 and 2011 was $2.4 million and $0.7 million, respectively. For the six months ended December 31, 2012 and 2011, amortization of intangible assets was $4.8 million and $1.3 million, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2013 (remaining six months)	$4,743
2014	8,940
2015	7,046
2016	6,379
2017	5,520
Thereafter	6,470
Total	$39,098

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

Index

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2012
Corporate notes and commercial paper	$8,214	$4	$(1)	$8,217
Total short-term investments	$8,214	$4	$(1)	$8,217

As of June 30, 2012
Corporate notes and commercial paper	$10,667	$6	$(2)	$10,671
U.S. Government agency securities	7,706	-	(2)	7,704
Total short-term investments	$18,373	$6	$(4)	$18,375

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of December 31, 2012
Less than 1 year	$7,592	$7,595
Due in 1 to 3 years	622	622
Total	$8,214	$8,217

	Amortized Cost	Fair Value
As of June 30, 2012
Less than 1 year	$10,312	$10,316
Due in 1 to 3 years	8,061	8,059
Total	$18,373	$18,375

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

Index

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$20,867	$20,867	$-	$-
U.S. Government agency securities	800	-	800	-
Short-term investments:
Corporate notes and commercial paper	8,217	-	8,217	-
Total assets measured and recorded at fair value	$29,884	$20,867	$9,017	$-
Liabilities:
Acquisition-related consideration (See Note 3)	$13,356	$-	$13,356	$-

The above table excludes $22.1 million of cash balances on deposit at banks.

	June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$10,322	$10,322	$-	$-
Short-term investments:
Corporate notes and commercial paper	10,671	-	10,671	-
U.S. Government agency securities	7,704	-	7,704	-
Total assets measured and recorded at fair value	$28,697	$10,322	$18,375	$-
Liabilities:
Acquisition-related contingent consideration (See Note 3)	$12,703	$-	$-	$12,703

The above table excludes $26.8 million of cash balances on deposit at banks.

The foreign exchange forward contracts outstanding as of December 31, 2012 are entered into by the Company on the last day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates; the change in the fair value is not material and is not reflected either as an asset or liability.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no material impairment charges during the three and six months ended December 31, 2012 and 2011, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The Company measures the fair value of outstanding debts for disclosure purposes on a recurring basis. As of both December 31, 2012 and June 30, 2012, long-term debt of $20.0 million is reported at amortized cost. This outstanding debt is classified at Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

Index

The purchase consideration for the Company’s acquisition of M5 included a contingent portion ranging from zero to $13.7 million and is subject to the achievement of certain revenue targets. As these revenue targets were met in full on December 31, 2012, we will pay the full $13.7 million out over the next two years, with $10.0 million to be paid in March 2013 and $3.7 million to be paid in January 2014. As these cash payments will happen in the future, the fair value of these as of December 31, 2012 was determined by taking the present value of these future cash payments using a present value discount rate of 6.0%. The purchase consideration is classified within Level 2 of the fair value hierarchy since it is based on observable inputs. As the purchase consideration changed from a Level 3 to a Level 2 liability due to the change from unobservable to observable inputs used to calculate the fair value as of December 31, 2012, the transfer in fair value hierarchy levels is as follows (in thousands):

Acquisition-Related Consideration
Level 3 transfer out value	$(13,356)
Level 2 transfer in value	13,356
Gain (loss) on transfer	$-

The change in the fair value of our purchase consideration liability is as follows (in thousands):

Fair Value
As of June 30, 2012	$12,703
Add: Adjustment to purchase consideration	653
As of December 31, 2012	$13,356

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. There was no impairment recorded in the three and six months ended December 31, 2012.

6. Line of credit

On March 15, 2012, the Company entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility are available for future borrowings.  The borrowings under the Credit Facility will accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA.  The Company also pays annual commitment fees during the term of the Credit Facility which varies depending on the Company’s consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements. As of December 31, 2012, the Company had an additional $29.0 million available for borrowing under the Credit Facility.

The Credit Facility contains customary representations and warranties and affirmative and negative covenants, including compliance with financial ratios and metrics. On December 4, 2012, the Company entered into an amendment to the Credit Facility which updated customary representations and warranties and affirmative and negative covenants, the Credit Facility and related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the Credit Facility. The Company was in compliance with all such covenants as of December 31, 2012.

For the three and six months ended December 31, 2012, the Company paid interest at an approximate rate of 2.5%. As of December 31, 2012, the Company had $20.3 million outstanding under the Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the debt.

7. Income Taxes

The Company recorded an income tax provision of $0.1 million for both the three months ended December 31, 2012 and 2011, and $0.3 million and $0.2 million for the six months ended December 31, 2012 and 2011, respectively.

Index

The tax provision of $0.1 million determined for the three months ended December 31, 2012 is primarily the result of income tax provisions for profitable foreign jurisdictions based upon income earned during this period and tax provisions for certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where we anticipate incurring a loss during the full fiscal year.

The income tax provision of $0.1 million for the three months ended December 31, 2011 represents the income tax provisions for profitable foreign jurisdictions based upon income earned during this period and tax provisions for certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where we anticipate incurring a loss during the full fiscal year.

The tax provision of $0.3 million determined for the six months ended December 31, 2012 is primarily the result of income tax provisions for profitable foreign jurisdictions based upon income earned during this period, tax provisions for certain states that are determined on a basis other than income earned and an increase in the valuation allowance recorded against deferred tax assets established upon the acquisition of M5. No income tax benefit was accrued for jurisdictions where we anticipate incurring a loss during the full fiscal year.

The income tax provision of $0.2 million for the six months ended December 31, 2011 represents the income tax provisions for profitable foreign jurisdictions based upon income earned during this period, tax provisions for certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where we anticipate incurring a loss during the full fiscal year.

The Company maintains liabilities for uncertain tax positions. As of December 31, 2012 and June 30, 2012, the Company’s total amounts of unrecognized tax benefits were $3.6 million and $3.6 million, respectively. Of the total of $3.6 million of unrecognized tax benefit as of December 31, 2012, only $0.1 million, if recognized, would impact the effective tax rate.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  While the Company expects to generate additional credits as a result of retroactive extension of the research and development credit provisions under this new law, it will not record a tax benefit for these additional credits in its financial statements. Any such tax credits generated by the Company will be offset by a full valuation allowance, as management does not believe it is more likely than not that these credits will be realized.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provisions for federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or as the underlying matters are settled or otherwise resolved. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2001 through 2012 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

 8. Common Stock

Common Shares Reserved for Issuance

At December 31, 2012, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	15,116
Reserved under employee stock purchase plan	143
Total	15,259

Index

9. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Expected life from grant date of option (in years)	5.42	6.08	5.32 - 5.42	6.08
Expected life from grant date of ESPP (in years)	0.50	0.50	0.50	0.50
Risk free interest rate for options	0.69%	0.95%	0.67 - 0.69%	1.14%
Risk free interest rate for ESPP	0.13 - 0.15%	0.05 - 0.07%	0.13 - 0.15%	0.05 - 0.07%
Expected volatility for options	69%	66%	69%	65%
Expected volatility for ESPP	44 - 57%	52 - 74%	44 - 57%	52 - 74%
Expected dividend yield	0%	0%	0%	0%

           During the three months ended December 31, 2012 and 2011, the Company recorded non-cash stock-based compensation expense of $3.5 million and $3.3 million, respectively. During the six months ended December 31, 2012 and 2011, the Company recorded non-cash stock-based compensation expense of $6.9 million and $6.5 million, respectively.

           Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of December 31, 2012, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $11.7 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 3 years.

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

Index

Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at July 1, 2012	8,944	$5.65
Options granted (weighted average fair value $2.44 per share)	1,602	4.28
Options exercised	(59)	1.92
Options cancelled/forfeited	(292)	5.78
Restricted stock units granted (see Note 12)	-
Restricted stock units cancelled/forfeited	-
Balance at December 31, 2012	10,195	$5.46	6.57	$2,434
Vested and expected to vest at December 31, 2012	9,100	$5.45	6.13	$2,406
Options exercisable at December 31, 2012	5,880	$5.27	4.91	$2,351

The total pre-tax intrinsic value for options exercised in the both three months ended December 31, 2012 and 2011 was $0.1 million, and $0.2 million and $0.4 million for the six months ended December 31, 2012 and 2011, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

11. Employee Stock Purchase Plan

On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st and November 1st, each year. Under the ESPP, employees purchased shares of the Company's common stock at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower.

In January 2012 and February 2011, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 481,433 and 469,980 shares, respectively.

As of December 31, 2012, 143,467 shares are reserved for future issuance.

12. Restricted Stock

Under the 2007 Plan, during the six months ended December 31, 2012 the Company issued fully vested restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at each one year anniversary from the date of grant.

Restricted stock award and restricted stock unit activity for the six months ended December 31, 2012 and 2011 is as follows (in thousands):

	Six Months Ended
	December 31,
	2012	2011
Beginning units outstanding	1,641	1,196
Awarded	526	501
Released	(488)	(221)
Forfeited	(122)	(69)
Ending units outstanding	1,557	1,407

Index

Information regarding restricted stock awards and restricted stock units outstanding at December 31, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,557	1.66	$6,601
Shares vested and expected to vest	1,108	1.44	$4,697

 13. Litigation, Commitments and Contingencies

Litigation — At December 31, 2012, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes.  In connection with the Company’s acquisition of M5 Networks, the Company assumed certain capital leases for equipment and other operating leases for equipment and facilities. All leases acquired were recorded at their respective fair values.  Future minimum lease payments under the noncancelable capital and operating leases as of December 31, 2012, are as follows (in thousands):

Years Ending June 30,	Operating Leases	Capital Leases
2013 (remaining six months)	$1,708	$691
2014	3,417	1,221
2015	2,575	330
2016	2,225	-
2017	2,016	-
Therafter	6,274	-
Total minimum lease payments	$18,215	2,242

Less: amount representing interest		(199)
Present value of total minimum lease payments		2,043
Less: current portion liability		(1,187)
Capital lease obligation, net of current portion		$856

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on December 31, 2012.

Rent expense for the three months ended December 31, 2012 and 2011 was $0.9 million and $0.5 million, respectively, and was $1.8 million and $1.0 million, for the six months ended December 31, 2012 and 2011, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $28.2 million as of December 31, 2012 and $22.3 million as of June 30, 2012.

Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of December 31, 2012.

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

14. Segment Information

Prior to the acquisition of M5, the Company was organized and operated as one reportable segment. In connection with the acquisition of M5, the Company evaluated the guidance in ASC 280, Segment Reporting, and concluded that the acquired business is distinct from the Company’s historical premise solutions and is therefore a separate reportable segment. M5’s hosted solutions and related services are now operated by the Company within its hosted segment. The Company’s legacy premise solutions are operated within the premise segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer (“CEO”). The Company’s CEO reviews revenue and gross profit for these two distinct segments to evaluate financial performance and allocate resources. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its segments in this internal reporting system because management does not include the information in its measurement of the performance of the operating segments. The financial information by the two reportable segments is also accompanied by information about revenue by geographic regions.

The following presents total revenue and gross profit by reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Total revenues:
Premise	$57,549	$58,012	$116,871	$111,870
Hosted	17,087	-	32,749	-
Total	$74,636	$58,012	$149,620	$111,870

Gross profit:
Premise	$38,201	$37,940	$77,547	$73,428
Hosted	5,687	-	12,207	-
Total	$43,888	$37,940	$89,754	$73,428

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
United States of America	$66,934	$50,858	$133,899	$97,988
International	7,702	7,154	15,721	13,882
Total	$74,636	$58,012	$149,620	$111,870

Revenue from one value-added distributor accounted for approximately 21% and 25% of the total revenue during the three months ended December 31, 2012 and 2011, respectively, and 22% and 20% of total revenue during the six months ended December 31, 2012 and 2011, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	December 31,	June 30,
	2012	2012
United States of America	$14,263	$10,230
International	239	265
Total	$14,502	$10,495

Index

The following presents the carrying value of goodwill for the Company’s reportable segments (in thousands):

	Premise Segment	Hosted Segment	Total
As of June 30, 2012	$7,415	$115,250	$122,665

As of December 31, 2012	$7,415	$115,250	$122,665

15. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three and six months ended December 31, 2012, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. The fair values recorded during the three and six months ended December 31, 2012 and 2011 were not material since these contracts were entered into on the last day of the period. These derivatives have maturities of approximately one month.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012		June 30, 2012
	Local Currency Amount	Notional Contract Amount (USD)	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	1,350	$1,410	970	$985
British pound	4,220	6,795	1,140	1,780
Euro	490	642	480	604
Total		$8,847		$3,369

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We were founded in September 1996 and shipped our first system in 1998. Since that time, we have continued to develop and enhance our product line. Our acquisition of M5 Networks, Inc. (“M5”), a leader in providing hosted unified communication solutions on March 23, 2012, expanded our products and service offerings to now include hosted solutions. Our acquisition of Agito Networks, Inc. (“Agito”), a provider of platform-agnostic enterprise mobility, in the second quarter of fiscal 2011, expanded our existing mobile solution with the vision of allowing users to communicate on any device, such as a desk phone, mobile phone, or computer, at any location using any cellular or Wi-Fi network  simply and cost effectively.

Index

We sell our solutions through our extensive network of over 1,000 authorized resellers served either by national distributors or by ShoreTel directly. ShoreTel solutions are also sold by strategic partners under their brand names, such as AT&T and HP for our mobility services.

Our solutions are available for businesses to operate in their own premise data centers or on a hosted, cloud-based platform. Solutions within our premise segment are comprised of our switches, IP phones and software application which work with our unique IP architecture to provide an integrated communication system. The hosted solutions business acquired from M5 is now a part of our hosted segment which we also refer to as the “Cloud Division”. The products and services of the hosted segment are now branded and sold as “ShoreTel Sky”. Our ShoreTel Sky solutions are comprised of our unique software delivered to the customer using our routers and IP phones.

We sell our premise products primarily through channel partners that market and sell our systems to enterprises across all industries, including small, medium and large companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. As of December 31, 2012, we worked with over 1,000 channel partners to sell our products. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

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

We sell our products using both single-tier and two-tier distribution channels to enterprises across all industries, including small, medium and large companies and public institutions. Our single-tier distribution channel consists of resellers that usually sell our products to end customers. Resellers usually do not stock our products and do not have rights of return. During the second quarter of fiscal 2011, we entered into arrangements with two major value-added distributors to distribute our comprehensive line of premise business communication solutions to resellers within the United States in what we refer to as a “two-tier” distribution model. During fiscal 2012, we expanded our two-tier network and added more value-added distributors to the network. We believe that the two-tier distribution model allows us to better serve our existing channel partners, to reach a larger number of prospective enterprise customers more effectively and to position us to continue to build momentum and capture increased market share in the IP telephony, mobility and UC markets.  Furthermore, the two-tier distribution model allows us to scale our business operations without making significant investments in product distribution facilities, thus allowing us to better manage our cost structure.  Our two-tier distribution channel consists of value-added distributors that stock and sell our products to other resellers or to end customers. The value-added distributors have limited rights of return. We refer to our resellers and value-added distributors collectively as “channel partners”.

Although we have historically sold our systems primarily to small and medium sized enterprises, in recent years, we have been expanding our sales and marketing activities to increase our focus on larger enterprise customers, including the creation of a major accounts program whereby our sales personnel assist our channel partners to sell to large enterprise customers. As of December 31, 2012, we had sold our products to approximately 27,000 enterprise customers.  To the extent we continue to successfully acquire larger enterprise customers in the United States and worldwide, we expect our sales cycle to increase, and the demands on our sales and support infrastructure to increase.

Index

We are headquartered in Sunnyvale, California and have sales, customer support, general and administrative and engineering functions in Texas. Following the acquisition of M5, our ShoreTel Sky related functions are performed from our offices in New York and Illinois. The majority of our personnel work at these locations. Sales, engineering, and support personnel are also located throughout the United States and, to a lesser extent, in Canada, the United Kingdom, Ireland, Germany, Spain, Hong Kong, Singapore, Philippines, India and Australia. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 10% and 12% of our total revenue for the three months ended December 31, 2012 and 2011, respectively and were 11% and 12% for the six months ended December 31, 2012 and 2011, respectively.  We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

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

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Deferred revenue for our hosted segment represents amounts paid by customers for future services to be provided. Our deferred revenue balance at December 31, 2012 was $51.9 million, of which $37.5 million is expected to be recognized within one year.

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

Gross margin for the hosted segment services is lower than the gross margins for the premise segment and is impacted primarily by the reselling of broadband costs to customers, employee-related expense, data communication cost, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in the hosted customer base, the gross margins for our hosted business may improve over time.

Operating expenses. Our operating expenses are comprised primarily of compensation and benefits for our employees. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce to support our anticipated growth, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Average revenue per user. We calculate the monthly average service revenue per user (ARPU) for our hosted segment as the average monthly recurring revenue per customer divided by the average number of seats per customer. The average monthly recurring revenue per customer is calculated as the monthly recurring service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication Internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three month period ended December 31, 2012 was approximately $60.

Revenue churn. Revenue churn for our hosted segment is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn as of December 31, 2012 was approximately 4%.

Index

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Premise Revenue. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise business. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction levels, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue has accounted for 59% and 80% of our total revenue for the three months ended December 31, 2012 and 2011, respectively and 60% and 79% of our total revenue for the six months ended December 31, 2012 and 2011, respectively. These sequential decreases in premise revenue as a percent of our total revenue relate to the total revenue base for the three and six months ended December 31, 2012 including hosted revenue resulting from our acquisition of M5 on March 23, 2012 with no corresponding revenue included in the total revenue for the three and six months ended December 31, 2011.

Premise support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Premise support and services revenues accounted for 18% and 20% of our total revenue for the three months ended December 31, 2012 and 2011, respectively, and 18% and 21% of our total revenue for the six months ended December 31, 2012 and 2011, respectively.

Hosted Revenue. Hosted services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, training and other professional services. Additionally, we offer our customers the ability to purchase phone systems from us directly or rent such systems as part of their service agreements. Our hosted services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted revenues accounted for 23% and 22% of our total revenues for the three and six months ended December 31, 2012, respectively. There was no hosted or related services revenue in the three and six months ended December 31, 2011.

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

Index

General and administrative expenses. General and administrative expenses primarily relate to our executive, finance, human resources, legal and information technology organizations. General and administrative expenses primarily consist of personnel costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense, software amortization costs, sales and telecom taxes, depreciation expense and facilities expenses. As we expand our business, we expect general and administrative expenses to increase in absolute dollars.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the six months ended December 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2012 Annual Report on Form 10-K.

Index

Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for the three and six months ended December 31, 2012 and 2011 (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue:
Product	$43,769	$46,277	$89,603	$88,461
Hosted and related services	17,087	-	32,749	-
Support and services	13,780	11,735	27,268	23,409
Total revenue	74,636	58,012	149,620	111,870
Cost of revenue:
Product (1)	15,069	16,103	30,856	30,558
Hosted and related services (1)	11,400	-	20,542	-
Support and services (1)	4,279	3,969	8,468	7,884
Total cost of revenue	30,748	20,072	59,866	38,442
Gross profit	43,888	37,940	89,754	73,428
Gross profit %	58.8%	65.4%	60.0%	65.6%

Operating expenses:
Research and development (1)	12,195	12,240	26,148	24,053
Sales and marketing (1)	31,739	21,596	62,495	42,818
General and administrative (1)	9,292	6,349	17,887	12,978
Total operating expenses	53,226	40,185	106,530	79,849
Loss from operations	(9,338)	(2,245)	(16,776)	(6,421)
Other income (expense), net	(926)	(196)	(1,328)	(595)
Loss before provision for tax	(10,264)	(2,441)	(18,104)	(7,016)
Provision for income tax	90	97	287	164
Net loss	$(10,354)	$(2,538)	$(18,391)	$(7,180)
Net loss per share - basic and diluted (2)	$(0.18)	$(0.05)	$(0.32)	$(0.15)
Shares used in computing net loss per share - basic and diluted (2) (2)	58,566	47,946	58,376	47,666

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$34	$33	$84	$74
Cost of hosted and related service revenue	40	-	78	-
Cost of support and services revenue	239	209	446	408
Research and development	919	911	1,978	1,923
Sales and marketing	1,073	1,053	1,935	2,067
General and administrative	1,194	1,066	2,331	2,050
Total stock-based compensation expense	$3,499	$3,272	$6,852	$6,522

(2) Potentially dilutive securities were not included in the compilation of diluited net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue:
Product	59%	80%	60%	79%
Hosted and related services	23%	-	22%	-
Support and services	18%	20%	18%	21%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	20%	28%	20%	27%
Hosted and related services	15%	-	14%	-
Support and services	6%	7%	6%	7%
Total cost of revenue	41%	35%	40%	34%
Gross profit	59%	65%	60%	66%
Operating expenses:
Research and development	16%	21%	17%	22%
Sales and marketing	43%	37%	42%	38%
General and administrative	12%	11%	12%	12%
Total operating expenses	71%	69%	71%	72%
Loss from operations	(12%)	(4%)	(11%)	(6%)
Other income (expense), net	(1%)	-	(1%)	-
Loss before provision for income tax	(13%)	(4%)	(12%)	(6%)
Provision for income tax	-	-	-	-
Net loss	(13%)	(4%)	(12%)	(6%)

Use of Non-GAAP Financial Measures

We believe that evaluating our ongoing operating results may limit the reader’s understanding if limited to reviewing only generally accepted accounting principles (GAAP) financial measures. Many investors and analysts have requested that, in addition to reporting financial information in accordance with GAAP that we also disclose certain non-GAAP information because it is useful in understanding our performance as it excludes non-cash and other non-recurring charges or credits that many investors and management feel may obscure our true operating performance. Likewise, we use these non-GAAP financial measures to manage and assess the profitability of the business and determine a portion of our employee compensation. We do not consider stock-based compensation charges, amortization of purchased intangibles, severance charges, interest charge from change in fair value of contingent consideration and related tax adjustments (non-GAAP adjustments) in managing the core operations. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP net income (loss) is calculated by adjusting GAAP net income (loss) for non-GAAP adjustments. Non-GAAP net income (loss) per share is calculated by dividing non-GAAP net income (loss) by the weighted average number of basic and diluted shares outstanding for the period. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. We have provided a reconciliation of non-GAAP financial measures in the following tables:

Index

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended				Six Months Ended
	December 31, 2012				December 31, 2012
	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP
Revenue:
Product	$43,769	$-		$43,769	$89,603	$-		$89,603
Hosted and related services	17,087	-		17,087	32,749	-		32,749
Support and services	13,780	-		13,780	27,268	-		27,268
Total revenues	74,636	-		74,636	149,620	-		149,620
Cost of revenue
Product	15,069	(294)	(a),(b)	$14,775	30,856	(604)	(a),(b)	$30,252
Hosted and related services	11,400	(1,716)	(a),(b),(e)	9,684	20,542	(2,511)	(a),(b),(c),(e)	18,031
Support and services	4,279	(239)	(a)	4,040	8,468	(448)	(a),(c)	8,020
Total cost of revenue	30,748	(2,249)		28,499	59,866	(3,563)		56,303
Gross profit	43,888	2,249		46,137	89,754	3,563		93,317
Gross profit %	58.8%			61.8%	60.0%			62.4%

Operating expenses:
Research and development	12,195	(919)	(a)	$11,276	26,148	(2,077)	(a),(c)	$24,071
Sales and marketing	31,739	(1,924)	(a),(b)	29,815	62,495	(3,872)	(a),(b),(c)	58,623
General and administrative	9,292	(2,180)	(a),(b),(e)	7,112	17,887	(3,393)	(a),(b),(c),(e)	14,494
Total operating expenses	53,226	(5,023)		48,203	106,530	(9,342)		97,188
Loss from operations	(9,338)	7,272		(2,066)	(16,776)	12,905		(3,871)
Other income (expense) - net	(926)	465	(d)	(461)	(1,328)	653	(d)	(675)
Loss before provision for income tax	(10,264)	7,737		(2,527)	(18,104)	13,558		(4,546)
Provision for income tax	90	(2)	(f)	88	287	(145)	(f)	142
Net loss	$(10,354)	$7,739		$(2,615)	$(18,391)	$13,703		$(4,688)
Net loss per share:
Basic and diluted (g)	$(0.18)	$0.14		$(0.04)	$(0.32)	$0.24		$(0.08)

Shares used in computing net loss per share:
Basic and diluted (g)	58,566			58,566	58,376			58,376

(a) Excludes stock-based compensation included in:
Cost of product revenue		$34				$84
Cost of hosted and related service revenue		40				78
Cost of support and services revenue		239				446
Research and development		919				1,978
Sales and marketing		1,073				1,935
General and administrative		1,194				2,331
		$3,499				$6,852

(b) Excludes amortization of acquisition-related intangibles included in:
Cost of product revenue		$260				$520
Cost of hosted and related services		749				1,498
Sales and marketing		851				1,702
General and administrative		38				76
		$1,898				$3,796

(c) Excludes severance included in:
Cost of hosted and related service revenue		$-				$8
Cost of support and services revenue		-				2
Research and development		-				99
Sales and marketing		-				235
General and administrative		-				38
		$-				$382

(d) Excludes interest charge from change in fair value of contingent consideration included in:
Other expense		$465				$653

(e) Excludes prior quarter charge for change in estimate of sales, use and telecommunications tax recognized in the current quarter:
Cost of hosted and related service revenue		$927				$927
General and administrative		948				948
		$1,875				$1,875

(f) Excludes the deferred tax benefit arising from acquisition and tax impact of the items which are excluded in (a) to (e) above.

(g) Potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended				Six Months Ended
	December 31, 2011				December 31, 2011
	GAAP	Excludes		Non-GAAP	GAAP	Excludes		Non-GAAP
Revenue:
Product	$46,277	$-		$46,277	$88,461	$-		$88,461
Support and services	11,735	-		11,735	23,409	-		23,409
Total revenues	58,012	-		58,012	111,870	-		111,870
Cost of revenue
Product	16,103	(218)	(a), (b)	15,885	30,558	(444)	(a), (b)	30,114
Support and services	3,969	(209)	(a)	3,760	7,884	(408)	(a)	7,476
Total cost of revenue	20,072	(427)		19,645	38,442	(852)		37,590
Gross profit	37,940	427		38,367	73,428	852		74,280
Gross profit %	65.4%			66.1%	65.6%			66.4%

Operating expenses:
Research and development	12,240	(911)	(a)	11,329	24,053	(1,923)	(a)	22,130
Sales and marketing	21,596	(1,083)	(a), (b)	20,513	42,818	(2,127)	(a), (b)	40,691
General and administrative	6,349	(1,566)	(a), (c)	4,783	12,978	(2,550)	(a), (c)	10,428
Total operating expenses	40,185	(3,560)		36,625	79,849	(6,600)		73,249
Loss from operations	(2,245)	3,987		1,742	(6,421)	7,452		1,031
Other income (expense), net	(196)	-		(196)	(595)	-		(595)
Loss before provision for income tax	(2,441)	3,987		1,546	(7,016)	7,452		436
Provision for income tax	97	12	(d)	109	164	12	(d)	176
Net loss	$(2,538)	$3,975		$1,437	$(7,180)	$7,440		$260
Net loss per share:
Basic	$(0.05)	$0.08		$0.03	$(0.15)	$0.16		$0.01
Diluted	$(0.05)	$0.08		$0.03	$(0.15)	$0.16		$0.01

Shares used in computing net loss per share:
Basic	47,946			47,946	47,666			47,666
Diluted	47,946			49,228	47,666			49,202

(a) Excludes stock-based compensation as follows:
Cost of product revenue		$33				$74
Cost of support and services revenue		209				408
Research and development		911				1,923
Sales and marketing		1,053				2,067
General and administrative		1,066				2,050
		$3,272				$6,522

(b) Excludes amortization of acquisition-related intangibles:
Cost of product revenue		$185				$370
Sales and marketing		30				60
		$215				$430

(c) Excludes litigaiton settlement included in:
General and administrative		$500				$500

(d) Excludes the tax impact of the items which are excluded in (a) to (c) above.

Comparison of the three months ended December 31, 2012 and December 31, 2011

Revenue.

	Three Months Ended
	December 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Revenue	$74,636	$58,012	$16,624	29%

Total revenue increased by $16.6 million or 29% in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  The increase in the overall revenue is due primarily to $17.1 million of additional revenue associated with our hosted business following our acquisition of M5 on March 23, 2012 partially offset by a $0.5 million decline in premise revenue.

Index

Premise Revenue

Premise product revenue decreased by $2.5 million or 5% in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, primarily due to lower sales volumes from our larger regional partners. Our international revenue represented 13% of our premise revenue in the three months ended December 31, 2012 as compared to 12% in three months ended December 31, 2011. Premise support and services revenue increased by $2.0 million or 17% in three months ended December 31, 2012 as compared to three months ended December 31, 2011. The increase in support and services revenue was primarily due to additional sales to existing customers resulting in higher post-contractual support revenues as well as the continued expansion of our customer base resulting from sales to new customers.

Hosted Revenue

Hosted and related service revenue contributed $17.1 million of revenue for the three months ended December 31, 2012 as a result of our acquisition of M5 on March 23, 2012. There were no such revenues in the three months ended December 31, 2011

Cost of revenue and gross profit.

	Three Months Ended
	December 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$30,748	$20,072	$10,676	53%
Gross profit	43,888	37,940	5,948	16%
Gross margin	59%	65%	n/a	(6%)

Gross margin decreased to 59% in the three months ended December 31, 2012 as compared to 65% in the three months ended December, 2011. The decrease in the overall gross margins is mostly due to the change in the revenue mix resulting from the addition of the hosted business which has lower margins than our premise-based business.

Premise Gross Margin

Premise product gross margins increased slightly to 66% in three months ended December 31, 2012 as compared to 65% in the three months ended December 31, 2011. Premise support and services gross margins increased to 69% in the three months ended December 31, 2012 as compared to 66% in the three months ended December 31, 2011. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Hosted Gross Margin

Hosted and related service gross margin was 33% for the three months ended December 31, 2012. Hosted and related service gross margins for the three months ended December 31, 2012 included $0.9 million in costs related to the change in estimate of regulatory telecommunications fees. There were no related costs in the three months ended December 31, 2011.  As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other cost reductions in our service delivery platform.

Operating expenses.

	Three Months Ended
	December 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Research and development	$12,195	$12,240	$(45)	0%
Sales and marketing	31,739	21,596	10,143	47%
General and administration	9,292	6,349	2,943	46%

Research and development. Research and development expenses remained relatively consistent in both the three months ended December 31, 2012 and 2011, despite growth in our overall business due to synergies achieved by existing headcount which allowed lower personnel costs. Research and development expenses for the three months ended December 31, 2012 would have included a total of $0.7 million in software development costs, mainly personnel related and consulting costs, had they not been capitalized during this period.

Index

Sales and marketing. Sales and marketing expenses increased by $10.1 million or 47% in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  The increase in sales and marketing expenses from the prior period is primarily due to an increase in personnel related costs including, benefits, bonus and commissions of $4.6 million due to an increase in headcount related primarily to the M5 acquisition in March 2012 as well as the expansion of our sales force associated with our premise business, advertising and promotional activities of $2.9 million, amortization expense of $0.8 million related to addition of intangible assets as part of the M5 acquisition on March 23, 2012, consulting and outside services of $0.8 million and increased facilities and office expenses of $0.4 million.

General and administrative. General and administrative expenses increased by $2.9 million or 46% in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The increase in general and administrative expenses from the prior period is primarily due to an increase in personnel related costs including benefits and variable compensation of $1.1 million, a $0.7 million charge in the three months ended December 31, 2012 related to the change in estimate of sales, use and telecommunications taxes with no corresponding charge during the three months ended December 31, 2011, an increase in software license fees of $0.3 million, an increase in consulting and outside service fees of $0.3 million, as well as an increase in audit and tax service fees of $0.4 million. These increases are due to the increase in overall expenses to support a growing business including the addition of facilities and headcount resulting from the acquisition of M5 in March 2012.

Other income (expense), net.

	Three Months Ended
	December 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(926)	$(196)	$(730)	372%

Other income (expense), net. Other expense increased to $0.7 million in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 as a result of an increase in interest expense of $0.7 million due to additional interest expense associated with our Credit Facility and due to interest expense recognized in connection with contingent purchase consideration liabilities in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.

Provision for income tax.

	Three Months Ended
	December 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$90	$97	$(7)	(7%)

Provision for income tax. The provision from income taxes remained relatively consistent in both the three months ended December 31, 2012 and 2011.

Comparison of the six months ended December 31, 2012 and December 31, 2011

Revenue.

	Six Months Ended
	December 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Revenue	$149,620	$111,870	$37,750	34%

Total revenue increased by $37.8 million or 34% in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.  The increase in the overall revenue is due primarily to due to $32.8 million additional revenue associated with our hosted business following our acquisition of M5 on March 23, 2012 and to $5.0 million increase in premise revenue resulting from the continued growth and expansion of our premise solution business as a result of greater market acceptance of our products and services.

Index

Premise Revenue

Premise product revenue increased by $1.1 million or 1% in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011, primarily due to slightly higher sales volumes. Our international revenue represented 13% of our premise revenue in the six months ended December 31, 2012 as compared to 12% in six months ended December 31, 2011. Premise support and services revenue increased by $3.9 million or 16% in six months ended December 31, 2012 as compared to six months ended December 31, 2011. The increase in support and services revenue was primarily due to additional sales to the existing customers resulting in higher post-contractual support revenues as well as the growth in sales to new customers.

Hosted Revenue

Hosted and related service revenue contributed $32.8 million of revenue for the six months ended December 31, 2012 as a result of our acquisition of M5 during March 2012. There were no such revenues in the six months ended December 31, 2011.

Cost of revenue and gross profit.

	Six Months Ended
	December 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$59,866	$38,442	$21,424	56%
Gross profit	89,754	73,428	16,326	22%
Gross margin	60%	66%	n/a	(6%)

Gross margin decreased to 60% in the six months ended December 31, 2012 as compared to 66% in the six months ended December, 2011. The decrease in the overall gross margins is mostly due to the change in the revenue mix resulting from the addition of the hosted business which has lower margins than our premise-based business.

Premise Gross Margin

Premise product gross margins remained consistent during the period at 66% for both the six months ended December 31, 2012 and 2011. Premise support and services gross margins increased to 69% in the six months ended December 31, 2012 as compared to 66% in the six months ended December 31, 2011. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Hosted Gross Margin

Hosted and related service gross margins were 37% for the six months ended December 31, 2012. Hosted and related service gross margins for the six months ended December 31, 2012 included $0.9 million in costs related to the change in estimate of regulatory telecommunications fees. There were no related costs in the six months ended December 31, 2011.

Operating expenses.

	Six Months Ended
	December 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Research and development	$26,148	$24,053	$2,095	9%
Sales and marketing	62,495	42,818	19,677	46%
General and administration	17,887	12,978	4,909	38%

Research and development. Research and development expenses increased by $2.1 million or 9% in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.  The increase in research and development expenses from the prior period is primarily due to higher personnel costs, including benefits and bonus of $2.1 million due to an increase in headcount primarily attributable to the M5 acquisition on March 23, 2012. Research and development expenses for the six months ended December 31, 2012 would have included a total of $1.2 million in software development costs, mainly personnel related and consulting costs, had they not have been capitalized during this period.

Index

Sales and marketing. Sales and marketing expenses increased by $19.7 million or 46% in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.  The increase in sales and marketing expenses from the prior period is primarily due to an increase in personnel related costs including, benefits, bonus and commissions of $10.1 million due to an increase in headcount related to the M5 acquisition in March 2012 as well as the expansion of our sales force associated with our premise business, advertising and promotional activities of $4.8 million, amortization expense of $1.6 million related to addition of intangible assets as part of the M5 acquisition in March 2012, consulting and outside services of $1.2 million and increased facilities and office expenses of $0.6 million.

General and administrative. General and administrative expenses increased by $4.9 million or 38% in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011. The increase in general and administrative expenses from the prior period is primarily due to an increase in personnel related costs including benefits and bonus of $2.6 million, an increase in audit and tax service fees of $0.8 million, a $0.7 million charge in the six months ended December 31, 2012 related to the change in estimate of sales, use and telecommunications taxes with no corresponding charge during the six months ended December 31, 2011 and an increase in software license fees of $0.5 million. These increases are due to the increase in overall expenses to support a growing business including the addition of facilities and headcount resulting from the acquisition of M5 in March 2012.

Other income (expense), net.

	Six Months Ended
	December 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(1,328)	$(595)	$(733)	123%

Other income (expense), net. Other expense increased by $0.7 million in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 as a result of an increase in interest expense of $1.0 million due to interest expense associated with our Credit Facility and due to interest expense recognized in connection with contingent purchase consideration liabilities in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011, offset by a decrease in foreign exchange loss of $0.4 million due to a more moderate strengthening of the U.S. dollar against foreign currencies.

Provision for income tax.

	Six Months Ended
	December 31,
	2012	2011	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$287	$164	$123	75%

Provision for income tax. The provision for income taxes increased by $0.1 million in the six months ended December 31, 2012 as compared to the six months ended December 31, 2011. This increase in the income tax provision for the six months ended December 31, 2012 compared to the six months ended December 31, 2011 is due to a $0.1 million increase in the valuation allowance recorded against deferred tax assets established upon the acquisition of M5 during the six months ended December 31, 2012.

 Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	December 31,	June 30,	Increase/
	2012	2012	(Decrease)
Cash and cash equivalents	$43,839	$37,120	$6,719
Short-term investments	8,217	18,375	(10,158)
Total	$52,056	$55,495	$(3,439)

Index

 As of December 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $52.1 million, accounts receivable of $31.8 million and the balance of $29.0 million available for borrowing under our Credit Facility.

On March 15, 2012, we entered into a secured credit agreement (the “Credit Facility”) with Silicon Valley Bank to finance a portion of the M5 acquisition including paying related fees and expenses and for general corporate purposes. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit facility are available for future borrowings. The borrowings under the Credit Facility will accrue interest either (at our election) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the our Consolidated EBITDA (as defined in the Credit Agreement), or (ii) the higher of (a) SVB’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon our Consolidated EBITDA.  We also pay an annual commitment fee during the term of the Credit Agreement which varies depending on our Consolidated EBITDA. The Credit Facility is secured by substantially all of our assets. For the three and six months ended December 31, 2012, the Company paid interest at an approximate rate of 2.5%. The amount payable under the Credit Facility was $20.3 million as of December 31, 2012.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Six Months Ended
	December 31
	2012	2011
Cash provided by operating activities	$4,250	$10,187
Cash provided by (used in) investing activities	2,822	(7,466)
Cash provided by (used in) financing activities	(353)	2,075
Net increase in cash and cash equivalents	$6,719	$4,796

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

Net loss during the six months ended December 31, 2012 and 2011 included non-cash charges of $6.9 million and $6.5 million in stock-based compensation expense, respectively, and depreciation and amortization of $7.6 million and $3.3 million, respectively. Net loss during the six months ended December 31, 2012 also included a non-cash charge of $0.7 million in interest expense recognized related to acquisition-related consideration. No such charges were included in the net loss for the six months ended December 31, 2011.

 Cash provided by operating activities during the six months ended December 31, 2012 also reflects net changes in operating assets and liabilities, which provided $7.4 million of cash consisting primarily of a decrease in accounts receivable of $2.4 million due to improved collections coupled with lower revenue, increase in deferred revenue of $2.4 million due to higher support contracts and increased billings through our value-added distributors, an increase in accrued taxes and surcharges of $3.2 million due to a change in estimate of sales, use and telecommunication taxes, an increase in accounts payable of $2.2 million, an increase in accrued employee compensation of $0.9 million and a decrease in other assets of $0.2 million. These cash inflows were offset by an increase in indemnification asset of $0.4 million, an increase in prepaid expenses and other current assets of $0.2 million, an increase in inventory of $0.2 million and a decrease in accrued and other liabilities of $3.0 million.

Index

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

Net cash provided by investing activities was $2.8 million during the six months ended December 31, 2012 primarily related to maturities of short-term investments of $14.4 million offset by the purchase of short-term investments of $4.3 million, purchases of property and equipment of $5.7 million and purchases of patents, technology and internally developed software of $1.6 million.

Net cash used in investing activities was $7.5 million during the six months ended December 31, 2011. Net cash used in investing activities in the six months ended December 31, 2011 mainly related to the purchase of short-term investments of $24.9 million, purchase of property, plant and equipment of $1.4 million and purchase of patents of $0.6 million. These cash outflows were offset by maturities of short-term investments of $19.4 million.

Cash flows from financing activities

Net cash used in financing activities was $0.4 million for the six months ended December 31, 2012. In the six months ended December, 2012, we received proceeds of $1.0 million from the issuance of common stock under various employee benefit plans, offset by $0.7 million paid for employee tax obligations on the vesting of restricted stock units and $0.6 million in payments in relation to our capital leases. Net cash provided by financing activities was $2.1 million for the six months ended December 31, 2011. In the six months ended December 31, 2011 we received $2.5 million from the exercise of stock options and issuance of common stock under our employee stock purchase plan, and paid $0.4 million associated with employee tax obligations on the vesting of restricted stock units which had been settled on a “net basis” to compensated for the payment of such obligations.

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

Index

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2012 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$18,215	$3,407	$5,417	$5,161	$4,230
Capital lease obligations	2,242	1,345	897	-	-
Line of credit	20,332	-	-	20,332	-
Non-cancellable purchase commitments (inventory and software licenses)	28,233	27,920	313	-	-
Outstanding letters of credit	635	635	-	-	-
Total	$69,657	$33,307	$6,627	$25,493	$4,230

The purchase consideration for our acquisition of M5 included a contingent portion ranging from zero to $13.7 million and is subject to the achievement of certain revenue targets. As these revenue targets were met in full as of December 31, 2012, we will pay the $13.7 million in cash over the next two years to the former shareholders of M5. See Note 3 to the Condensed Consolidated Financial Statements for additional information on the acquisition of M5.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in Australian dollar, British pound and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of December 31, 2012, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $1.0 million.

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

Our principal offices and our disaster recovery site are located in California near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. Our primary data centers for our ShoreTel Sky services are located in New York, which can experience natural disasters such as the recent superstorm.  We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. For example, as a result of the recent superstorm Sandy that affected the east coast, our New York data centers experienced outages for a period of time.  This outage could have an adverse effect on our brand and ultimately our results of operations.  In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

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

We have experienced interruptions in service in the past, including as a result of the recent superstorm Sandy in October 2012. While we have not experienced a material increase in customer attrition following these past events, the harm to our reputation is difficult to assess. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure and expanding the redundancy capabilities of our data centers. However, service interruptions continue to be a significant risk for us and could materially impact our business.

Any future service interruptions could:

●	cause our customers to seek damages for losses incurred;

●	require us to replace existing equipment or add redundant facilities;

●	affect our reputation as a reliable provider of hosting services;

●	cause existing customers to cancel or elect to not renew their contracts; or

●	make it more difficult for us to attract new customers.

Index

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

Date: February 8, 2013

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Amendment Letter to $50,000,000 Senior Secured Credit Facilities Credit Agreement dated as of March 15, 2012 among the Company, the lenders named therein and Silicon Valley Bank

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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