Form 10-Q
period 2013-03-31
ShoreTel Inc
filed 2013-05-10
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, 58,859,185 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended March 31, 2013

Index

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$36,773	$37,120
Short-term investments	11,598	18,375
Accounts receivable, net of allowances of $650 as of March 31, 2013 and $774 as of June 30, 2012	32,085	34,198
Inventories	21,991	20,212
Indemnification asset	5,674	6,570
Prepaid expenses and other current assets	5,531	5,275
Total current assets	113,652	121,750
Property and equipment - net	16,390	10,495
Goodwill	122,750	122,665
Intangible assets - net	40,125	45,304
Other assets	3,467	2,939
Total assets	$296,384	$303,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,098	$9,697
Accrued liabilities and other	16,622	16,134
Accrued employee compensation	11,185	12,151
Accrued taxes and surcharges	10,138	7,852
Purchase consideration	3,525	9,398
Deferred revenue	35,452	35,829
Total current liabilities	92,020	91,061

Long-term revolving credit facility, net of debt issuance costs	29,974	19,946
Long-term deferred revenue	14,628	13,683
Long-term purchase consideration	-	3,305
Other long-term liabilities	3,700	4,926
Total liabilities	140,322	132,921
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; shares issued and outstanding, 58,799 and 58,057 shares as of March 31, 2013 and June 30, 2012, respectively	319,881	310,646
Accumulated other comprehensive income (loss)	(1)	2
Accumulated deficit	(163,818)	(140,416)
Total stockholders’ equity	156,062	170,232
Total liabilities and stockholders’ equity	$296,384	$303,153

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue:
Product	$45,511	$42,440	$135,114	$130,901
Hosted and related services	18,239	1,294	50,988	1,294
Support and services	14,570	12,570	41,838	35,979
Total revenue	78,320	56,304	227,940	168,174
Cost of revenue:
Product (1)	15,392	14,160	46,248	44,718
Hosted and related services (1)	11,418	780	31,960	780
Support and services (1)	4,070	4,104	12,538	11,988
Total cost of revenue	30,880	19,044	90,746	57,486
Gross profit	47,440	37,260	137,194	110,688
Operating expenses:
Research and development (1)	13,065	13,137	39,213	37,190
Sales and marketing (1)	29,497	22,566	91,992	65,384
General and administrative (1)	9,270	6,541	27,157	19,519
Acquisition-related costs	-	4,488	-	4,488
Total operating expenses	51,832	46,732	158,362	126,581
Loss from operations	(4,392)	(9,472)	(21,168)	(15,893)
Other income (expense):
Interest income	25	64	118	190
Interest expense	(364)	(45)	(1,453)	(93)
Other income (expense), net	(219)	(23)	(551)	(696)
Total other expense	(558)	(4)	(1,886)	(599)
Loss before provision for (benefit from) income tax	(4,950)	(9,476)	(23,054)	(16,492)
Provision for (benefit from) income tax	61	(964)	348	(800)
Net loss	$(5,011)	$(8,512)	$(23,402)	$(15,692)
Net loss per share - basic and diluted	$(0.09)	$(0.17)	$(0.41)	$(0.33)
Shares used in computing net loss per share - basic and diluted (2)	58,755	49,126	58,500	48,196

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$14	$32	$98	$106
Cost of hosted and related service revenue	39	-	117	-
Cost of support and services revenue	154	210	600	618
Research and development	500	901	2,478	2,824
Sales and marketing	530	1,039	2,465	3,106
General and administrative	812	978	3,143	3,028
Total stock-based compensation expense	$2,049	$3,160	$8,901	$9,682

(2) Potentially dilutive securities were not included in the computation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2013
	(In thousands)		(In thousands)
Net loss	$(5,011)	$(8,512)	$(23,402)	$(15,692)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on short-term investments	(4)	35	(3)	(35)
Other comprehensive income (loss)	(4)	35	(3)	(35)

Comprehensive loss	$(5,015)	$(8,477)	$(23,405)	$(15,727)

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,402)	$(15,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,664	5,151
Stock-based compensation expense	8,901	9,682
Amortization of premium on investments	145	178
Loss on disposal of property and equipment	87	27
Benefit for doubtful accounts receivable	-	141
Release of deferred tax valuation allowance	-	(1,040)
Change in fair value of purchase consideration	822	-
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	2,113	3,754
Inventories	(1,528)	(4,035)
Indemnification asset	896	(6,570)
Prepaid expenses and other current assets	(256)	(1,552)
Other assets	(528)	(365)
Accounts payable	4,943	2,932
Accrued liabilities and other	(483)	1,872
Accrued employee compensation	(966)	(1,643)
Accrued taxes and surcharges	2,286	6,570
Purchase consideration	(868)	-
Deferred revenue	568	10,531
Net cash provided by operating activities	4,394	9,941

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(9,718)	(2,625)
Purchases of investments	(11,210)	(39,109)
Proceeds from sale/maturities of investments	17,839	33,958
Business acquisitions, net of cash acquired	-	(78,108)
Purchases of patents, technology and internally developed software	(1,929)	(550)
Payments of purchase consideration associated with acquisition	(9,132)	-
Net cash used in investing activities	(14,150)	(86,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,070	2,722
Taxes paid on vested and released stock awards	(736)	(543)
Borrowings from line of credit	21,974	24,947
Payments made for line of credit	(12,008)	-
Payments made for capital leases	(891)	-
Net cash provided by financing activities	9,409	27,126

NET DECREASE IN CASH AND CASH EQUIVALENTS	(347)	(49,367)
CASH AND CASH EQUIVALENTS - Beginning of period	37,120	89,695
CASH AND CASH EQUIVALENTS - End of period	$36,773	$40,328

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$716	$92
Cash paid for taxes	$138	$215

NONCASH INVESTING AND FINANCING ACTIVITIES:

Fair value of contingent consideration payable to M5	$-	$12,500
Shares issued as consideration in M5 acquisition	$-	$53,675
Property, plant and equipment acquired on capital lease	$41	$67
Unpaid portion of property and equipment purchases included in period-end accruals	$1,202	$151

See Notes to Condensed Consolidated Financial Statements

Index

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of pure Internet Protocol, or IP, Unified Communications systems for enterprises while offering both premise-based and hosted business solutions. The Company’s premise systems are based on its distributed software architecture and switch-based hardware platforms which enable multi-site enterprises to be served by a single telecommunications system. The Company’s premise systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, management believes that the Company’s systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.  The Company also offers a hosted solution based on the Company’s proprietary Unified Communication platform. The hosted solution offers a secure and managed business communications solution to enterprises with minimal capital investment required. The Company’s hosted architecture offers a wide variety of applications and services which provide a full user experience along with the capability to scale based on a customer’s evolving needs.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of March 31, 2013, and for the three and nine months ended March 31, 2013 and 2012 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

In connection with the M5 Networks, Inc. (“M5”) acquisition, the consolidated balance sheet at June 30, 2012 has been recast to include retrospective purchase accounting adjustments. These adjustments were retrospectively applied to the March 23, 2012 acquisition date balance sheet. These adjustments pertain to measurement period adjustments during the nine months ended March 31, 2013 based on the valuation of assets acquired and liabilities assumed in the M5 acquisition. The effect on the consolidated balance sheet at June 30, 2012, as a result of the recast, is an increase in indemnification asset of $6.6 million, a decrease to property and equipment of $2.3 million, an increase to goodwill of $2.5 million, an increase to other assets of $1.0 million, a decrease in accounts payable of $50,000, an increase in accrued liabilities and other of $0.3 million, an increase of accrued taxes and surcharges of $6.6 million and an increase to other long-term liabilities of $0.9 million.  The effect on the consolidated statement of cash flow for the nine months ended March 31, 2012, as a result of the recast, is an increase in the indemnification asset of $6.6 million and an increase in accrued taxes and surcharges of $6.6 million.

Reclassifications

Accrued taxes and surcharges of $1.3 million have been reclassified from accrued liabilities and other to a separate line item in the consolidated balance sheets at June 30, 2012, to conform to the presentation at March 31, 2013.

Computation of Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 11.2 million and 9.8 million shares were not included in the computation of diluted net loss per share for the three and nine months ended March 31, 2013 and 2012, respectively, because such securities were anti-dilutive.

Index

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of March 31, 2013, all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.  Accounts receivable from one value-added distributor accounted for 26% of total accounts receivable at March 31, 2013. At June 30, 2012 one value-added distributor accounted for 22% of the total accounts receivable.

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

In September 2011, the FASB issued ASU No. 2011-8, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-8), which provides guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was effective for the Company beginning July 1, 2012. The adoption of ASU 2011-8 did not have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either as a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income (loss) to net income (loss) alongside their respective components of net income (loss) and other comprehensive income (loss). The Company has adopted the disclosure provisions on a retrospective basis, except for the provision deferred. This adoption did not have an impact on the Company’s results of operations or financial position, but resulted in the presentation of a separate consolidated statement of comprehensive loss. The deferred provision will be adopted in the three months ended September 30, 2013 and is not expected to have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-2, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2012-2), an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, and early adoption is permitted. The adoption of this accounting standard update is not expected to have a material impact on the Company's Consolidated Financial Statements.

3. Business Combination

M5 Networks, Inc. Acquisition

On March 23, 2012, the Company acquired all outstanding common stock of M5 Networks, Inc., a privately-held company based in New York and a provider of hosted unified communications solutions.  The acquisition of M5 allows the Company to expand its product offering to include Unified Communication product and services over cloud-based platforms. The purchase consideration includes 9.5 million shares issued to the shareholders of M5, cash payment of $80.9 million, and additional cash earn-outs (not to exceed $13.7 million in aggregate) payable over the next two years contingent upon achieving certain revenue targets for the twelve months ending December 31, 2012. The shares issued as consideration are valued based on the closing stock price of the Company’s common stock on March 23, 2012, (representing a Level 1 measurement). As revenue targets related to the contingent consideration were met in full on December 31, 2012, the Company paid $10.0 million in March 2013 and will pay the full remaining $3.7 million in January 2014. Any changes in the fair value of contingent consideration from events after the acquisition date were recognized in earnings of the period when the event occurred (See Note 5 to the Condensed Consolidated Financial Statements for additional information on the fair value of purchase consideration). The summary of the purchase consideration is as follows:

Index

In thousands
Cash	$80,932
Fair value of shares issued	53,675
Fair value of contingent consideration	12,500
$147,107

In accordance with ASC 805, Business Combinations, the acquisition of M5 was recorded as a purchase business acquisition. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets and contingent earn-outs were derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using the Company’s discounted cash flow models from operating projections prepared by management using market participant rates ranging from 11.5% to 13.0%. The fair value of contingent earn-outs was derived using a probability-based approach that includes significant unobservable inputs. Refer to Note 5 for additional details of the inputs used to determine the fair value of the contingent earn-out. The excess of the fair value of consideration paid over the fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $115.3 million. The goodwill consists largely of expected synergies from combining the operations of M5 with that of the Company. The related goodwill recognized is not deductible for income tax purposes. All of the goodwill recorded in the M5 purchase price allocation is assigned to the hosted segment.

Purchase Price Allocation

The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the acquisition date using preliminary information. In accordance with ASC 805, during the measurement period an acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. Accordingly, the Company has recognized measurement period adjustments made during both the fourth quarter of 2012 and the first, second and third quarters of 2013 to the fair value of certain assets acquired and liabilities assumed as a result of further refinements in the Company’s estimates. These adjustments were retrospectively applied to the March 23, 2012 acquisition date balance sheet. The effect of these adjustments on the preliminary purchase price allocation was an increase in goodwill of $3.5 million, a decrease in current assets of $0.3 million, a decrease in other long-term assets of $2.2 million, an increase in deferred tax liability, net of $0.1 million, an increase in other liabilities assumed of $0.6 million and an increase in cash paid as part of the purchase consideration of $0.3 million. None of the adjustments had a material impact on the Company’s previously reported results of operations.

The total purchase price was allocated to M5’s net tangible and identifiable intangible assets based on their estimated fair values as of March 23, 2012, including retrospective adjustments, as set forth below. The following is the purchase price allocation:

Index

	In thousands	Estimated useful lives (in years)
Current assets	$5,870
Intangible assets:
Existing technology	15,700	3-8
In process research and development	1,700	(a)
Customer relationships	23,000	7
Non-compete agreements	300	2
Goodwill	115,335
Other long-term assets	2,651
Deferred tax liability, net	(1,145)
Other liabilities assumed	(16,304)
	$147,107

(a)
In process research and development is not subject to amortization until the associated project has been completed. Alternatively, if the associated project is determined not to be viable, it will be expensed in the period when such determination is made.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The Company finalized the allocation of purchase price during the three months ended March 31, 2013.

In addition to the measurement period adjustment impacting the purchase price allocation, the Company recognized a measurement period adjustment of $6.6 million related to the change in estimate of the sales, use and telecommunications taxes that existed as of the acquisition date. This adjustment was retrospectively applied to March 23, 2012 to recognize the indemnification asset and increase the accrued taxes and surcharges to record amounts as if they had been known as of acquisition date and the balance sheet presentation as of June 30, 2012 has been updated for these amounts. The indemnification asset represents reimbursement the Company reasonably expects to receive from the escrow funds, currently held by an outside bank, pursuant to the M5 acquisition agreement. At March 31, 2013, the Company had a $5.7 million indemnification asset and $10.1 million accrued taxes and surcharges liability recorded in the consolidated balance sheets which related to pre-acquisition and post-acquisition sales, use and telecommunications taxes based on the Company’s refined methodology used to calculate these estimated amounts.

Index

4. Balance Sheet Details

Balance sheet components consist of the following:

	March 31,	June 30,
	2013	2012
	(Amounts in thousands)
Inventories:
Raw materials	$128	$130
Distributor inventory	866	1,858
Finished goods	20,997	18,224
Total inventories	$21,991	$20,212

Property and equipment:
Computer equipment and tooling	$21,965	$16,381
Software	3,459	2,710
Furniture and fixtures	3,051	2,210
Leasehold improvements & others	6,198	2,985
Total property and equipment	34,673	24,286
Less accumulated depreciation and amortization	(18,283)	(13,791)
Property and equipment – net	$16,390	$10,495

Deferred revenue:
Product	$2,765	$5,803
Support and services	44,678	40,963
Hosted and related services	2,637	2,746
Total deferred revenue	$50,080	$49,512

Intangible Assets:

The following is a summary of the Company’s intangible assets as of the following dates (in thousands):

	March 31, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,810	$(2,250)	$1,560	$3,485	$(1,673)	$1,812
Technology	22,948	(7,538)	15,410	22,848	(3,673)	19,175
Customer relationships	23,300	(3,596)	19,704	23,300	(1,042)	22,258
Non-compete agreements	300	(153)	147	300	(41)	259
Intangible assets in process and other	3,304	-	3,304	1,800	-	1,800
Intangible assets	$53,662	$(13,537)	$40,125	$51,733	$(6,429)	$45,304

The intangible assets that are amortizable have estimated useful lives of two to eight years. During the three months ended March 31, 2013, the Company capitalized $0.4 million related to software development costs.  During the nine months ended March 31, 2013, the Company capitalized $1.6 million related to software development costs and purchased $0.3 million of patents.

Index

Research and development costs are expensed as incurred. In accordance with ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Such costs are amortized using the straight-line method over the estimated economic life of the product. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life. In most instances, the Company’s products are released soon after technological feasibility has been established; therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant.

During the three and nine months ended March 31, 2013, the Company capitalized $0.4 million and $1.6 million of software development costs related to new products, respectively.  The software is not yet available for general release to customers; therefore, no amortization expense has been recognized related to these capitalized software costs.  The Company did not capitalize any software development costs for the three and nine months ended March 31, 2012.

Amortization of intangible assets for the three months ended March 31, 2013 and 2012 was $2.4 million and $0.9 million, respectively. For the nine months ended March 31, 2013 and 2012, amortization of intangible assets was $7.2 million and $2.2 million, respectively.

The estimated amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2013 (remaining three months)	$2,380
2014	8,973
2015	7,080
2016	6,399
2017	5,519
Thereafter	6,470
Total	$36,821

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of March 31, 2013
Corporate notes and commercial paper	$11,599	$2	$(3)	$11,598
Total short-term investments	$11,599	$2	$(3)	$11,598

As of June 30, 2012
Corporate notes and commercial paper	$10,667	$6	$(2)	$10,671
U.S. Government agency securities	7,706	-	(2)	7,704
Total short-term investments	$18,373	$6	$(4)	$18,375

Index

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of March 31, 2013
Less than 1 year	$7,605	$7,604
Due in 1 to 3 years	3,994	3,994
Total	$11,599	$11,598

	Amortized Cost	Fair Value
As of June 30, 2012
Less than 1 year	$10,312	$10,316
Due in 1 to 3 years	8,061	8,059
Total	$18,373	$18,375

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

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,488	$1,488	$-	$-
U.S. Government agency securities	500	-	500	-
Corporate notes and commercial paper	150	-	150	-
Short-term investments:
Corporate notes and commercial paper	11,598	-	11,598	-
Total assets measured and recorded at fair value	$13,736	$1,488	$12,248	$-
Liabilities:
Acquisition-related consideration (See Note 3)	$3,525	$-	$3,525	$-

The above table excludes $34.6 million of cash balances on deposit at banks.

Index

	June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$10,322	$10,322	$-	$-
Short-term investments:
Corporate notes and commercial paper	10,671	-	10,671	-
U.S. Government agency securities	7,704	-	7,704	-
Total assets measured and recorded at fair value	$28,697	$10,322	$18,375	$-
Liabilities:
Acquisition-related contingent consideration (See Note 3)	$12,703	$-	$-	$12,703

The above table excludes $26.8 million of cash balances on deposit at banks.

The foreign exchange forward contracts outstanding as of March 31, 2013 are entered into by the Company on the last day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value is not material and is not reflected either as an asset or a liability.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no material impairment charges during the three and nine months ended March 31, 2013 and 2012, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The Company measures the fair value of outstanding debts for disclosure purposes on a recurring basis. As of March 31, 2013 and June 30, 2012, long-term debt of $30.0 million and $20.0 million, respectively, is reported at amortized cost. This outstanding debt is classified at Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

The purchase consideration for the Company’s acquisition of M5 included a contingent portion ranging from zero to $13.7 million and was subject to the achievement of certain revenue targets. As these revenue targets were met in full on December 31, 2012, we paid $10.0 million in March 2013 and will pay the full remaining $3.7 million in January 2014. As the $3.7 million cash payment will happen in the future, the fair value of this as of March 31, 2013 was determined by taking the present value of these future cash payments using a present value discount rate of 6.0%. The purchase consideration is classified within Level 2 of the fair value hierarchy since it is based on observable inputs. During the nine months ended March 31, 2013, the purchase consideration was reclassified from a Level 3 to a Level 2 liability due to the change from unobservable to observable inputs used to calculate the fair value. The transfer in fair value hierarchy levels for the purchase consideration balances remaining unpaid as of March 31, 2013 is as follows (in thousands):

Acquisition-Related Consideration
Level 3 transfer out value	$(3,525)
Level 2 transfer in value	3,525
Gain (loss) on transfer	$-

Index

The change in the fair value of our purchase consideration liability is as follows (in thousands):

Fair Value
As of June 30, 2012	$12,703
Add: Adjustment to purchase consideration	822
Less: Payment of purchase consideration	(10,000)
As of March 31, 2013	$3,525

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. There was no impairment recorded in the three and nine months ended March 31, 2013.

6. Line of credit

On March 15, 2012, the Company entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility are available for future borrowings.  The borrowings under the Credit Facility will accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA.  The Company also pays annual commitment fees during the term of the Credit Facility which varies depending on the Company’s consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements. As of March 31, 2013, the Company had an additional $9.1 million available for borrowing under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. On December 4, 2012, the Company entered into an amendment to the Credit Facility which updated customary affirmative and negative covenants, the Credit Facility and related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the Credit Facility. The Company was in compliance with all such covenants as of March 31, 2013.

For the three and nine months ended March 31, 2013, the Company paid interest at an approximate rate of 2.5%. As of March 31, 2013, the Company had $30.3 million outstanding under the Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the debt.

7. Income Taxes

The Company recorded an income tax provision of $0.1 million and $0.3 million for the three and nine months ended March 31, 2013, respectively and an income tax benefit of $1.0 million and $0.8 million for the three and nine months ended March 31, 2012, respectively.

The tax provision of $0.1 million determined for the three months ended March 31, 2013 is primarily the result of income tax provisions for profitable foreign jurisdictions based upon income earned during this period and tax provisions for certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where we anticipate incurring a loss during the full fiscal year.

The tax provision of $0.3 million determined for the nine months ended March 31, 2013 is primarily the result of income tax provisions for profitable foreign jurisdictions based upon income earned during this period, tax provisions for certain states that are determined on a basis other than income earned and an increase in the valuation allowance recorded against deferred tax assets established upon the acquisition of M5. No income tax benefit was accrued for jurisdictions where we anticipate incurring a loss during the full fiscal year.

During the three months ended March 31, 2012, the Company acquired M5 Networks, Inc. and recorded approximately $40.7 million of intangible assets. The Company recorded a net deferred tax liability of $1.0 million from the increased step-up in basis of intangibles and the net operating loss carryforwards of M5 Networks, Inc. As a result of the increased deferred tax liability from the acquisition, the Company released the valuation allowance on its existing net deferred tax assets for an equivalent amount. The income tax benefit for the three months ended March 31, 2012 includes a tax provision of $0.1 million offset by the release of valuation allowance of $1.0 million. The income tax benefit for the nine months ended March 31, 2012 includes a tax provision of $0.2 million offset by the release of valuation allowance of $1.0 million.

Index

The Company maintains liabilities for uncertain tax positions. As of March 31, 2013 and June 30, 2012, the Company’s total amounts of unrecognized tax benefits were $3.7 million and $3.6 million, respectively. Of the total of $3.7 million of unrecognized tax benefit as of March 31, 2013, only $0.1 million, if recognized, would impact the effective tax rate.

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

 8. Common Stock

Common Shares Reserved for Issuance

At March 31, 2013, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	17,965
Reserved under employee stock purchase plan	731
Total	18,696

 9. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Expected life from grant date of option (in years)	5.46	6.08	5.32-5.46	6.08
Expected life from grant date of ESPP (in years)	0.50	0.50	0.50	0.50
Risk free interest rate for options	0.83%	0.90%	0.67-0.83%	0.90-1.15%
Risk free interest rate for ESPP	0.12%	0.09%	0.12-0.15%	0.05-0.09%
Expected volatility for options	69%	66%	69%	65-66%
Expected volatility for ESPP	44%	74%	44-57%	52-74%
Expected dividend yield	0%	0%	0%	0%

            During the three months ended March 31, 2013 and 2012, the Company recorded non-cash stock-based compensation expense of $2.0 million and $3.2 million, respectively. During the nine months ended March 31, 2013 and 2012, the Company recorded non-cash stock-based compensation expense of $8.9 million and $9.7 million, respectively.

            Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of March 31, 2013, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $10.3 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 3 years.

Index

10. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provided for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. This plan was terminated in January 2007 for new issuances.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees, directors and consultants of the Company. Options granted generally vest ratably over four years from the date of grant. The 2007 Plan provides that the options shall be exercisable over a period not to exceed ten years. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. Pursuant to the provisions under the 2007 Plan, on January 1st of each year, the number of shares in the reserve shall be increased by the provisions set forth in the 2007 Plan, subject to approval by the Company’s Board of Directors. The Company’s board of directors increased the number of shares authorized and reserved for issuance under the 2007 Plan during the three months ended March 31, 2013 and 2012, by 2.9 million shares and 2.4 million shares, respectively.

Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2012	8,944	$5.65
Options granted (weighted average fair value $2.49 per share)	1,762	4.28
Options exercised	(94)	2.32
Options cancelled/forfeited	(816)	5.52
Balance at March 31, 2013	9,796	$5.45	6.05	$1,685
Vested and expected to vest at March 31, 2013	8,924	$5.46	5.76	$1,685
Options exercisable at March 31, 2013	6,156	$5.34	4.42	$1,685

The total pre-tax intrinsic value for options exercised was $0.1 million in both three months ended March 31, 2013 and 2012, and $0.2 million and $0.5 million for the nine months ended March 31, 2013 and 2012, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

In January 2013 and January 2012, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 587,188 and 481,433 shares, respectively.

As of March 31, 2013, 730,655 shares are reserved for future issuance.

12. Restricted Stock

Under the 2007 Plan, during the nine months ended March 31, 2013 the Company issued fully vested restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at each one year anniversary from the date of grant.

Index

Restricted stock award and restricted stock unit activity for the nine months ended March 31, 2013 and 2012 is as follows (in thousands):

	Nine Months Ended
	March 31,
	2013	2012
Beginning units outstanding	1,641	1,196
Awarded	622	540
Released	(594)	(280)
Forfeited	(231)	(109)
Ending units outstanding	1,438	1,347

Information regarding restricted stock awards and restricted stock units outstanding at March 31, 2013 is summarized below:

`	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,438	1.44	$5,221
Shares vested and expected to vest	1,073	1.23	$3,896

 13. Litigation, Commitments, Contingencies and Leases

Litigation — At March 31, 2013, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes.  In connection with the Company’s acquisition of M5 Networks, the Company assumed certain capital leases for equipment and other operating leases for equipment and facilities. All leases acquired were recorded at their respective fair values.  Future minimum lease payments under the noncancelable capital and operating leases as of March 31, 2013, are as follows (in thousands):

Years Ending June 30,	Operating Leases	Capital Leases
2013 (remaining three months)	$894	$341
2014	3,550	1,221
2015	2,600	327
2016	2,250	-
2017	2,041	-
Therafter	6,289	-
Total minimum lease payments	$17,624	1,889

Less: amount representing interest		(148)
Present value of total minimum lease payments		1,741
Less: current portion liability		(1,175)
Capital lease obligation, net of current portion		$566

Index

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on March 31, 2013.

Rent expense for the three months ended March 31, 2013 and 2012 was $1.0 million and $0.6 million, respectively, and was $2.8 million and $1.6 million, for the nine months ended March 31, 2013 and 2012, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $21.0 million as of March 31, 2013 and $22.3 million as of June 30, 2012.

Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of March 31, 2013.

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

The following presents total revenue and gross profit by reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Total revenues:
Premise	$60,081	$55,010	$176,952	$166,880
Hosted	18,239	1,294	50,988	1,294
Total	$78,320	$56,304	$227,940	$168,174

Gross profit:
Premise	$40,619	$36,746	$118,166	$110,174
Hosted	6,821	514	19,028	514
Total	$47,440	$37,260	$137,194	$110,688

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
United States of America	$71,175	$49,230	$205,074	$147,218
International	7,145	7,074	22,866	20,956
Total	$78,320	$56,304	$227,940	$168,174

Index

Revenue from one value-added distributor accounted for approximately 22% and 24% of the total revenue during the three months ended March 31, 2013 and 2012, respectively, and 22% and 21% of total revenue during the nine months ended March 31, 2013 and 2012, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	March 31,	June 30,
	2013	2012
United States of America	$15,697	$10,230
International	693	265
Total	$16,390	$10,495

The following presents the carrying value of goodwill for the Company’s reportable segments (in thousands):

	Premise Segment	Hosted Segment	Total
As of June 30, 2012	$7,415	$115,250	$122,665
Addition	-	85	85
As of March 31, 2013	$7,415	$115,335	$122,750

15. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three and nine months ended March 31, 2013, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. The fair values recorded during the three and nine months ended March 31, 2013 and 2012 were not material since these contracts were entered into on the last day of the period. These derivatives have maturities of approximately one month.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013			June 30, 2012
	Local Currency Amount		Notional Contract Amount (USD)	Local Currenc Amount		Notional Contract Amount (USD)
Australian dollar	$	670	$694	$	970	$985
British pound	£	1,210	1,839	£	1,140	1,780
Euro	€	180	230	€	480	604
Total			$2,763			$3,369

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index

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

We were founded in September 1996 and shipped our first system in 1998. Since that time, we have continued to develop and enhance our product lines. Our acquisition of M5 Networks, Inc. (“M5”), a leader in providing hosted unified communication solutions on March 23, 2012, expanded our products and service offerings to now include hosted solutions. Our acquisition of Agito Networks, Inc. (“Agito”), a provider of platform-agnostic enterprise mobility, in the second quarter of fiscal 2011, expanded our existing mobile solution with the vision of allowing users to communicate on any device, such as a desk phone, mobile phone, or computer, at any location using any cellular or Wi-Fi network simply and cost effectively.

We sell our solutions through our extensive network of approximately 1,000 authorized resellers served either by national distributors or by ShoreTel directly. ShoreTel solutions are also sold by strategic partners under their brand names, such as AT&T and HP for our mobility services.

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

We sell our premise products primarily through channel partners that market and sell our systems to enterprises across all industries, including small, medium and large companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. As of March 31, 2013, we worked with over 1,000 channel partners to sell our products. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

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

Our phone, switch and server products are manufactured by contract manufacturers located in the United States and in China. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement, final testing and assembly of our products, which allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain a manufacturing operation.

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

Index

Although we have historically sold our systems primarily to small and medium sized enterprises, in recent years, we have been expanding our sales and marketing activities to increase our focus on larger enterprise customers, including the creation of a major accounts program whereby our sales personnel assist our channel partners to sell to large enterprise customers. As of March 31, 2013, we had sold our products to approximately 28,000 enterprise customers.  To the extent we continue to successfully acquire larger enterprise customers in the United States and worldwide, we expect our sales cycle to increase, and the demands on our sales and support infrastructure to increase.

We are headquartered in Sunnyvale, California and have sales, customer support, general and administrative and engineering functions in Texas. Following the acquisition of M5, our ShoreTel Sky related functions are performed from our offices in New York and Illinois. The majority of our personnel work at these locations. Sales, engineering, and support personnel are also located throughout the United States and, to a lesser extent, in Canada, the United Kingdom, Ireland, Germany, Spain, Hong Kong, Singapore, Philippines, India and Australia. While most of our customers are located in the United States, we have experienced a decrease in revenue from international sales, which accounted for approximately 9% and 13% of our total revenue for the three months ended March 31, 2013 and 2012, respectively and were 10% and 12% for the nine months ended March 31, 2013 and 2012, respectively. These decreases in international sales as a percent of total revenue are due to the introduction of hosted and related service revenue on March 23, 2012 as a result of our acquisition of M5, which had customers located soley in the United States. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

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

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Deferred revenue for our hosted segment represents amounts paid by customers for future services to be provided. Our deferred revenue balance at March 31, 2013 was $50.1 million, of which $35.5 million is expected to be recognized within one year.

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

Gross margin for the hosted segment services is lower than the gross margins for the premise segment and is impacted primarily by the reselling of broadband circuits to customers, employee-related expense, data communication cost, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in the hosted customer base, the gross margins for our hosted business may improve over time.

Index

Operating expenses. Our operating expenses are comprised primarily of compensation and benefits for our employees. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce in the Hosted business to support our anticipated growth, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Average revenue per user. We calculate the monthly average service revenue per user (ARPU) for our hosted segment as the average monthly recurring revenue per customer divided by the average number of seats per customer. The average monthly recurring revenue per customer is calculated as the monthly recurring service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication Internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU, using our modified calculation methodology, for the three month period ended March 31, 2013 was approximately $50 as compared to $57 for the three month period ended June 30, 2012, the first full three month period in which the Cloud Division was included in our operating results. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of circuits to new customers as compared to the existing customer base.

Revenue churn. Revenue churn for our hosted segment is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services as of March 31, 2013 was approximately 4% as compared to 4% as of June 30, 2012.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Premise Revenue. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise business. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction levels, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue has accounted for 58% and 76% of our total revenue for the three months ended March 31, 2013 and 2012, respectively and 59% and 78% of our total revenue for the nine months ended March 31, 2013 and 2012, respectively. These sequential decreases in premise revenue as a percent of our total revenue relate to the total revenue base for the three and nine months ended March 31, 2013 was primarily related to including hosted revenue resulting from our acquisition of M5 on March 23, 2012 with only eight days of corresponding revenue included in the total revenue for the three and nine months ended March 31, 2012.

Premise support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Premise support and services revenues accounted for 19% and 22% of our total revenue for the three months ended March 31, 2013 and 2012, respectively, and 18% and 21% of our total revenue for the nine months ended March 31, 2013 and 2012, respectively.

Hosted Revenue. Hosted services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, training, installation and other professional services. Additionally, we offer our customers the ability to purchase IP phones from us directly or rent such systems as part of their service agreements. Our hosted services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted revenues accounted for 23% of our total revenues for both the three and nine months ended March 31, 2013. Hosted revenues accounted for 2% and 1% of our total revenues for the three and nine months ended March 31, 2012 which represented eight days of revenue subsequent to the acquisition of M5 on March 23, 2012.

Index

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the nine months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2012 Annual Report on Form 10-K.

Index

Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for the three and nine months ended March 31, 2013 and 2012 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue:
Product	$45,511	$42,440	$135,114	$130,901
Hosted and related services	18,239	1,294	50,988	1,294
Support and services	14,570	12,570	41,838	35,979
Total revenue	78,320	56,304	227,940	168,174
Cost of revenue:
Product (1)	15,392	14,160	46,248	44,718
Hosted and related services (1)	11,418	780	31,960	780
Support and services (1)	4,070	4,104	12,538	11,988
Total cost of revenue	30,880	19,044	90,746	57,486
Gross profit	47,440	37,260	137,194	110,688
Gross profit %	60.6%	66.2%	60.2%	65.8%

Operating expenses:
Research and development (1)	13,065	13,137	39,213	37,190
Sales and marketing (1)	29,497	22,566	91,992	65,384
General and administrative (1)	9,270	6,541	27,157	19,519
Acquisition-related costs	-	4,488	-	4,488
Total operating expenses	51,832	46,732	158,362	126,581
Loss from operations	(4,392)	(9,472)	(21,168)	(15,893)
Other income (expense), net	(558)	(4)	(1,886)	(599)
Loss before provision for (benefit from) income tax	(4,950)	(9,476)	(23,054)	(16,492)
Provision for (benefit from) income tax	61	(964)	348	(800)
Net loss	$(5,011)	$(8,512)	$(23,402)	$(15,692)
Net loss per share - basic and diluted (2)	$(0.09)	$(0.17)	$(0.40)	$(0.33)
Shares used in computing net loss per share - basic and diluted (2) (2)	58,755	49,126	58,500	48,196

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$14	$32	$98	$106
Cost of hosted and related service revenue	39	-	117	-
Cost of support and services revenue	154	210	600	618
Research and development	500	901	2,478	2,824
Sales and marketing	530	1,039	2,465	3,106
General and administrative	812	978	3,143	3,028
Total stock-based compensation expense	$2,049	$3,160	$8,901	$9,682

(2) Potentially dilutive securities were not included in the computation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index

The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue:
Product	58%	76%	59%	78%
Hosted and related services	23%	2%	23%	1%
Support and services	19%	22%	18%	21%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	19%	26%	20%	27%
Hosted and related services	15%	1%	14%	-
Support and services	5%	7%	6%	7%
Total cost of revenue	39%	34%	40%	34%
Gross profit	61%	66%	60%	66%
Operating expenses:
Research and development	17%	23%	17%	22%
Sales and marketing	37%	40%	40%	38%
General and administrative	12%	12%	12%	12%
Acquisition-related costs	-	8%	-	3%
Total operating expenses	66%	83%	69%	75%
Loss from operations	(5%)	(17%)	(9%)	(9%)
Other income (expense), net	(1%)	-	(1%)	-
Loss before provision for (benefit from) income tax	(6%)	(17%)	(10%)	(9%)
Provision for (benefit from) income tax	-	(2%)	-	-
Net loss	(6%)	(15%)	(10%)	(9%)

Comparison of the three months ended March 31, 2013 and March 31, 2012

Revenue.

	Three Months Ended
	March 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Revenue	$78,320	$56,304	$22,016	39%

Total revenue increased by $22.0 million or 39% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  The increase in the overall revenue is due primarily to $16.9 million of additional revenue associated with our hosted business following our acquisition of M5 on March 23, 2012 as well as a $5.1 million increase in premise revenue.

Premise Revenue

Premise product revenue increased by $3.1 million or 7% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily due to higher sales volumes. Our international premise revenue represented 12% and 13% of our premise revenue in the three months ended March 31, 2013 and 2012, respectively. Premise support and services revenue increased by $2.0 million or 16% in three months ended March 31, 2013 as compared to three months ended March 31, 2012. The increase in support and services revenue was primarily due to additional sales to existing customers resulting in higher post-contractual support revenues due to high renewal rates on maintenance contracts as well as the continued expansion of our customer base resulting from sales to new customers.

Index

Hosted Revenue

Hosted and related service revenue contributed $18.2 million and $1.3 million of total revenue for the three months ended March 31, 2013 and March 31, 2012, respectively. As the acquisition of M5 occurred on March 23, 2012, only eight days of activity related to the newly acquired hosted and related service business were included in the results for the three months ended March 31, 2012 as compared to a full quarter of activity included in the results for the three months ended March 31, 2013.

Cost of revenue and gross profit.

	Three Months Ended
	March 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$30,880	$19,044	$11,836	62%
Gross profit	47,440	37,260	10,180	27%
Gross margin	61%	66%	n/a	(5%)

Overall gross margin decreased to 61% in the three months ended March 31, 2013 as compared to 66% in the three months ended March 31, 2012. The decrease in the overall gross margins is mostly due to the change in the revenue mix resulting from the addition of the hosted business which has lower margins than our premise-based business.

Premise Gross Margin

Premise product gross margins decreased slightly to 66% in three months ended March 31, 2013 as compared to 67% in the three months ended March 31, 2012. Premise support and services gross margins increased to 72% in the three months ended March 31, 2013 as compared to 67% in the three months ended March 31, 2012. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Hosted Gross Margin

Hosted and related service gross margin was 37% for the three months ended March 31, 2013 as compared to 40% for the three months ended March 31, 2012. Hosted and related service gross margins for the three months ended March 31, 2013 included $0.5 million in costs related to a change in estimate of regulatory telecommunications fees. There were no related costs in the three months ended March 31, 2012. As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other cost reductions in our service delivery platform.

Our hosted business service offering includes cost elements that are unique to the hosted service offering which in turn, impacts the overall hosted service gross margins. Specifically, as part of our hosted service offering, we provide our customers unlimited domestic calling plans and internet service plans. To provide calling services, we purchase and resell minutes and calling plans from various national and regional telecommunication carriers. Additionally, we purchase and resell telecommunications circuits from various local and national internet service providers as a service to customers. As a result of reselling calling plans and providing internet data plans to customers, we incur various regulatory charges. In addition, the hosted gross margin is impacted by the amortization of intangible assets related to the recent acquisition of M5 Networks and the premise business has much lower similar amortization charges from prior acquisitions.

Upon completion of our acquisition of M5 Networks, we have undertaken several initiatives to create greater efficiencies in the delivery of our hosted services.  These initiatives include:

•	Integration to common hardware platforms;

•	Integration of our customer support services teams;

•	Consolidation of data centers;

•	Development of our next generation product.

Index

While we believe that through the execution of these initiatives we will improve our gross margins, due to the nature of the unique costs identified above and the overall timing to execute our gross margin improvement initiatives, we do not anticipate that gross margins for our hosted and related services will be commensurate with that of premise business in the short term.

Operating expenses.

	Three Months Ended
	March 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Research and development	$13,065	$13,137	$(72)	(1%)
Sales and marketing	29,497	22,566	6,931	31%
General and administration	9,270	6,541	2,729	42%
Acquisition-related costs	-	4,488	(4,488)	(100%)

Research and development. Research and development expenses remained relatively consistent in both the three months ended March 31, 2013 and 2012, despite growth in our overall business due to synergies achieved by existing headcount which allowed lower personnel costs. Research and development expenses for the three months ended March 31, 2013 would have included a total of $0.4 million in software development costs, mainly personnel related and consulting costs, had they not been capitalized during this period.

Sales and marketing. Sales and marketing expenses increased by $6.9 million or 31% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  The increase in sales and marketing expenses from the prior period is primarily due to an increase in personnel related costs including benefits, bonus and commissions of $2.4 million due to an increase in headcount related primarily to the M5 acquisition on March 23, 2012, advertising and promotional activities of $3.4 million, amortization expense of $0.8 million related to addition of intangible assets as part of the M5 acquisition on March 23, 2012 and consulting and outside services of $0.5 million. As the acquisition of M5 occurred on March 23, 2012, only eight days of activity related to the added operations were included in the results for the three months ended March 31, 2012 as compared to a full three months of comparable expense included in the results for the three months ended March 31, 2013.

General and administrative. General and administrative expenses increased by $2.7 million or 42% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase in general and administrative expenses from the prior period is primarily due to an increase in personnel related costs including benefits and variable compensation of $1.4 million, an increase in consulting and outside service fees of $0.5 million, a $0.5 million charge in the three months ended March 31, 2013 related to the change in estimate of sales, use and telecommunications taxes with no corresponding charge during the three months ended March 31, 2012 and an increase in legal fees of $0.4 million. These increases are due to the increase in overall expenses to support a growing business including the addition of facilities and headcount resulting from the acquisition of M5 in March 2012.

Acquisition-related costs. Acquisition related costs decreased by $4.5 million in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The costs incurred in the three months ended March 31, 2012 reflect direct costs we incurred in connection with the acquisition of M5 Networks, Inc. There were no such costs in the three months ended March 31, 2013.

Other income (expense), net.

	Three Months Ended
	March 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(558)	$(4)	$(554)	13850%

Other income (expense), net. Other expense increased to $0.5 million in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 as a result of an increase in interest expense of $0.3 million and an increase in foreign exchange loss of $0.2 million. The increase in interest expense was due to additional interest expense associated with our Credit Facility and due to interest expense recognized in connection with contingent purchase consideration liabilities in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase in foreign exchange loss was due to a strengthening of foreign currencies against the U.S. dollar.

Index

Provision for (benefit from) income tax.

	Three Months Ended
	March 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Provision for (benefit from) income tax	$61	$(964)	$1,025	(106%)

Provision for (benefit from) income tax. The provision for income taxes increased by $1.0 million in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase in the income tax provision for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to the release of valuation allowance against our deferred tax assets during the three months ended March 31, 2012 that resulted in the recognition of a $1.0 million income tax benefit.  The release of valuation allowance for the three months ended March 31, 2012 was associated with certain purchase accounting adjustments following the acquisition of M5.  There were no similar income tax benefits recognized in the three months ended March 31, 2013.

Comparison of the nine months ended March 31, 2013 and March 31, 2012

Revenue.

	Nine Months Ended
	March 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Revenue	$227,940	$168,174	$59,766	36%

Total revenue increased by $59.8 million or 36% in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012.  The increase in the overall revenue was primarily due to $49.7 million additional revenue associated with our hosted business following our acquisition of M5 on March 23, 2012 and to $10.1 million increase in premise revenue resulting from the continued growth and expansion of our premise solution business as a result of greater market acceptance of our products and services.

Premise Revenue

Premise product revenue increased by $4.2 million or 3% in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012, primarily due to slightly higher sales volumes. Our international revenue represented 13% of our premise revenue in both the nine months ended March 31, 2013 and 2012. Premise support and services revenue increased by $5.9 million or 16% in nine months ended March 31, 2013 as compared to nine months ended March 31, 2012. The increase in support and services revenue was primarily due to additional sales to the existing customers resulting in higher post-contractual support revenues, high renewal rates on maintenance contracts, as well as the growth in sales to new customers.

Hosted Revenue

Hosted and related service revenue contributed $51.0 million and $1.3 million of revenue for the nine months ended March 31, 2013 and 2012, respectively, as a result of our acquisition of M5 during March 2012. As the acquisition of M5 occurred on March 23, 2012, only eight days of activity related to the newly acquired hosted and related service business were included in the results for the nine months ended March 31, 2012 as compared to a full nine months of activity included in the results for the nine months ended March 31, 2013.

Cost of revenue and gross profit.

	Nine Months Ended
	March 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$90,746	$57,486	$33,260	58%
Gross profit	137,194	110,688	26,506	24%
Gross margin	60%	66%	n/a	(6%)

Index

Overall gross margin decreased to 60% in the nine months ended March 31, 2013 as compared to 66% in the nine months ended March 31, 2012. The decrease in the overall gross margins was mostly due to the change in the revenue mix resulting from the addition of the hosted business which has lower margins than our premise-based business.

Premise Gross Margin

Premise product gross margins remained consistent during the period at 66% for both the nine months ended March 31, 2013 and 2012. Premise support and services gross margins increased to 70% in the nine months ended March 31, 2013 as compared to 67% in the nine months ended March 31, 2012. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Hosted Gross Margin

Hosted and related service gross margins were 37% for the nine months ended March 31, 2013 as compared to 40% for the nine months ended March 31, 2012. Hosted and related service gross margins for the nine months ended March 31, 2013 included $1.4 million in costs related to the change in estimate of regulatory telecommunications fees. There were no related costs in the nine months ended March 31, 2012.

Operating expenses.

	Nine Months Ended
	March 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Research and development	$39,213	$37,190	$2,023	5%
Sales and marketing	91,992	65,384	26,608	41%
General and administration	27,157	19,519	7,638	39%
Acquisition-related costs	-	4,488	(4,488)	(100%)

Research and development. Research and development expenses increased by $2.0 million or 5% in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012.  The increase in research and development expenses from the prior period was primarily due to higher personnel costs, including benefits and bonus of $2.1 million due to an increase in headcount primarily attributable to the M5 acquisition on March 23, 2012. As the acquisition of M5 occurred on March 23, 2012, only eight days of activity related to the added employees were included in the results for the nine months ended March 31, 2012 as compared to a full nine months of comparable expense was included in the results for the nine months ended March 31, 2013.  Research and development expenses for the nine months ended March 31, 2013 would have included a total of $1.6 million in software development costs, mainly personnel related and consulting costs, had they not have been capitalized during this period.

Sales and marketing. Sales and marketing expenses increased by $26.6 million or 41% in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012.  The increase in sales and marketing expenses from the prior period is primarily due to an increase in personnel related costs including, benefits, bonus and commissions of $12.0 million primarily attributable to an increase in headcount related to the M5 acquisition on March 23, 2012 as well as the expansion of our sales force associated with our premise business, advertising and promotional activities of $8.2 million, amortization expense of $2.4 million related to addition of intangible assets as part of the M5 acquisition in March 2012, consulting and outside services of $1.7 million and increased facilities and office expenses of $0.8 million. As the acquisition of M5 occurred on March 23, 2012, only eight days of activity related to the added operations were included in the results for the nine months ended March 31, 2012 as compared to a full nine months of comparable expense included in the results for the nine months ended March 31, 2013.

General and administrative. General and administrative expenses increased by $7.6 million or 39% in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012. The increase in general and administrative expenses from the prior period was primarily due to an increase in personnel related costs including benefits and bonus of $4.0 million, an increase in audit and tax service fees of $1.6 million, a $1.4 million charge in the nine months ended March 31, 2013 related to the change in estimate of sales, use and telecommunications taxes with no corresponding charge during the nine months ended March 31, 2012, and an increase in legal fees of $0.7 million. These increases were due to the increase in overall expenses to support a growing business including the addition of facilities and headcount resulting from the acquisition of M5 on March 23, 2012.

Acquisition-related costs. Acquisition related costs decreased by $4.5 million in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012. The costs incurred in the nine months ended March 31, 2012 reflect direct costs we incurred in connection with the acquisition of M5 Networks, Inc. There were no such costs in the nine months ended March 31, 2013.

Index

Other income (expense), net.

	Nine Months Ended
	March 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(1,886)	$(599)	$(1,287)	215%

Other income (expense), net. Other expense increased by $1.3 million in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 primarily as a result of an increase in interest expense of $1.4 million due to interest expense associated with our Credit Facility and due to interest expense recognized in connection with contingent purchase consideration liabilities in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012.

Provision for (benefit from) income tax.

	Nine Months Ended
	March 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Provision for (benefit from) income tax	$348	$(800)	$1,148	(144%)

Provision for (benefit from) income tax. The provision for income taxes increased by $1.1 million in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012. This increase in the income tax provision for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 was due to the release of valuation allowance against the Company’s deferred tax assets during the nine months ending March 31, 2012 that resulted in the recognition of a $1.0 million income tax benefit and a $0.1 million increase in valuation allowance established during the nine months ended March 31, 2013  related to purchase accounting adjustments following the acquisition of M5. The comparable expense for the periods relates to foreign and state taxes.

 Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	March 31,	June 30,	Increase/
	2013	2012	(Decrease)
Cash and cash equivalents	$36,773	$37,120	$(347)
Short-term investments	11,598	18,375	(6,777)
Total	$48,371	$55,495	$(7,124)

As of March 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of $48.4 million, accounts receivable of $32.1 million and the balance of $9.1 million available for borrowing under our Credit Facility.

On March 15, 2012, we entered into a secured credit agreement (the “Credit Facility”) with Silicon Valley Bank to finance a portion of the M5 acquisition including paying related fees and expenses and for general corporate purposes. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit facility are available for future borrowings. The borrowings under the Credit Facility will accrue interest either (at our election) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the our Consolidated EBITDA (as defined in the Credit Agreement), or (ii) the higher of (a) SVB’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon our Consolidated EBITDA.  We also pay an annual commitment fee during the term of the Credit Agreement which varies depending on our Consolidated EBITDA. The Credit Facility is secured by substantially all of our assets. For the three and nine months ended March 31, 2013, we paid interest at an approximate rate of 2.5%. The amount outstanding under the Credit Facility was $30.3 million as of March 31, 2013.

Index

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Nine Months Ended
	March 31
	2013	2012
Cash provided by operating activities	$4,394	$9,941
Cash used in investing activities	(14,150)	(86,434)
Cash provided by financing activities	9,409	27,126
Net decrease in cash and cash equivalents	$(347)	$(49,367)

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

Net loss during the nine months ended March 31, 2013 and 2012 included non-cash charges of $8.9 million and $9.7 million in stock-based compensation expense, respectively, and depreciation and amortization of $11.7 million and $5.2 million, respectively. Net loss during the nine months ended March 31, 2013 also included a non-cash charge of $0.8 million in interest expense recognized related to acquisition-related consideration. No such charges were included in the net loss for the nine months ended March 31, 2012.

 Cash provided by operating activities during the nine months ended March 31, 2013 also reflects net changes in operating assets and liabilities, which provided $6.2 million of cash consisting primarily of a decrease in accounts receivable of $2.1 million due to improved collections coupled with lower revenue, increase in deferred revenue of $0.6 million due to higher support contracts and increased billings through our value-added distributors, an increase in accrued taxes and surcharges of $2.3 million due to a change in estimate of sales, use and telecommunication taxes, an increase in accounts payable of $4.9 million and a decrease in indemnification asset of $0.9 million. These cash inflows were offset by an increase in inventory of $1.5 million, an increase in prepaid expenses and other current assets of $0.3 million, an increase in other assets of $0.5 million, a decrease in accrued employee compensation of $1.0 million, a decrease in purchase consideration of $0.9 million and a decrease in accrued and other liabilities of $0.5 million.

Cash provided by operating activities during the nine months ended March 31, 2012 also reflected net changes in operating assets and liabilities, which provided $11.5 million of cash consisting primarily of a decrease in accounts receivable of $3.8 million due to a decrease in the days sales outstanding, increase in deferred revenue of $10.5 million due to higher support contracts and increased volume through our value-added distributors, increase in accrued taxes and surcharges of $6.6 million due to the change in estimate of the sales, use and telecommunications taxes , increase in accounts payable of $2.9 million and increase in accrued liabilities and other of $1.9 million. These cash inflows were offset by increases in inventory of $4.0 million, increase in the indemnification asset of $6.6 million, an increase in prepaid expenses and other current assets of $1.6 million and a decrease in accrued employee compensation of $1.6 million due to bonuses that were paid out.

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

Index

Net cash used in investing activities was $14.2 million during the nine months ended March 31, 2013 primarily related to the purchase of short-term investments of $11.2 million, purchases of property and equipment of $9.7 million, payment of $9.1 million of purchase consideration in March 2013 pursuant to our acquisition of M5 and purchases of patents, technology and internally developed software of $1.9 million offset by maturities of short-term investments of $17.8 million.

Net cash used in investing activities was $86.4 million during the nine months ended March 31, 2012. The net cash used mainly related to cash outflow of $78.1 million for the acquisition of M5, net of cash acquired from them. We also purchased net short-term investments of $5.2 million, purchased property, plant and equipment of $2.6 million and patents of $0.6 million.

Cash flows from financing activities

Net cash provided by financing activities was $9.4 million for the nine months ended March 31, 2013. In the nine months ended March 31, 2013, we received a net of $10.0 million from borrowings made on our line of credit and received proceeds of $1.0 million from the issuance of common stock under various employee benefit plans, offset by $0.7 million paid for employee tax obligations on the vesting of restricted stock units and $0.9 million in payments in relation to our capital leases. Net cash provided by financing activities was $27.1 million for the nine months ended March 31, 2012. In the nine months ended March 31, 2012 we received a net of $24.9 million from the borrowings made on our line of credit, $2.7 million from the exercise of stock options and issuance of common stock under our employee stock purchase plan, and paid $0.5 million associated with employee tax obligations on the vesting of restricted stock units which had been exchanged for such obligations

Off-Balance Sheet Arrangements

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2013 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$17,624	$3,575	$5,159	$4,895	$3,995
Capital lease obligations	1,889	1,301	588	-	-
Line of credit	30,324	-	-	30,324	-
Non-cancellable purchase commitments (inventory and software licenses)	21,043	20,918	125	-	-
Outstanding letters of credit	635	635	-	-	-
Total	$71,515	$26,429	$5,872	$35,219	$3,995

The purchase consideration for our acquisition of M5 included a contingent portion ranging from zero to $13.7 million and was subject to the achievement of certain revenue targets. As these revenue targets were met in full as of December 31, 2012, we paid $10.0 million in March 2013 and will pay $3.7 million in cash within the next year to the former shareholders of M5. See Note 3 to the Condensed Consolidated Financial Statements for additional information on the acquisition of M5.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in Australian dollar, British pound and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of March 31, 2013, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.4 million.

Index

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

Except as set forth below, there were no material changes in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2012.  We updated the following risk factors to read in their entirety as follows:

Our principal offices and the facilities of our contract manufacturers are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could damage our facilities or the facilities of our contract manufacturers, which could cause us to curtail our operations.

Our principal offices and our disaster recovery site are located in California near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. Our primary data centers for our ShoreTel Sky services are located in New York, which can experience natural disasters such as superstorm Sandy.  We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. For example, as a result of superstorm Sandy that affected the east coast, our New York data centers experienced outages for a period of time.  This outage could have an adverse effect on our brand and ultimately our results of operations.  In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

 Any failure in our physical infrastructure for our ShoreTel Sky services could lead to significant costs and disruptions and could reduce our revenue, inhibit our ability to obtain future orders, harm our business reputation and have a material adverse effect on our financial results.

The physical infrastructure network for our ShoreTel Sky services is operated by external companies on data centers. The network and data centers are subject to various points of failure. Problems with cooling equipment, generators, power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large facilities in New York and Illinois. Any failure or downtime in one of our leased data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our leased data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing leased data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

Index

We have experienced interruptions in service in the past, including as a result of superstorm Sandy in October 2012. While we have not experienced a material increase in customer attrition following these past events, the harm to our reputation is difficult to assess. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure and expanding the redundancy capabilities of our data centers. However, service interruptions continue to be a significant risk for us and could materially impact our business.

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

Date: May 10, 2013

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