Form 10-K
period 2013-06-30
ShoreTel Inc
filed 2013-09-12
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33506

SHORETEL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	3661	77-0443568
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial code number)	(I.R.S. employer identification no.)

960 Stewart Drive
Sunnyvale, CA 94085-3913
(408) 331-3300
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Kor any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2012 was approximately $221.5 million (based on the last reported sale price of $4.24 on December 31, 2012 on The NASDAQ Global Select Market). This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by ten percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of August 30, 2013 was 59,811,719.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2013 Proxy Statement”) for the 2013 Annual Meeting of Stockholders.

TRADEMARKS

The ShoreTel logo, ShoreTel, ShoreCare, ShoreWare, ShoreTel Sky, Brilliantly Simple, Agito Networks, the Agito Networks logo, M5, Callfinity, and RoamAnywhere are trademarks or registered trademarks of ShoreTel, Inc. in the United States and/or other countries. All other trademarks, trade names and service marks herein are the property of their respective owners.

AVAILABLE INFORMATION

Our Internet address is www.shoretel.com. On our Internet website, we make publicly available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Other information that is contained on or that can be accessed through our Internet website is not part of this Annual Report.

In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The charters of our Audit Committee, our Compensation Committee and our Corporate Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, are available on the Investor Relations section of our website under “Corporate Governance/Leadership.” This information is also available by writing to us at the address on the cover of this Annual Report on Form 10-K.

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

Overview

ShoreTel is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (IP) technologies. Our strategy is to provide customers with a wide choice of options to use our solutions including operating our ShoreTel solution in their own premise-based data centers, or subscribing to our cloud-based ShoreTel Sky communication services. Our distributed IP architecture enables multi-site enterprises to be served by a single integrated communication solution. These solutions enable a single point of management, ease of installation and a high degree of scalability and reliability. They also provide end-users with a consistent, full suite of features across the enterprise, regardless of location, which helps Information Technology (IT) management meet the growing demands for powerful communication capabilities. As a result, we believe our solutions enable enhanced end-user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.

We sell our premise and cloud based solutions through our extensive network of approximately 1,000 authorized resellers throughout the world served either by national distributors or by ShoreTel directly. ShoreTel solutions are also sold by strategic partners under their brand names, such as AT&T and HP for our mobility services.

We were originally incorporated in California in September 1996, and reincorporated in Delaware in June 2007. ShoreTel is based in Sunnyvale, California, and has regional offices in North America, Europe, Asia and Australia.

 Business Communication Products and Services

History

ShoreTel introduced its first suite of brilliantly simple business communications solutions in 1998.  We believe our unique focus and approach has resulted in high customer satisfaction and low total cost of ownership compared to other companies.

In order to meet the customer’s evolving requirements for alternative forms of communications, such as instant messaging, desktop sharing and collaboration, we extended our portfolio of IP telephony solutions by developing integrated Unified Communications (UC) capabilities and applications. We maintain our same approach of making all business communication solutions brilliantly simple.

ShoreTel empowers freedom by providing ultimate choice in communication endpoints including desk phones, mobile devices, docking stations and computers. With the increasing adoption of smart phones and tablets and with more employees requesting the support of devices they bring to work for communication purposes, we extended our mobility service offering of our UC solution in 2010 by acquiring Agito Networks, a provider of mobility solutions supported on IP based Private Branch Exchanges (PBXs). We anticipate more businesses will enable their employees to choose to the most appropriate device for communications for each user no matter their location including office, home, airport or around the world. Our strategy is to provide a complete portfolio of IP-based desk phones and docking stations, along with software applications for smartphones, tablets and computers to ensure businesses have the most flexibility to meet their ever-changing communication needs.

We have also observed an increasing number of businesses embracing cloud-based communication services and hosted applications. In 2012, we acquired M5 Networks, Inc. (M5). M5’s technology, service experience and execution in service delivery provided the foundation to provide our ShoreTel Sky offering, which includes hosted UC services for a mobile device. We are continuing to develop and plan the introduction of new ShoreTel Sky services which will also become available to our existing and new premise customers.

We believe we have a unique opportunity to leverage our customer satisfaction and experience in delivering a world class solution for to premise customers, within the hosted ShoreTel Sky services organization. We have an opportunity to offer customers a choice of a premise or a hosted service from which to access Unified Communications applications for their employees.

Business Communication Solutions

ShoreTel provides a diverse set of applications for both premise and hosted customers, consisting of IP Telephony, Unified Communications, Contact Center, Conferencing, Video, Enterprise Mobility and professional services.

IP Telephony

ShoreTel offers a broad range of IP telephony solutions that provide business features commonly offered in existing legacy Time Division Multiplexing (TDM) PBXs, but with lower cost and lesser complexity for system administrators or users. Complex star codes on phone key pads are replaced by intuitive user interfaces. We replaced complex administration historically required for system management by highly skilled system administrators with extensive training with intuitive web application interfaces, which results in significantly lower cost of ownership to the business customer.

●	IP Phones and Docking Stations: We offer a range of innovative, high performance designed business phones and docking stations to meet the needs of the different types of end-users across the enterprise. Our phones are designed to provide superior ergonomics, sound quality and appearance. We offer a variety of phones that vary by user interface style and size, sound quality, line capacity and Gigabit Ethernet support. A large color touch screen graphical user interface with haptic feedback is available to provide a rich user experience and high functionality. Our products use beam forming microphones to provide enhanced speakerphone sound quality. ShoreTel IP Phones are designed to function with minimal configuration, simplifying installation. Remote workers can also utilize several ShoreTel IP Phone models using an integrated Virtual Private Network (VPN) feature. Mobile workers can also select Wi-Fi enabled phones that work with the open interfaces of our system. In 2013, we introduced the ShoreTel Dock, a docking station for the mobile generation that turns smart phones and tablets into desk phones, now available for Apple iPad® and iPhone® devices. The ShoreTel Dock offers a dial keypad for dialing frequent numbers, high quality speaker for lengthy calls or calls with multiple people in a room, power for charging devices and other essential capabilities for enabling these devices to be a preferred form of communication for those that choose it.

●	Unified Messaging: Unified Messaging solutions enable users to obtain voice mail messages from a variety of devices, including desktop phones, and various third party tablets and smartphones. In addition, our technology is integrated with Microsoft Outlook, enabling end users to receive, send, be notified of and play voice mail messages through their laptops.

●	Automated Attendant: Our Automated Attendant software provides end users with an automated call answering and routing capability that enables the enterprise to direct callers to appropriate individuals, groups or messages.

Unified Communications

ShoreTel Unified Communications enables the integration of IP telephony solutions with instant messaging, desktop collaboration and video.

●	PC Clients: ShoreTel Communicator is designed for users across an organization, whether an operator, a contact center agent, a knowledge worker or a mobile worker. Available on multiple operating systems, ShoreTel Communicator makes it easy for people to communicate any way they choose: by video, voice (wired or wireless), instant messaging (IM), and more. One single application interface makes training simple and reduces the IT workload because there is just a single application to support and no additional servers to deploy and maintain.

●	Conferencing and Collaboration: ShoreTel enables enterprises to conduct large audio conferences and provides collaboration tools for application sharing, desktop sharing, and instant messaging and end-user presence information.

●	Microsoft Integration: For customers seeking to leverage their investment in Microsoft’s Unified Communications portfolio, ShoreTel offers a range of integration options. Users can leverage their Microsoft Exchange messaging platform and Microsoft Office.

Contact Center
Contact Center enables organizations to route incoming contacts to the most appropriate agent in a multisite contact center, regardless of location. ShoreTel Contact Center includes a range of options including agent phones, switching infrastructure, end-user interfaces, and platform software for both premise and ShoreTel Sky customers. The solution features capabilities including call handling, self-service, multi-media, and reporting capabilities. Contact Center applications provide a range of features to satisfy the needs of all sizes of organizations, from basic call center capabilities to sophisticated distributed multimedia contact center capabilities.

Enterprise Mobility

ShoreTel Mobility extends the capabilities of a desk phone and Unified Communications capabilities to leading smartphones and allows the user to communicate from any location, including office, home or through Wi-Fi hotspots, enabling access to any cellular or Wi-Fi network, simply and cost effectively. ShoreTel Mobility solutions for smartphone users consist of a ShoreTel appliance coupled with system management and end-user software. ShoreTel Mobility is available as part of our premise solution and also offered as a hosted service as part of ShoreTel Sky, our cloud-based service.

●	ShoreTel Mobility Client: The ShoreTel Mobility Client for mobile devices is designed to extend UC applications with location technology information for more than 50 different single- and dual-mode (WiFi and cellular) mobile handsets. This includes many popular Apple, Blackberry and Android-based devices from a variety of manufacturers. End users can use their enterprise desk phone features such as extension dialing, call transfer and directory query on their smartphones. Additionally, they can make and receive calls from both enterprise and personal cellular numbers while the best network (WiFi or cellular) is automatically selected. Seamless and automatic network handover helps call continuity across networks, and moves calls to WiFi when available, thereby reducing usage costs. The ShoreTel Dock extends the ShoreTel Mobility experience with docking capabilities of smart phones and tables for users in the office. The ShoreTel Dock for Apple iPad® and iPhone® devices is currently shipping and the ShoreTel Dock is expected to be available for other devices in the future.

●	ShoreTel Mobility Router: The ShoreTel Mobility Router is a scalable network appliance that integrates enterprise wireless LANs, carrier cellular networks, IP telephony and location technology to extend voice and UC to mobile devices. The router allows users to make and receive calls from both the enterprise and personal mobile phone numbers and automatically selects the best network (WiFi or cellular) with fast and automatic network handover, to optimize cost, call quality and battery life of the mobile phone.

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

ShoreTel’s Unique Distributed Architecture for Premise Customers

ShoreTel provides a unique modern hardware and software architecture for premise customers, which offers the high availability and reliability needed for mission critical communications previously served by TDM technologies. Our on-premise business communication solutions are comprised of hardware and software components including ShoreTel Voice Switches, ShoreTel IP Phones, ShoreTel Service Appliances and ShoreTel Client and Server Software Applications. ShoreTel provides client and server-side application software for control and management of IP phones for individuals, workgroups such as contact centers, as well as the system manager. Client applications are available for personal computers, mobile phones and web browsers. Our systems are based on a combination of ShoreTel application software running on virtual machines in VMware, industry-standard interfaces and protocols, and customized and off-the-shelf hardware components.

●	ShoreTel Voice Switches: We offer a range of ShoreTel designed switches of varying capabilities to meet the needs of enterprises of all sizes. The modular nature of our switches allows our enterprise customers to easily expand their system capacity by deploying additional switches across their network. ShoreTel Voice Switches are comprised of off-the-shelf, embedded microprocessors and networking components, such as Ethernet controllers, and customized integrated circuits. ShoreTel Voice Switches run on an embedded Linux operating system, and use random access memory and flash memory as well as our switch call management software for application processing. Our switches provide call management functionality. Each switch in the system is capable of independently establishing and terminating calls without relying on a centralized call control server. As a result, enterprise Unified Communications can survive a variety of LAN, WAN and hardware failures. The reliability of our switches is enhanced by two key design features: (i) the use of flash memory instead of disk drives and (ii) running an embedded operating system optimized for real-time processing, such as call management. Unlike disk drives, flash memory does not rely on mechanical movement, and therefore is less likely to break down. Furthermore, our embedded operating system enables a higher performing and more reliable software platform relative to server-centric IP systems because it is optimized for real-time processing. The reliability of the system can be further improved by adding an additional switch anywhere in the network to create “n+1” redundancy, rather than requiring a dedicated back-up switch for each primary switch to improve reliability as needed by alternative systems. In addition, our switches connect to the public telephone network through one of several interfaces, including SIP trunking services, analog lines and high-density T1 and E1 interfaces.

●	ShoreTel Service Appliances: We offer a range of ShoreTel designed appliances for specific applications, such as instant messaging, conferencing and collaboration. The administration of these service appliances is functionally integrated with the IP Telephony Web Administration. Appliances are automatically recognized by the ShoreTel Director software and user functions are seamlessly integrated with the user management application, eliminating the complexity found with other systems.

●	ShoreTel Director: ShoreTel Director provides enterprises with a single point of system management, enabling IT administrators to view and manage the entire system from any location using a single application. A new end user’s extension, mailbox and automated attendant profile can be added from a single management screen, avoiding the additional work required with most PBXs, voice mail systems and automated attendants.

●	Small Business Edition 100: Our Small Business Edition (SBE 100) solution is targeted for smaller businesses with up to 100 users who are in their early stages or are currently operating on a relatively smaller scale than our enterprise customers. The solution is a bundled solution consisting of system software, user licenses and voice switches. This solution allows our business customers to economically scale our products and solutions as their organizations begin to grow and expand. Businesses that grow beyond the capacity of the SBE 100 solution may expand their investment by adding additional switches and licenses, while preserving their original investment and avoiding costly upgrades.

●	ShoreTel IP Phones: ShoreTel designs and provides IP phones which incorporate the most recent applications, including visual voice mail, speaker phones supporting seven octaves of sound for superior clarity and performance, and integrated diagnostics for simplifying installation and management. Our phones also leverage industry standards, such as Session Initiation Protocol (SIP) and Media Gateway Control Protocol (MGCP) which allow our phones to be easily managed by system administrators

Our distributed software architecture for premise customer includes software that:

●	allows a geographically-distributed system to operate and be managed as a single system, while leveraging common services such as centralized SIP trunking circuits;

●	enables calling between ShoreTel Voice Switches and allows calls to be distributed among voice switches instead of using a single centralized call control server;

●	enables ShoreTel Voice Switches to obtain call routing information;

●	monitors the bandwidth consumed on each WAN segment and prevents the system from exceeding bandwidth limitations;

●	monitors all call activity on ShoreTel Voice Switches, and enables integration of ShoreTel and third-party applications;

●	coordinates the functions of all servers and ShoreTel Voice Switches on the system, allowing them to perform as a single, virtual server;

●	enables remote ShoreTel and third-party applications to access and modify our systems;

●	enables the ShoreTel Voice Switches to communicate with the application server, and receive system configuration information;

●	allows each ShoreTel Voice Switch to maintain a comprehensive view of the system;

●	provides a graphical user interface for our phones; and

●	allows the system to scale from small to large simply by adding additional components.

ShoreTel Global Services

We complement our premise and cloud solution offerings with a broad range of services to help us maintain and expand our relationships with our enterprise customers and distribution partners. Our product support contracts provide us with recurring revenue. Typically, our resellers provide many of these services, with ShoreTel providing manufacturer and escalation support as needed, or if requested by the enterprise customer, we provide these services directly.

ShoreTel Global Services provides professional services, system design and installation, training and technical support including:

●	Professional services include standard and custom software development to extend system capabilities, enable UC integration with other enterprise applications, streamline business processes and address enterprise customer-specific business opportunities and collaborate with third party developers through ShoreTel’s Software Development Kit (SDK) program, the ShoreTel Innovation Network. Our resellers and enterprise support customers can also use additional services such as our Technical Account Management (TCM) and Network Services programs, which include our Network Optimization and UC and ECC HealthCheck offerings.

●	System design and installation services include the assessment of network capabilities used in UC, contact center and mobility requirements of a particular enterprise, the configuration of systems to meet customer specifications and maximize operating efficiencies, management of the installation, and the subsequent testing and implementation of our systems.

●	Training services include certification programs for resellers, training programs at enterprise customer or reseller locations and self-paced, computer-based desktop training programs.

●	Our technical support services include web-based access support services and tools, access to technical support engineers, hardware replacement, software updates and monitoring capabilities. These services are offered under support contracts with terms of up to five years.

ShoreTel Sky Architecture and Services for Hosted Customers

Our ShoreTel Sky services offer a secure and managed business communications solution to organizations with minimal capital investment. The heart of the ShoreTel Sky service is our Call Conductor core technology, a ShoreTel designed and developed modular software architecture operating on an industry standard platform, which makes it easy to add capabilities in response to customers’ evolving needs and enables it to integrate readily with leading business applications. This was specifically designed to meet the unique requirements of the hosted communications market, offering a full portfolio of services to customers, including soft-switch services for IP telephony, integrated software modules for Unified Communications, Contact Center, Mobility, Conferencing and Collaboration, Business Intelligence Analytics and Reporting. By incorporating a multi-tenant software foundation, multiple customers can be served simultaneously by servers located in data center co-location facilities. ShoreTel Sky technologies are complemented by a series of services modules that enable billing, diagnostics, system monitoring, CALEA regulatory compliance, E911 routing and other related operational services. A variety of customer selectable network services are also available, including local and long distance network services, toll-free numbers, number porting and other value-added network services.

Our ShoreTel Sky service leverages industry standards to support a wide variety of desk phones. In addition, smartphones and tablets are supported with ShoreTel Mobility software. Customers can also choose to subscribe to the ShoreTel Sky softphone, a software application for making telephone calls using a personal computer, rather than using dedicated hardware. This enables a variety of choices for secure and managed business communications solution to an organization with minimal capital investment. ShoreTel Sky will also support new ShoreTel designed and developed SIP based phones in 2014.

ShoreTel Sky Operations

We have a centrally managed platform consisting of data management, monitoring, control and billing systems that support our ShoreTel Sky services. This platform consists of a customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, and call record storage and billing. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform that manages call control, and routes calls to an appropriate destination or customer premise equipment.

Network Operations Center

We maintain network operations centers throughout the United States and provide voice and data operations support 24 hours a day, 7 days per week. We use various tools to monitor and manage all elements of our network in real-time. We also monitor the network elements of some of our larger customers. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support

We maintain a call center that provides customer service and technical support to our ShoreTel Sky customers. Customers who access our services directly through our website receive customer service and technical support through telephone communication and e-mail support.

ShoreTel Sky CRM Integration

ShoreTel provides out of the box solutions for integrating other hosted cloud services with the ShoreTel Sky offering, including Salesforce.com and other Customer Relationship Management Applications. Professional services are also available for application specification gathering, design services, implementation services and operational consultation services.

ShoreTel Sky Data Centers

ShoreTel utilizes multiple data centers in the United States, which are co-located in service facilities operated by third parties. These data centers include sufficient physical building security, network operations and resiliency services and backup power generation. These operation centers house the application servers and proprietary technologies used to provide services to customers.

The key elements of our ShoreTel Sky applications and services include:

●	ShoreTel designed modular software architecture and service creation environment for rapid design;

●	development and introduction of new services;

●	experience in customer implementations;

●	complete portfolio of operational services for billing, system management, and other requirements; and

●	support for industry standard interfaces, enabling support for third party devices from other vendors.

Industry Recognition

We have achieved broad industry recognition for our technology and high customer and channel partner satisfaction. (Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers.) We have won the “best overall” CustomerSat Achievement award (ACE) for three years in a row. For the fourth consecutive year in 2013, we have received Gartner’s highest possible rating of Strong Positive1, in their annual MarketScope for Unified Communications for the SMB Market, North America for our on-premise solution. We were also included in the “Leaders1” quadrant of the Gartner Magic Quadrant for Unified Communications as a Service, North America 19 November 2012, for our ShoreTel Sky solution.

1 Gartner, “MarketScope for Unified Communications for the SMB Market, North America”, August 2013. Gartner, “Magic Quadrant for Unified Communications as a Service, North America, Daniel O’Connell, Bern Elliot, November 2012. The Gartner Report described herein represents data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Filing) and the opinions expressed in the Gartner Report are subject to change without notice. Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings. Gartner research publications consist of the opinions of Gartner's research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.

Customers

As of June 30, 2013, our solutions have been installed by more than 30,000 businesses in over 50 countries. We serve a wide range of vertical markets, including professional services, financial services, government, education, health care, manufacturing, non-profit organizations and technology industries

Focus on Customer Satisfaction

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

Additionally, to promote high-quality support throughout our services organization, we measure performance indicators of our services organization, including call answer times, call abandon rates, customer satisfaction with technical support, time to issue resolution, first contact resolution, call interaction quality, as well as customer satisfaction with system implementation, training services and technical support, and use the results to direct the management of our services organization.

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

Sales and Marketing

We sell our premise products and services primarily through an extensive network of channel partners that include resellers and value-added distributors. Our hosted services are sold through indirect channel resellers and a direct sales force. As of June 30, 2013, we had approximately 1,000 channel partners in our network. These channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services. They also include the top U.S. telecommunication carriers: AT&T, WindStream and CenturyLink. Our channel partners market and sell our products into both the small-to-medium and mid-enterprise markets.

We maintain a sales organization that manages the business relationship between ShoreTel and our partner network, recruiting, training and enabling the partners to market, sell and support ShoreTel solutions. In addition, we also have a ‘Client Sales’ team whereby sales personnel assist our channel partners in selling to and providing support for customer accounts.

We believe our channel partner network allows us to effectively sell our systems without the need to build large dedicated in-house sales and service capabilities. We continue to work with existing channel partners to expand their sales of our systems and to recruit new channel partners with a focus on increasing market coverage.

Our internal marketing team focuses on increasing our “Brilliantly Simple” brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. In addition to providing marketing materials, we communicate product and service offerings through e-mail and online and direct mail campaigns, print and web-based advertising, press releases, social media, video and web-based demonstrations.

Backlog

Our backlog at June 30, 2013, 2012 and 2011 was approximately $5.5 million, $4.6 million and $6.1 million, respectively. Our backlog consists of orders for product, support and services received from our resellers but not shipped before the end of the quarter in which the order was received as we recognize product revenue on sales made through distributors upon sell-through to our resellers. Although we believe that the orders included in the backlog are firm, all orders are subject to possible rescheduling by customers and some orders may be cancelled by customers, and we may elect to allow such cancellations without penalty to the customer. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

Research and Development

We believe that our ability to enhance our current products and services, develop and introduce new products and services on a timely basis, maintain technological competitiveness and meet enterprise customer requirements is essential to our success. To this end, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, Unified Communications network design, data networking and software engineering. Our research and development activities are conducted in Sunnyvale, California, Austin, Texas and Rochester, New York. We have invested significant time and financial resources into the development of our architecture, including our switches, routers and related software, and focus on developing solutions which are available for both premise and hosted customers. We intend to continue to expand our product and service offerings, improve the features available on our products and services and integrate our systems with third-party enterprise applications. Research and development expenses were $53.0 million, $51.9 million and $45.5 million in fiscal years 2013, 2012 and 2011, respectively.

Manufacturing and Suppliers

We outsource the manufacturing of our premise hardware products. This outsourcing allows us to:

●	avoid costly capital expenditures for the establishment of manufacturing operations;

●	focus on the design, development, sales and support of our hardware products; and

●	leverage the scale, expertise and purchasing power of specialized contract manufacturers.

Currently, we have arrangements for the production of our switches and mobility routers with a contract manufacturer in the United States and for the production of our phones and docking stations with contract manufacturers located in China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules. Our contract manufacturers provide us with a range of operational and manufacturing services, including component procurement and performing final testing and assembly of our products. We typically depend on our contract manufacturers to procure components and to maintain adequate manufacturing capacity. We typically fulfill product orders out of our California, New York, United Kingdom or Australia warehouses.

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

●	Providers of premise-based business communication solutions, including Alcatel-Lucent, Aastra, Avaya, Cisco, Digium, Interactive Intelligence, Mitel, NEC and Siemens Enterprise Networks

●	Providers of Unified Communications software applications, including Alcatel Lucent, Aastra, Avaya, Cisco Systems, Huawei, IBM, Interactive Intelligence, Siemens Enterprise Communications, Microsoft, Mitel, NEC and Toshiba

●	Providers of hosted communication service providers including Tier 1 operators such as AT&T, British Telecom, Verizon, incumbent local exchange carriers, and competitive local exchange carriers, and independent providers such as 8x8, Ring Central, West IP Communications, and Thinking Phones

•	Providers of hosted communication service providers based on technologies from Avaya, Broadsoft, Cisco Systems, Microsoft, Mitel, Siemens Enterprise Networks, and other technology platform vendors.

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

Regulatory

Voice over IP (VoIP) communication services, like ours, have been subject to less regulation at the state and federal levels than traditional telecommunications services. Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of information services are largely exempt from most federal and state regulations governing traditional common carriers. The Federal Communications Commission (FCC) has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and have not yet classified VoIP services as either telecommunications or information. However, the FCC reviews the status of VoIP service providers and the services they provide and may increase regulations that apply to ShoreTel Sky services.

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

As of June 30, 2013, we had 69 patents issued in the United States, and had 68 patent applications in the United States. We have both filed patents based on our internally developed technology and have acquired patents. Our patents have been both internally developed and externally acquired. Our patents have a range of expiration dates. The earliest patent to expire will do so in 2016, and the last to expire will do so in 2031.

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

Employees

As of June 30, 2013, we had 965 employees in North America, Europe, Asia and Australia, of which 336 were in sales and marketing, 257 were in research and development, 268 were in global support services, and 104 were in general and administrative functions.  None of our employees are represented by labor unions and we consider current employee relations to be good.

 Executive Officers

The following table sets forth information about our executive officers as of September 1, 2013:

Name	Age	Position as of September 1, 2013
Don Joos	43	President and Chief Executive Officer
Michael E. Healy	52	Senior Vice President and Chief Financial Officer
Allen Seto	37	Vice President and General Counsel
Keith Nealon	41	President and General Manager of the Cloud Division
David Petts	50	Senior Vice President, Worldwide Sales
Pankaj Malhotra	45	Senior Vice President, Engineering

Don Joos has served as our President and Chief Executive Officer and a director since August 2013. Mr. Joos served as Senior Vice President of Business Operations from July 2012 to August 2013. Mr. Joos joined ShoreTel in April 2011 as our Vice President of Global Services. Prior to joining ShoreTel, from December 2001 to April 2011, Mr. Joos served in various senior management roles, including Vice President Channel Transformation, at Avaya, a provider of business communications and collaboration systems. Prior to this, Mr. Joos also held service and operational roles at Williams Communication Solutions, Nortel Communication Solutions and Marshalls Inc. Mr. Joos holds a B.S. in Sports Management from Springfield College in Massachusetts.

Michael E. Healy has served as our Senior Vice President and Chief Financial Officer since May 2007. From February 2004 to May 2007, he served as Chief Financial Officer and Senior Vice President of Finance of Genesis Microchip Inc., a supplier of display image processors. From November 2002 to February 2004, Mr. Healy served as Chief Financial Officer of Jamcracker, Inc., a software and application service provider. From September 1997 to June 2002, Mr. Healy held various senior level finance positions at Exodus Communications, Inc., an Internet infrastructure outsourcing services provider (Exodus Communications sold substantially all of its assets in January 2002 and changed its name to EXDS, Inc. in February 2002), including as Senior Vice President of Finance prior to February 2002, and as its Chief Financial Officer and Corporate Treasurer from February 2002 to June 2002. From 1987 to 1997, Mr. Healy held various financial management positions at Apple Computer, Inc., and was an auditor at Deloitte & Touche LLP from 1983 to 1987. Mr. Healy holds a B.S. in Accounting from Santa Clara University and is a Certified Public Accountant. Mr. Healy is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Allen Seto has served as our Vice President and General Counsel since March 2013. Mr. Seto joined ShoreTel in June 2012 serving in the position of Associate General Counsel. From January 2011 to May 2012, Mr. Seto served as Associate General Counsel at Taleo Corporation., a global provider of on-demand talent management software solutions. From February 2008 to January 2011, Mr. Seto served as Senior Corporate Counsel in the Corporate, Securities & Acquisitions group at Oracle Corporation. From July 2005 to January 2008, Mr. Seto served as Corporate Counsel at SYNNEX Corporation, a business process services company servicing resellers, retailers and original equipment manufacturers. Prior to then, Mr. Seto was in private practice at Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Seto holds a J.D. from UCLA School of Law and a B.A. in Economics and a B.A. in Rhetoric from the University of California, Berkeley.

Keith Nealon has served as our President and General Manager of the Cloud Division since February 2013. Mr. Nealon joined ShoreTel, through the acquisition of M5 Networks, Inc. (M5), in March 2012 serving in the position of Division Vice President, Revenue. From July 2011 to March 2012, Mr. Nealon served as Chief Revenue Officer at M5. From May 2009 to June 2011, Mr. Nealon served as Senior Vice President, Worldwide Field and Customer Success, at Conductor, an enterprise software-as-a-service (SaaS) platform to optimize organizations natural search performance. From October 2005 to April 2009, Mr. Nealon served as Senior Vice President, Worldwide Sales, at Eloqua, a marketing automation platform company. Prior to then, Mr. Nealon held various leadership roles at Navasite and was CEO and co-founder of Nebula Technologies, an international systems integration and consulting firm. Mr. Nealon holds a B.S. in Math and Computer Science from University of Dublin, Trinity College.

David Petts has served as our Senior Vice President of Worldwide Sales since July 2012. From June 2005 to July 2012, Mr. Petts served in several sales leadership roles at Nokia, a mobile communications company. Prior to then, Mr. Petts held a number of executive management roles, both in the Unites States and the United Kingdom, with Hewlett Packard and Compaq, providers of products, technologies, software, services and solutions. Mr. Petts holds a B.S. in Economics and Quantitative Studies from Queen Mary College, London University.

Pankaj Malhotra has served as our Senior Vice President of Engineering since June 2013. From January 2007 to March 2013, Mr. Malhotra served in various senior positions including Vice President of Engineering at Juniper Networks, a provider of network infrastructure. From December 1996 to January 2007, Mr. Malhotra served in various positions, including Director of Engineering at Cisco Systems, a provider of Internet protocol (IP) based networking and other products related to the communications and information technology. Mr. Malhotra holds a B.S. in Mathematics and M.S. in Computer Applications from the Delhi University.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We may not be able to achieve our strategic initiatives and grow our business as anticipated.

We have recently embarked on strategic initiatives to (a) offer hosted Unified Communications applications, and (b) enable the mobile device to be fully integrated with the enterprise PBX and enjoy the same or better features as a desk phone. We cannot assure you that we will be able to achieve these initiatives. Our success depends on our ability to appropriately manage our expenses as we invest in these initiatives, enter into beneficial channel relationships, develop new products and service offerings and successfully execute our marketing and sales strategies. If we are not able to execute on this strategy successfully, our business may not grow as we anticipated, we could devote significant financial and other resources to developing products that never reach commercial success, which could adversely affect our operating results.

We have made acquisitions in the past and expect to acquire other companies or technologies, which could divert our management's attention, result in additional dilution to our stockholders, increase expenses, and otherwise disrupt our operations and harm our operating results.

We acquired M5 Networks, Inc. (M5) in March 2012, and we may acquire or invest in other businesses, products or technologies that we believe could complement or expand our product line, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these acquisitions.

There are inherent risks in integrating and managing acquisitions, and we have limited experience with acquisitions. If we acquire any other additional businesses, we may not be able to integrate the acquired personnel, operations, product lines and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	unanticipated costs or liabilities associated with the acquisition;

●	incurrence of acquisition-related direct and indirect costs;

●	diversion of management's attention from other business concerns;

●	risks related to entering into new markets;

●	harm to our existing business relationships with business partners and customers as a result of the acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business;

●	risks associated with unknown liabilities for sales, use, telecom, utility and other taxes;

●	use of substantial portions of our available cash to consummate the acquisition; and

●	risks and costs associated with financing the acquisition.

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

We have had significant executive management turnover. For example, in August 2013, we appointed a new Chief Executive Officer and in June 2013 we appointed a new Senior Vice President of Engineering. We also made other changes to our senior management team. We cannot assure you that we will be able to retain other key employees, including senior management and executive positions. If we cannot attract and retain these executives and key employees, our business would be harmed, particularly if the departure of any executive or key employee results in a business interruption, or if we are not successful in preserving material knowledge of our departing employees.

The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are.

The market for both premise and hosted Unified Communications is extremely competitive. Our premise competitors include Cisco Systems, Inc., Avaya and Mitel Networks Corporation. Our hosted competitors include 8x8, Broadsoft, West IP Communications and RingCentral. In addition, our ShoreTel Sky customers are not subject to long-term contractual commitments to purchase our services and can terminate our service and switch to competitors' offerings on short notice.

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

We compete primarily on the basis of price, feature set, reliability, scalability, useability, total cost of ownership, customer satisfaction and service. Because some of our competitors have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they have offered and in the future may offer telecommunications products at lower prices than we do. In order to remain competitive from a cost perspective, we have in the past reduced the prices of our products, and we may be required to do so in the future, in order to gain enterprise customers. Price reductions could have a negative effect on our gross margins.

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

The convergence of voice, video, messaging and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications market and offer products that compete with our systems, commonly referred to as Unified Communications. Competition from these potential market entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation offers its Lync server, which Microsoft states is a single platform that can enhance, extend, and even replace traditional and IP PBX systems. This system competes with our ShoreTel Communicator application. Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this market.

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

We have placed strategic importance on the mobile device, such as a smartphone or tablet, becoming an endpoint of choice for our users. Our ShoreTel Mobility solution is software that integrates the mobile device into our platform so that a wireless mobile device can be used like a wired desk phone. ShoreTel Mobility relies on wireless local area networks (WLAN) and cellular telephone coverage in order to operate. Slow or limited adoption of these networks could adversely affect the growth of our ShoreTel Mobility products and revenues. In addition, WLANs must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be consistently provided. Mobile devices must achieve a similar level of reliability that users of the public switched telephone network (PSTN) have come to expect from their telephone service. We must devote substantial resources to educate customers and end users about the benefits of wireless telephony solutions, in general, and our solutions in particular. Substantial, ongoing interaction with our customers in order to train and assist them with the deployment and use of our solutions over these networks is sometimes required. If any or all of these factors fail to occur, our business may be affected adversely.

Our future success depends on our ability to attract, integrate and retain key personnel, and our failure to do so could harm our ability to grow our business.

Our company strategy and future success will depend, to a significant extent, on our ability to attract, integrate and retain our key personnel, namely our management team and experienced sales and engineering personnel. We may experience difficulty assimilating our newly hired personnel, which may adversely affect our business. Competition for skilled personnel is intense, particularly in the San Francisco Bay Area. In addition, we must retain and motivate high quality personnel, and we must also attract and assimilate other highly qualified employees. Competition for qualified management, sales, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. In addition, even if we succeed in hiring additional sales personnel, it may take some period of time before they become productive. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract, integrate and retain key employees, our ability to manage and grow our business could be harmed.

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

The market for enterprise IP and hosted telecommunications systems is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, enterprise IP and hosted telecommunications systems products and services are uncertain. For example, revenue in the Worldwide Enterprise IP Telephony market declined approximately 10% between fiscal 2012 and fiscal 2013, according to Synergy Research. We cannot assure you that enterprise telecommunications systems that operate on IP networks will become widespread. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to implement an IP telecommunications system that can require significant initial capital expenditures as compared to a hybrid system that might require a lower initial capital expenditure despite higher potential total expenditures over the long term. If the market for enterprise IP and hosted telecommunications systems fails to develop or develops more slowly than we anticipate, our products could fail to achieve market acceptance, which in turn could significantly harm our business. This growth may be inhibited by a number of factors, such as:

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

We are subject to environmental and other health and safety regulations relating to matters such as reductions in the use of harmful substances, the use of lead-free soldering and the recycling of products and packaging materials. For example, the European Parliament and the Counsel of the European Union have published directives on waste electrical and electronic equipment and on the restriction of the use of certain hazardous substances in electrical and electronic equipment. These directives generally require electronics producers to bear the cost of collection, treatment, recovery and safe disposal of past and future products from end users and to ensure that new electrical and electronic equipment does not contain specified hazardous substances. The cost of these directives to us from individual member states of the European Union may be substantial and may divert resources, which could detract from our ability to develop new products or operate our business, particularly if we increase international operations. We may not be able to comply in all cases with applicable environmental and other regulations, and if we do not, we may incur remediation costs or we may not be able to offer our products for sale in certain countries, which could adversely affect our results.

The agreement governing our loan imposes restrictions on our business that may limit our business opportunities and hinder our ability to execute our business strategy.

On March 15, 2012, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank, which was amended on December 4, 2012. The Credit Agreement contains, and other agreements we may enter into in the future may contain, covenants imposing restrictions on our business, and requires us to maintain certain financial covenants. These restrictions and covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things, incur additional debt, create liens, consolidate or merge, dispose of any property, redeem common stock or make other distributions to stockholders, make investments or enter into transactions with affiliates.

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

We incorporate certain third-party technologies, such as our contact center, conference bridge and network monitoring software, into our products, and intend to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology or updates to those technologies may not continue to be available to us on commercially reasonable terms, or at all. Furthermore, we do not own the electronic design for some of our phones, so it may be difficult for us to arrange for an alternate of or a replacement for these products in a timely manner. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other “non-practicing entities” and individuals, own or claim to own intellectual property relating to our industry and may have substantially larger and broader patent portfolios than we do. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. Third parties have in the past sent us correspondence regarding their intellectual property and have filed litigation against us, and in the future we may receive claims that our products infringe or violate their intellectual property rights. For example, in 2007, Mitel Networks Corporation, one of our competitors, filed a lawsuit against us, which was subsequently settled. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, (Dodd-Frank Act), includes Section 1502, which requires the SEC, to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or conflict minerals, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the rules, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Our suppliers may use these materials in the production processes. We will have to perform supply chain due diligence, third-party verification and possibly private sector audits on the sources of these metals all the way down to the mine of origin. Global supply chains are complicated, with multiple layers and suppliers between the mine and the final product. Accordingly, we could incur significant cost related to the compliance process. While the impact of Section 1502 on our business is uncertain at this time, we could potentially have difficulty in procuring needed materials from conflict-free sources and in satisfying the associated disclosure requirements when finalized by the SEC.

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

Breaches of network security or fraudulent customer transactions could harm our business.

Although we have developed systems and processes that are designed to prevent fraudulent activities and breaches of network security, failure to mitigate such fraud or breaches may adversely affect our operating results. For example, we may be unable to prevent our customers from incurring charges from fraudulent international toll calls made with their phone numbers. Further, we rely on our information systems and those of third parties for general administrative tasks in our business.  Any disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business. We, along with others in the industry, will be subject to cyber threats and security breaches, either by third parties or employees, given the nature of our business. Depending on the evolving nature of cyber threats and toll fraud and the measures we may have to implement to continue to prevent such actions, our profitability may be adversely impacted.

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

Our churn rate for our ShoreTel Sky solutions could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other VoIP providers, alternative technologies, and adverse business conditions also influence our churn rate.

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

The physical infrastructure network for our ShoreTel Sky services is operated by external companies in data centers. The network and data centers are subject to various points of failure. Problems with cooling equipment, generators, power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large facilities in New York and Illinois. Any failure or downtime in one of our leased data center facilities could affect a significant percentage of our customers. The destruction or severe impairment of any of our leased data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing leased data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

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

We expect the volume of simultaneous calls to increase significantly as the ShoreTel Sky subscriber base grows. Our network hardware and software may be strained by heavy volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt and we could lose customers or have to issues credits or refunds, all of which could have a material adverse effect on our business, financial condition or operating results.

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

We have reviewed ShoreTel Sky’s state and municipal tax filing history, such as sales, excise, and ad valorem taxes, fees or surcharges and found that there may be jurisdictions for which ShoreTel Sky has an obligation to collect and remit such taxes due on the charges to our customers for our services, but has yet to do so. Additionally, in jurisdictions where ShoreTel Sky does file these returns, its interpretation and application of the tax laws and regulations applicable to these services may be in conflict with the interpretation held by the states and municipalities where we do business. The collection of these taxes, fees or surcharges may have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives may make us less competitive with those competitors who choose not to comply with these tax initiatives. We have accrued for taxes that we believe are required to be remitted. If our ultimate liability exceeds the accrued amount, it could result in a material adverse effect on our earnings.

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

The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs. The way we calculate our contribution may change if the FCC or certain states engage in reform or adopt other modifications. In April 2012, the FCC released a Further Notice of Proposed Rulemaking to consider reforms to the manner in which companies, like us, contribute to the federal Universal Service Fund program. In general, the Further Notice of Proposed Rulemaking is considering questions like: what companies should contribute, how contributions should be assessed, and methods to improve the administration of the system. We cannot predict the outcome of this proceeding nor its impact on our business at this time.

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

Our headquarters, which is located in Sunnyvale, California, is a 63,781 square foot leased facility.  This lease expires in September 2014.  We also occupy leased facilities in Texas, New York, Illinois, and in Europe, Asia, Canada and Australia.

We maintain a shipping and warehouse facility in Newark, California for our inventory and we rent space as needed at various third-party warehouses throughout the world.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on The NASDAQ Global Select Market under the symbol “SHOR” since July 3, 2007.  Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by The NASDAQ Global Select Market.

Year Ended June 30, 2013	High	Low
First Quarter	$4.77	$3.91
Second Quarter	5.13	4.13
Third Quarter	5.07	3.55
Fourth Quarter	4.41	3.35

Year Ended June 30, 2012	High	Low
First Quarter	$10.70	$4.76
Second Quarter	6.88	4.70
Third Quarter	7.13	5.15
Fourth Quarter	5.75	3.82

On August 30, 2013, the last reported sales price of our common stock on the NASDAQ Global Select Market was $4.91 per share.

Holders of Record

As of August 30, 2013, there were 108 stockholders of record of our common stock, although we believe there are approximately 5,500 beneficial owners since many brokers and other institutions hold our common stock on behalf of stockholders.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Stock Performance Graphs and Cumulative Total Return (1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on June 30, 2008, the date our common stock first started trading on the NASDAQ Global Select Market through June 30, 2013, for (i) our common stock, (ii) the S&P Small Cap 500 Index and (iii) the NASDAQ Telecommunications Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

$100 invested on June 30, 2008 in stock or index.  Fiscal year ending June 30,

	2008	2009	2010	2011	2012	2013
ShoreTel, Inc.	$100.00	$181.00	$104.98	$230.77	$99.10	$91.18
S&P Small Cap 500 Index	100.00	73.78	84.43	110.35	116.36	140.33
NASDAQ Telecommunications Index	100.00	72.72	96.39	142.67	152.63	207.30

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of June 30, 2013. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (Excluding) Securities Column (a)
	(a)	(b)	(c)
	(In thousands, except per share amounts)
Equity compensation plans approved by security holders (1)	10,208	$4.75	8,119
Equity compensation plans not approved by security holders	—	—	—
Total	10,208	$4.75	8,119

(1)	The number of securities remaining available for future issuance in column (c) includes 8,119,000 shares of common stock authorized and available for issuance under our 2007 Employee Stock Purchase Plan (ESPP) and our 2007 Equity Incentive Plan (2007 Plan). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to 1% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors and the number of shares authorized for issuance under the 2007 Plan is subject to an annual increase equal to 5% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of June 30, 2013.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended June 30,
	2013	2012 (a)	2011	2010	2009
	(In thousands, except per share amounts)
Revenue:
Product	$186,190	$182,009	$159,693	$117,138	$109,555
Hosted and related services	70,277	15,547	-	-	-
Support and services	57,076	49,076	40,419	31,326	25,267
Total revenue	313,543	246,632	200,112	148,464	134,822
Cost of revenue:
Product (1)	63,941	61,884	52,957	40,471	38,149
Hosted and related services (1)	44,526	9,804	-	-	-
Support and services (1)	16,624	16,465	13,688	11,580	11,048
Total cost of revenue	125,091	88,153	66,645	52,051	49,197
Gross profit	188,452	158,479	133,467	96,413	85,625
Operating expenses:
Research and development (1)	52,992	51,909	45,548	33,596	30,724
Sales and marketing (1)	120,222	94,797	74,859	55,973	44,652
General and administrative (1)	38,102	27,468	24,890	19,888	19,596
Acquisition-related costs	-	4,524	340	-	-
Litigation settlement	-	-	-	-	4,110
Total operating expenses	211,316	178,698	145,637	109,457	99,082
Loss from operations	(22,864)	(20,219)	(12,170)	(13,044)	(13,457)
Other income (expense):
Interest income	140	237	625	567	1,400
Interest expense	(1,722)	(560)	(127)	(159)	(29)
Other income (expense), net	(830)	(1,142)	142	(324)	(230)
Total other income (expense)	(2,412)	(1,465)	640	84	1,141
Loss before provision for (benefit from) income taxes	(25,276)	(21,684)	(11,530)	(12,960)	(12,316)
Provision for (benefit from) income taxes	426	(947)	(67)	(156)	343
Net loss	$(25,702)	$(20,737)	$(11,463)	$(12,804)	$(12,659)
Net loss per common share (2):
Basic and diluted	$(0.44)	$(0.41)	$(0.25)	$(0.29)	$(0.29)
Shares used in computing net loss per share:
Basic and diluted	58,633	50,591	46,177	44,804	43,714

(a)	The fiscal year ended June 30, 2012 includes the impact of the acquisition of M5 Networks, Inc., which was completed in the third fiscal quarter.

(1)	Includes stock-based compensation expense as follows:

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Cost of product revenue	$110	$132	$123	$139	$113
Cost of hosted and related services	188	37	-	-	-
Cost of support and services revenue	760	836	678	838	799
Research and development	2,789	3,614	3,497	3,064	2,829
Sales and marketing	2,921	4,031	3,140	3,400	3,468
General and administrative	3,837	3,993	3,741	3,213	2,549
Total stock-based compensation expense	$10,605	$12,643	$11,179	$10,654	$9,758

(2)                 See Note 8 to the Consolidated Financial Statements in Item 8 for a description of the method used to compute basic and diluted net loss per share.

	As of June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$51,276	$55,495	$105,752	$115,801	$107,666
Working capital	24,683	30,689	109,855	112,836	111,617
Total assets	299,787	303,153	187,101	170,721	155,624
Line of credit, net of debt issuance costs	29,004	19,946	—	—	—
Total stockholders’ equity	156,140	170,232	121,424	114,466	113,772

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.” We report results on a fiscal year ending June 30. For ease of reference within this section, 2013 refers to the fiscal year ended June 30, 2013, 2012 refers to the fiscal year ended June 30, 2012, and 2011 refers to the fiscal year ended June 30, 2011.

Overview

We are a leading provider of IP telecommunications solutions for enterprises. We were founded in September 1996 and shipped our first system in 1998. Since that time, we have continued to develop and enhance our product line. Our acquisition of M5 Networks, Inc. (M5), a provider of hosted unified communication solutions, in the third quarter of fiscal 2012, expanded our products and service offerings to now include hosted solutions. Our acquisition of Agito Networks, Inc. (“Agito”), a provider of platform-agnostic enterprise mobility, in the second quarter of fiscal 2011, expanded our existing mobile solution with the vision of allowing users to communicate on any device, such as a desk phone, mobile phone, tablet or computer, at any location using any cellular or Wi-Fi network simply and cost effectively.

Our solutions are available for businesses to operate in their own premise data centers or on a hosted, cloud-based platform. Solutions within our premise segment are comprised of our switches, IP phones and software application which work with our unique IP architecture to provide a brilliantly simple integrated communication system. Our ShoreTel Sky solutions are sold within our hosted segment and are comprised of M5’s software delivered to the customer using our routers and IP phones. We anticipate that our cloud business will grow at a faster rate than our premise business. Accordingly, we will continue to invest in cloud-based infrastructure to help enable our growth.

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

We sell our premise products primarily through channel partners that market and sell our systems to enterprises across all industry verticals, including small, medium and large companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We believe our channel strategy allows us to reach a larger number of prospective enterprise customers more effectively than if we were to sell directly. The number of our authorized channel partners was approximately 1,000 as of June 30, 2013. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

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

During the second quarter of fiscal 2011, we entered into arrangements with two major value-added distributors to distribute our comprehensive line of premise business communication solutions to resellers within the United States in what we refer to as a “two-tier” distribution model. Subsequently, we have continued to expand our two-tier network and have added more value-added distributors to the network. We believe that the two-tier distribution model allows us to better serve our existing channel partners, to reach a larger number of prospective enterprise customers more effectively and to position us to continue to build momentum and capture increased market share in the IP telephony, mobility and UC markets.  Furthermore, the two-tier distribution model allows us to scale our business operations without making significant investments in product distribution facilities, thus allowing us to manage our cost structure.

We are headquartered in Sunnyvale, California and have sales, customer support, general and administrative and engineering functions in Austin, Texas. After the acquisition of M5, our ShoreTel Sky services are provided from our offices in New York City and Rochester, New York and Chicago, Illinois. The majority of our personnel work at these locations. Sales, engineering, and support personnel are also located throughout the United States, the United Kingdom, Ireland, Germany, Spain, Canada, Hong Kong, Singapore and Australia. While most of our customers are located in the United States, we have continued to achieve growth in total revenue from international sales, which accounted for approximately 10% of our total revenue for fiscal 2013 as compared with 12% and 13% in fiscal 2012 and 2011, respectively.  We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

In fiscal 2013, we continued to grow our market share of the IP telephony market, both in the United States and worldwide. Our total revenue increased to $313.5 million in fiscal 2013 from $246.6 million in fiscal 2012, driven by sales to new customers, add-on sales from existing customers and the addition of ShoreTel Sky services revenue after the M5 acquisition. Our operating expenses increased to $211.3 million in fiscal 2013 from $178.7 million in fiscal 2012, primarily due to increases in compensation expenses related to growth in headcount and the addition of expenses from the M5 operations.  In fiscal 2013, we increased our headcount by 3%, with most of the growth in headcount coming from the employees assumed and retained in connection with our acquisition of M5 and additions to our support workforce to support efforts to enhance our overall customer experience.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts and to measure operational effectiveness.

Initial and repeat sales orders. Our goal is to attract a significant number of new enterprise customers and to encourage existing enterprise customers to purchase additional products and support. Many enterprise customers make an initial purchase and deploy additional sites at a later date and also purchase additional products and support as their businesses expand. As our installed enterprise customer base has grown, a large portion of orders has come from existing enterprise customers. In fiscal year 2013, premise billings from existing enterprise customers represented approximately 60% of total billings compared with 54% and 53% in fiscal 2012 and 2011, respectively.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at June 30, 2013 was $55.0 million, of which $39.7 million is expected to be recognized within one year.

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

Gross margin for the hosted segment services is lower than the gross margins for the premise segment and is impacted primarily by the reselling of broadband costs to customers, employee-related expense, data communication cost, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in customer base, the gross margins may reflect improvement due to synergies and other cost reductions in our service delivery platform.

Operating expense. Our operating expenses are comprised primarily of compensation and benefits for our employees. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce to support our anticipated growth, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Average revenue per user. We calculate the monthly average service revenue per user (ARPU) for our hosted segment as the average monthly recurring revenue per customer divided by the average number of seats per customer. The average monthly recurring revenue per customer is calculated as the monthly recurring service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three month period ended June 30, 2013 was approximately $49 as compared to $57 for the three month period ended June 30, 2012. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of internet circuits to new customers as compared to the existing customer base.

Revenue churn. Revenue churn for our hosted segment is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services as of June 30, 2013 was approximately 3% as compared to 4% as of June 30, 2012.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Premise Revenue. Premise product revenue consists of sales of our business communication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise business. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction levels, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Product revenue has accounted for 59%, 74%, and 80% of our total revenue for fiscal years 2013, 2012 and 2011, respectively. The sequential decrease in premise product revenue as a percent of our total revenue related to including hosted revenue resulting from our acquisition of M5 on March 23, 2012 for a full twelve months in fiscal 2013 with only approximately three months of hosted revenue included in the total revenue for fiscal 2012.

Premise support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Premise support and services revenues accounted for 18%, 20% and 20% of our total revenue for fiscal 2013, 2012 and 2011, respectively. The sequential decrease in premise product support and service revenue as a percent of our total revenue related to including hosted revenue resulting from our acquisition of M5 on March 23, 2012 for a full twelve months in fiscal 2013 with only approximately three months of hosted revenue included in the total revenue for fiscal 2012.

Hosted and Related Services Revenue. Hosted services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain Unified Communication (UC) applications, internet service provisioning, training and other professional services. Additionally, we offer our customers the ability to purchase phone systems directly from us or rent such systems as part of their service agreements. Our hosted services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted revenues accounted for 23% and 6% of our total revenues for fiscal 2013 and 2012, respectively. There was no hosted or related services revenue in any of the fiscal years prior to 2012. The sequential increase in hosted revenue as a percent of our total revenue related to including hosted revenue resulting from our acquisition of M5 on March 23, 2012 for a full twelve months in fiscal 2013 as compared to only recognizing such results for approximately three months of fiscal 2012.

Cost of revenue. Cost of premise product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of products sold. Cost of premise support and services revenue consists of salary and related overhead costs of personnel engaged in support and service activities. Cost of hosted and related services revenue consists of personnel and related costs of the hosted operation, data center costs, data communication cost, carrier cost and amortization of intangible assets.

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

Provision for (benefit from) income taxes. Provision for (benefit from) income taxes includes federal, state and foreign tax on our income as well as any adjustments made to our valuation allowance for deferred tax assets. Since our inception, we have accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach.  Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying current enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2013	2012	2011
Revenue:
Product	59%	74%	80%
Hosted and related services	23	6	—
Support and services	18	20	20
Total revenue	100	100	100
Cost of revenue:
Product	21	25	26
Hosted and related services	14	4	—
Support and services	5	7	7
Total cost of revenue	40	36	33
Gross profit	60	64	67
Operating expenses:
Research and development	17	21	23
Sales and marketing	38	38	37
General and administrative	12	11	13
Acquisition-related costs	—	2	—
Total operating expenses	67	72	73
Operating loss	(7)	(8)	(6)
Other income (expense):
Interest income	—	—	—
Interest expense	(1)	—	—
Other income (expense), net	—	—	—
Total other income (expense)	(1)	—	—
Loss before provision for (benefit from) income taxes	(8)	(8)	(6)
Provision for (benefit from) income taxes	—	—	—
Net loss	(8)%	(8)%	(6)%

Comparison of Fiscal 2013 to 2012

Upon the our acquisition of M5 on March 23, 2012, we began operating in two reporting segments which consisted of our historical premise solutions and our hosted solutions associated with the operations of M5. For reporting purposes, management focuses its review and reporting of such segments based on reported revenue and gross margin as other costs associated with the operating activities are managed on a combined basis as the Company continues to integrate such services operationally.

Revenue

	Year Ended
	June 30, 2013	June 30, 2012	Change $	Change %
(in thousands, except percentages)
Revenue	$313,543	$246,632	$66,911	27%

Total revenue increased by $66.9 million or 27% in fiscal 2013 as compared to fiscal 2012.  The increase in the overall revenue is due to $54.7 million in additional revenue associated with our hosted business following our acquisition of M5 on March 23, 2012 and due to a $12.2 million increase in premise revenue due to the continued growth and expansion of our premise solution business as a result of greater market acceptance of our products and services.

Revenue from customers in the United States accounted for approximately 90% and 88% of total revenue for years ended June 30, 2013 and 2012, respectively.

Premise revenue

Premise product revenue increased by $4.2 million or 2% in fiscal 2013, primarily due to the higher sales volumes and growth of our customer base. Our international revenue was 12% of our premise revenue in fiscal 2013 as compared to 13% in fiscal 2012. Our higher sales volume and expanded customer base are the direct result of our investment in the sales and marketing efforts. Premise support and services revenue increased by $8.0 million or 16% in fiscal 2013, as compared to fiscal 2012. The increase in support and services revenue was primarily due to additional sales to existing customers resulting in higher post-contractual support revenues, higher renewal rates on maintenance contracts from our customer install base and continued expansion of our customer base resulting from sales to new customers.

Hosted revenue

Hosted and related service revenue increased by $54.7 million in fiscal 2013 as compared to fiscal 2012. As the acquisition of M5 occurred on March 23, 2012, only approximately three months of activity related to the newly acquired hosted and related service business were included in the results for fiscal 2012 as compared to a full twelve months of activity included in the results for the fiscal 2013. As we continue to invest in the growth of our hosted segment, we expect the revenue from hosted and related services to increase in future periods.

Gross margin

	Year Ended
	June 30, 2013	June 30, 2012	Change $		Change %
(in thousands, except percentages)
Cost of revenue	$125,091	$88,153	$36,938		42%
Gross profit	188,452	158,479	29,973		19%
Gross margin	60%	64%	n/	a	(4%)

Gross margin decreased to 60% in fiscal 2013 as compared to 64% in fiscal 2012. The decrease in the overall gross margins is primarily due to the change in the revenue mix resulting from the addition of the hosted business which had lower gross margins than the premise business.

Premise gross margin

Premise product gross margins remained consistent during the period at 66% in both fiscal 2013 and fiscal 2012. Premise support and services gross margins increased to 71% in fiscal year 2013 as compared to 66% in fiscal year 2012. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Hosted gross margin

Hosted and related service gross margins remained consistent during the period at 37% for both fiscal 2013 and fiscal year 2012. Hosted and related service gross margins for fiscal 2013 included $1.4 million in costs related to a change in estimate of regulatory telecommunications fees. As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other cost reductions in our service delivery platform.

Our hosted business service offering includes cost elements that are unique to the hosted service offering which in turn, impacts the overall hosted service gross margins. Specifically, as part of our hosted service offering, we provide our customers unlimited domestic calling plans and internet service plans. To provide calling services, we purchase and resell minutes and calling plans from various national and regional telecommunication carriers. Additionally, we purchase and resell telecommunications circuits from various local and national internet service providers as a service to customers. As a result of reselling calling plans and providing internet data plans to customers, we incur various regulatory charges. In addition, the hosted gross margin is impacted by the amortization of intangible assets related to the recent acquisition of M5 and the premise business has much lower amortization charges from prior acquisitions.

Upon completion of our acquisition of M5, we have undertaken and plan to undertake several initiatives to create greater efficiencies in the delivery of our hosted services.  These initiatives include:

•	Integration to common hardware platforms;

•	Integration of our customer support service teams;

•	Consolidation of data centers;

•	Development of our next generation product.

While we believe that through the execution of these initiatives we will improve our gross margins, due to the nature of the unique costs identified above and the overall timing to execute our gross margin improvement initiatives, we do not anticipate that gross margins for our hosted and related services will be commensurate with that of premise business in the short term.

Operating expenses

	Year Ended
	June 30, 2013	June 30, 2012	Change $	Change %
(in thousands, except percentages)
Research and development	$52,992	$51,909	$1,083	2%
Sales and marketing	120,222	94,797	25,425	27%
General and administration	38,102	27,468	10,634	39%
Acquisition-related costs	-	4,524	(4,524)	(100%)

Research and development. Research and development expenses increased by $1.1 million or 2% in fiscal 2013 as compared to fiscal 2012. The increase in research and development expenses was primarily due to an increase of $1.0 million in personnel costs, including benefits and bonus. The increase was primarily due to an increase in average headcount during fiscal 2013. Research and development expense for fiscal 2013 would have included a total of $2.0 million in software development costs, mainly personnel related and consulting costs, had they not have been capitalized during this period.

Sales and marketing. Sales and marketing expenses increased by $25.4 million or 27% in fiscal 2013 compared to fiscal 2012. The increase in sales and marketing expenses from the prior period is primarily due to an increase in personnel related costs including, benefits, bonus and commissions of $11.0 million primarily attributable to an increase in headcount related to the M5 acquisition on March 23, 2012 as well as an increase in average headcount of our sales force during fiscal 2013, other increases were due to increased demand generation and promotional activities of $9.1 million, amortization expense of $2.4 million related to addition of intangible assets as part of the M5 acquisition in March 2012, consulting and outside services of $1.0 million and increased facilities and office expenses of $1.0 million.

General and administrative. General and administrative expenses increased by $10.6 million or 39% in fiscal 2013 compared to fiscal 2012. The increase in general and administrative expenses from the prior period was primarily due to an increase in personnel related costs including benefits and bonus of $5.2 million, an increase in professionals service fees of $4.1 million, a $1.4 million charge in fiscal 2013 related to the change in estimate of sales, use and telecommunications taxes with no corresponding charge during fiscal 2012. These increases were due to the increase in overall expenses to support a growing business including the addition of facilities and headcount resulting from the acquisition of M5 on March 23, 2012.

Acquisition-related costs. There were no acquisition related costs in fiscal 2013. The costs incurred in fiscal 2012 reflect direct costs incurred in connection with the acquisition of M5.

Other income, net

	Year Ended
	June 30, 2013	June 30, 2012	Change $	Change %
(in thousands, except percentages)
Interest income	$140	$237	$(97)	(41%)
Interest expense	(1,722)	(560)	(1,162)	208%
Other income (expense), net	(830)	(1,142)	312	(27%)

Interest income. Interest income decreased by $0.1 million primarily due to a lower cash and short term investment balance invested during fiscal 2013 as compared to fiscal 2012.

Interest expense. Interest expense increased by $1.2 million in fiscal 2013 compared to fiscal 2012 primarily due to interest expense associated with our line of credit and due to imputed interest expense recognized in connection with contingent purchase consideration liabilities in fiscal 2013 as compared to fiscal 2012.

Other expense, net. Other expense, net, decreased by $0.3 million in fiscal 2013 compared to fiscal 2012 primarily as a result of a decrease in our foreign exchange loss due to the weakening of the U.S. dollar against certain foreign currencies in which we transact.

Provision for (benefit from) income tax

	Year Ended
	June 30, 2013	June 30, 2012	Change $	Change %
(in thousands, except percentages)
Provision for (benefit from) income taxes	$426	$(947)	$1,373	(145%)

Provision for (benefit from) income taxes. The Company’s effective tax rate differs from the statutory rate largely due to the Company providing a full valuation allowance on the current year net operating losses. The provision for income taxes in 2013 is primarily related to state and foreign income tax expense. In fiscal 2012, we recorded a $1.3 million income tax benefit due to the release of valuation allowance made in connection with the recording of deferred tax liabilities from our acquisition of M5, which was partially offset by state and foreign income tax expense.

Comparison of Fiscal 2012 to 2011

Revenue

	Year Ended
	June 30, 2012	June 30, 2011	Change $	Change %
(in thousands, except percentages)
Revenue	$246,632	$200,112	$46,520	23%

Total revenue increased by $46.5 million or 23% in fiscal 2012 as compared to fiscal 2011.  The increase in the overall revenue was due to the continued growth and expansion of our premise solution business as a result of greater market acceptance of our products and services and due to the additional revenue associated with our hosted business following our acquisition of M5 on March 23, 2012.

Revenue from customers in the United States accounted for approximately 88% and 87% of total revenue for years ended June 30, 2012 and 2011, respectively.

Premise revenue

Premise product revenue increased by $22.3 million or 14% in fiscal 2012, was primarily due to higher sales volumes from our channel partners and continued expansion in the U.S. two-tier distribution channel. Our international revenue was 13% of our premise revenue in fiscal 2012 as compared to 13% in fiscal 2011. Our higher sales volume and expanded customer base were the direct result of our investment in the sales and marketing efforts as well as the development of the two-tier distribution channel. Premise support and services revenue increased by $8.7 million or 21% in fiscal 2012, as compared to fiscal 2011. The increase in support and services revenue was primarily due to the increase in support contract renewal rates, customers on time-and-materials arrangements converting to support contracts, an increase in the average contract values of renewals and contract renewals from a larger customer base. The growth was in the form of new customers as well as additional sales to the existing customers which resulted in higher post-contractual support revenues.

Hosted and related services revenue

Hosted and related service revenue contributed $15.5 million of revenue as a result of our acquisition of M5 during March 2012. There were no such revenues in fiscal year 2011.

Gross margin

	Year Ended
	June 30, 2012	June 30, 2011	Change $		Change %
(in thousands, except percentages)
Cost of revenue	$88,153	$66,645	$21,508		32%
Gross profit	158,479	133,467	25,012		19%
Gross margin	64%	67%	n/	a	(3%)

Gross margin decreased to 64% in fiscal 2012 as compared to 67% in fiscal 2011. The decrease in the overall gross margins was mostly due to the change in the revenue mix resulting from the addition of the hosted business which has lower margins that the premise business.

Premise gross margin

Premise product gross margins decreased to 66% in fiscal 2012 as compared to 67% in fiscal 2011. The decrease was primarily due to a change in our channel sales mix as a greater percentage of total sales were transacted through our domestic value-added distribution partners. Such sales generally have a higher discount and thus lower gross margins than the sales made directly to our resellers. Premise support and services gross margins remained relatively consistent during the period as it remained at 66% in both fiscal year 2012 and fiscal year 2011.

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

Research and development. Research and development expenses increased by $6.4 million or 14% in fiscal 2012 compared to fiscal 2011. The increase in research and development expenses was primarily due to an increase of $5.8 million in employee-related costs, including stock-based compensation. The increase was primarily due to an increase in the research and development workforce of approximately 67 employees primarily due to an increase in personnel assumed in connection with our acquisition of M5 as well as in organic hiring of premise employees.  Other increases in research and development expenses were due to increases of $0.8 million in facilities costs.

Sales and marketing. Sales and marketing expenses increased by $19.9 million or 27% in fiscal 2012 compared to fiscal 2011. The increase was primarily due to a $9.2 million increase in employee-related costs, including a $0.9 million increase in stock-based compensation, a $3.8 million increase in commission expenses associated with more sales employees and higher revenue during the period, a $3.0 million increase in promotion and marketing expenses related to our continued effort to expand our demand generation and branding activities, a $1.1 million increase in travel-related expenses associated with our expanded marketing team, a $1.0 million increase in professional fees, a $1.0 million increase in amortization expense of intangible assets and a $0.9 million increase in facilities costs. Our sales and marketing workforce increased by approximately 78 employees in fiscal 2012 as a result of our additional investment in the sales efforts as we continue to expand our sales efforts and overall market presence as well as due to the personnel assumed in connection with our acquisition of M5.

General and administrative. General and administrative expenses increased by $2.6 million or 10% in fiscal 2012 compared to fiscal 2011. The increase in general and administrative expenses was primarily due to an increase of $1.5 million in employee-related costs, including a $0.2 million increase in stock-based compensation, a $0.5 million increase in legal settlement costs, a $0.9 million increase in additional telecommunication and travel costs, a $0.3 million increase in third party software costs partially offset by a reduction of $1.4 million in allocated facilities costs. Our general and administration workforce increased by 27 employees in fiscal 2012 due mainly to an increase in personnel assumed in connection with our acquisition of M5 as well as in organic hiring of premise employees.

Acquisition-related costs. Acquisition related costs increased by $4.2 million in fiscal 2012 as compared to fiscal 2011. The costs incurred in fiscal 2012 reflects direct costs that were incurred in connection with our acquisition of M5 and were higher mainly due to the size and the nature of acquisition as compared to the acquisition of Agito Networks, Inc. in fiscal 2011.

Other income, net

	Year Ended
	June 30, 2012	June 30, 2011	Change $	Change %
(in thousands, except percentages)
Other income (expense), net	$(1,465)	$640	$(2,105)	(329%)

Other income, net. Other income, net changed by $2.1 million in fiscal 2012 compared to fiscal 2011. Due to strengthening of U.S. dollar against certain foreign currencies in which we transact, our foreign exchange loss increased by $1.3 million in fiscal 2012. Interest income on short-term investment and cash equivalents reduced by $0.4 million due to an overall decline in interest rates and a decline in investing funds.  Our interest expense for fiscal 2012 increased by $0.4 million as a result of borrowing under our line of credit agreement as well as interest associated with capital lease agreements assumed in connection with the acquisition of M5.

Provision for (benefit from) income taxes

	Year Ended
	June 30, 2012	June 30, 2011	Change $	Change %
(in thousands, except percentages)
Provision for (benefit from) income taxes	$(947)	$(67)	$(880)	1313%

Provision for (benefit from) income taxes. Income tax benefit increased by approximately $0.9 million in fiscal 2012 compared with fiscal 2011. The increase in income tax benefit is primarily due to the partial release of valuation allowances against deferred tax assets of $1.3 million in connection with the recording of deferred tax liabilities from our acquisition of M5, which was partially offset by the recognition of $0.3 million of income tax expense associated with certain state and foreign income taxes.

Liquidity and Capital Resources

Cash and cash equivalents and investments

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	Year ended June 30,
	2013	2012	2011
Cash and cash equivalents	$43,775	$37,120	$89,695
Short-term investments	7,501	18,375	16,057
Total	$51,276	$55,495	$105,752

As of June 30, 2013, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $51.3 million and net accounts receivable of $37.1 million and the balance available of $13.6 million for borrowing under our Credit Facility.

On March 15, 2012, we entered into a secured credit agreement (the “Credit Facility”) with Silicon Valley Bank to finance a portion of the M5 acquisition, including paying related fees and expenses, and for general corporate purposes. The Credit Facility was amended on December 4, 2012. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility can be reborrowed. The borrowings under the Credit Facility will accrue interest either (at our election) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the our Consolidated Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the Credit Agreement), or (ii) the higher of (a) Silicon Valley Bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the our Consolidated EBITDA.  We also pay an annual commitment fee during the term of the Credit Agreement which varies depending on our Consolidated EBITDA. The Credit Facility is secured by substantially all of our assets. The amount payable under the Credit Facility was $29.3 million as of June 30, 2013. As of June 30, 2013, the Company had an additional $13.6 million available for borrowing under the Credit Facility.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,
	2013	2012	2011
	(In thousands)
Cash provided by operating activities	$10,263	$10,315	$1,310
Cash provided by (used in) investing activities	$(12,315)	$(85,805)	$12,566
Cash provided by financing activities	$8,707	$22,915	$7,393

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

Net loss during fiscal 2013 and 2012 included non-cash charges of $10.6 million and $12.6 million in stock-based compensation expense, respectively, and depreciation and amortization of $15.8 million and $9.0 million, respectively. Net loss during fiscal 2013 and 2012 also included non-cash charges of $0.9 million and $0.2 million, respectively, in interest expense recognized related to acquisition-related consideration.

Cash provided by operating activities during fiscal 2013 also reflects net changes in operating assets and liabilities, which provided $8.4 million of cash consisting primarily of an increase in deferred revenue of $5.5 million, an increase in accrued taxes and surcharges of $3.5 million, decrease in inventory of $1.6 million, an increase in accrued liabilities of $1.4 million, an increase in accrued employee compensation of $1.0 million, an increase in accounts payable of $0.3 million and a decrease in indemnification asset of $0.3 million. These cash inflows were offset by an increase in accounts receivable of $3.1 million due to the increase in revenue partially offset by continued improved collections, an increase in prepaid expenses and other current assets of $0.9 million, an increase in other assets of $0.4 million and a decrease in purchase consideration of $0.9 million.

Cash provided by operating activities during fiscal 2012 also reflects net changes in operating assets and liabilities, which provided $10.1 million of cash consisting primarily of cash inflows from an increase in accrued taxes and surcharges of $6.6 million due to the change in estimate of the sales, use and telecommunications taxes , decrease in accounts receivable of $2.2 million resulting from an improvement in customer collection efforts, an increase in deferred revenues by $10.6 million, an increase in accounts payable of $1.3 million and an increase in accrued employee compensation of $1.1 million. These amounts were partially offset by increases in the indemnification asset of $6.6 million, prepaid expenses of $1.2 million, an increase in inventories of $1.1 million, an increase in other assets of $1.1 million and a decrease in accrued liabilities of $1.8 million.

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

Net cash flow used in investing activities in fiscal 2013 was $12.3 million and primarily consisted of $11.5 million used to purchase property, plant and equipment, $11.2 million used in purchases of investments securities, payment of $9.1 million of purchase consideration in March 2013 pursuant to our acquisition of M5 and purchases of patents, technology and internally developed software of $2.3 million offset by maturities of short-term investments of $21.9 million.

Net cash flow used in investing activities in fiscal 2012 was $85.8 million and primarily consists of $78.4 million paid, net of cash received, for our acquisition of M5, $4.2 million used to purchase property, plant and equipment, $2.6 million used in purchase of investments securities and $0.6 million used to purchase an intangible asset.

Cash flows from financing activities

Net cash provided by financing activities was $8.7 million in fiscal 2013. In fiscal 2013, we received a net of $9.0 million from borrowings made under our Credit Facility and received proceeds of $1.9 million from the issuance of common stock under various employee benefit plans, partially offset by $0.9 million paid for employee tax obligations on the vesting of restricted stock units and $1.3 million in payments in relation to our capital leases.

Cash flow provided by financing activities in fiscal 2012 was $22.9 million and primarily consisted of $19.9 million in borrowings from the Credit Facility net of repayments made during the period, $3.9 million of proceeds from issuance of common stock under various employee benefit plans, offset by $0.6 million used to pay taxes on vested and released stock awards and $0.3 million of payments made under various capital lease agreements.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2013:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$17,621	$3,819	$5,411	$5,101	$3,290
Capital lease obligations	1,819	1,442	377	-	-
Line of credit	29,332	-	-	29,332	-
Non-cancellable purchase commitments (inventory and software licenses)	24,047	23,149	898	-	-
Outstanding letters of credit	635	635	-	-	-
Purchase consideration	3,577	3,577	-	-	-
Total	$77,031	$32,622	$6,686	$34,433	$3,760

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

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The relative selling price is determined using vendor specific objective evidence of fair value (VSOE) when available. When VSOE cannot be established, the Company attempts to determine the third party evidence of selling price (TPE) for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally our product offerings differ from those of our competitors and comparable pricing of our competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling prices (ESP) in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a stand-alone basis.

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

We recognize revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with reseller partners generally do not include rights of return or acceptance provisions. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which we will accept a return. We maintain a reserve for such returns based on historical experience with reseller partners. The agreements with our value-added distributors allow for limited rights of return of products generally purchased within the previous 90 days.  In addition to such return rights, we generally offer price protection provisions to our distributors when there is a permanent reduction of our sales prices.  In such cases, we are obligated to grant the distributor a credit for the difference between the change in the aggregate price of any amounts that have been purchased but unsold by the distributor as of the effective date of such decrease. In addition, certain of our distributors stock phones and switches and purchase licenses only upon sale to a value added reseller or end customer. Revenue is deferred for distributors until the distributor sells the hardware and license to their customer. To the extent that our agreements contain acceptance terms, we recognize revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances and product warranties are recorded at the time revenue is recognized based on our historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to accounts receivable on the balance sheet.

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

Monthly recurring hosted services are recognized in the period when the service is delivered. The installation fees are recognized based on customer contractual period or on a straight-line basis over the estimated customer life.

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

Goodwill and Purchased-Intangible Assets

Goodwill is tested for impairment on an annual basis on June 30th and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in fiscal 2013, 2012, or 2011. The fair value of the premise and hosted reporting units was significantly in excess of the carrying value, which includes goodwill.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years.  We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in fiscal 2013, 2012, or 2011.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including our past earnings and the scheduling of deferred taxes and projected income from operating activities. During fiscal 2013 the Company recorded a $0.1 million valuation allowance increase against deferred tax assets associated with the M5 acquisition compared to the release of $1.3 million of valuation allowance against deferred tax assets associated with the M5 acquisition during fiscal 2012. The valuation allowance release of $1.3 million associated with the M5 acquisition was based on our judgment that the amortization of the acquired identifiable intangible property upon which a deferred tax liability was established will provide sufficient future taxable income to enable a partial realization of our deferred tax assets. Except for the aforementioned net valuation allowance release, as of June 30, 2013, we do not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. Our income tax benefit recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

We had federal net operating loss carryforwards of approximately $102.5 million as of June 30, 2013, which expire at various dates between 2023 and 2033. These net operating loss carryforwards include the effects of a favorable tax ruling determined under Section 382 by the Internal Revenue Service in March 2010 as well as federal net operating loss carryforwards available from the Agito and M5 acquisitions. We have not completed Section 382 studies for net operating losses incurred in the years subsequent to July 2007. Upon the completion of these studies, the amount of net operating losses available for utilization may be limited.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of the expected impact of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in Australian dollar, British pound and the Euro. During the years ended June 30, 2013 and 2012, we used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. No such contracts were outstanding as of June 30, 2013. We used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. As of June 30, 2013, a 10% change in the applicable foreign exchange rates would result in an approximately $0.7 million increase or decrease in our pretax earnings.

In addition, we currently hold our investment portfolio in accounts with three financial firms. While we do not invest our cash in obligations of these firms, if these firms were to experience financial or other regulatory difficulties, it might be difficult for us to access our investments in a timely manner.

Interest Rate Risk

Our exposure to the interest rate risk due to changes in the general level of United States interest rates is due to both our cash equivalents and short term investments and our indebtedness. We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2013 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $13.8 million at June 30, 2013. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points.

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total fair market value	$13,838	$13,810	$13,796	$13,768	$13,753	$13,725
Percentage change in fair market value	0.4%	0.2%	0.1%	-0.1%	-0.2%	-0.4%

We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. As of June 30, 2013, the weighted-average annualized interest rate on the borrowing was 2.5%. Based on outstanding principal indebtedness of $29.3 million as of June 30, 2013, if market rates change by 0.5% from the current interest rate, our annual interest expense would increase or decrease by approximately $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHORETEL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoreTel, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 12, 2013

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$43,775	$37,120
Short-term investments	7,501	18,375
Accounts receivable, net of allowances of $639 and $774 as of June 30, 2013 and 2012, respectively	37,118	34,198
Inventories	18,891	20,212
Indemnification asset	6,277	6,570
Prepaid expenses and other current assets	6,417	5,275
Total current assets	119,979	121,750
Property and equipment - net	15,625	10,495
Goodwill	122,750	122,665
Intangible assets	38,138	45,304
Other assets	3,295	2,939
Total assets	$299,787	$303,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,790	$9,697
Accrued liabilities and other	17,766	16,134
Accrued employee compensation	13,159	12,151
Accrued taxes and surcharges	11,312	7,852
Purchase consideration	3,577	9,398
Deferred revenue	39,692	35,829
Total current liabilities	95,296	91,061

Line of credit, net of debt issuance costs	29,004	19,946
Long-term deferred revenue	15,294	13,683
Long-term purchase consideration	-	3,305
Other long-term liabilities	4,053	4,926
Total liabilities	143,647	132,921
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 59,168 and 58,057 shares as of June 30, 2013 and 2012, respectively	322,260	310,646
Accumulated other comprehensive income (loss)	(2)	2
Accumulated deficit	(166,118)	(140,416)
Total stockholders’ equity	156,140	170,232
Total liabilities and stockholders’ equity	$299,787	$303,153

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2013	2012	2011
	(Amounts in thousands, except per share amounts)
Revenue:
Product	$186,190	$182,009	$159,693
Hosted and related services	70,277	15,547	-
Support and services	57,076	49,076	40,419
Total revenue	313,543	246,632	200,112
Cost of revenue:
Product	63,941	61,884	52,957
Hosted and related services	44,526	9,804	-
Support and services	16,624	16,465	13,688
Total cost of revenue	125,091	88,153	66,645
Gross profit	188,452	158,479	133,467
Operating expenses:
Research and development	52,992	51,909	45,548
Sales and marketing	120,222	94,797	74,859
General and administrative	38,102	27,468	24,890
Acquisition-related costs	-	4,524	340
Total operating expenses	211,316	178,698	145,637
Loss from operations	(22,864)	(20,219)	(12,170)
Other income (expense):
Interest income	140	237	625
Interest expense	(1,722)	(560)	(127)
Other income (expense), net	(830)	(1,142)	142
Total other income (expense)	(2,412)	(1,465)	640
Loss before provision for (benefit from) income tax	(25,276)	(21,684)	(11,530)
Provision for (benefit from) income taxes	426	(947)	(67)
Net loss	$(25,702)	$(20,737)	$(11,463)
Net loss per common share, basic and diluted	$(0.44)	$(0.41)	$(0.25)
Shares used in computing net loss per common share, basic and diluted	58,633	50,591	46,177

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Net loss	$(25,702)	$(20,737)	$(11,463)
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments	(4)	(38)	(151)
Other comprehensive loss	(4)	(38)	(151)

Comprehensive loss	$(25,706)	$(20,775)	$(11,614)

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In-Capital		Accumulated Other		Total
	Shares	Amount	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	(Amounts in thousands)

BALANCE - June 30, 2010	45,370	$222,491	$191	$(108,216)	$114,466

Common stock issued under stock-based compensation plans, net of taxes	2,085	7,393			7,393
Stock-based compensation expense		11,179			11,179
Unrealized loss on short term investments, net			(151)		(151)
Net loss				(11,463)	(11,463)

BALANCE - June 30, 2011	47,455	241,063	40	(119,679)	121,424

Common stock issued under stock-based compensation plans, net of taxes	1,102	3,265			3,265
Stock-based compensation expense		12,643			12,643
Issuance of common shares as consideration in the acquisition of M5 Networks, Inc.	9,500	53,675			53,675
Unrealized loss on short term investments, net			(38)		(38)
Net loss				(20,737)	(20,737)

BALANCE - June 30, 2012	58,057	310,646	2	(140,416)	170,232

Common stock issued under stock-based compensation plans, net of taxes	1,111	1,009			1,009
Stock-based compensation expense		10,605			10,605
Unrealized loss on short term investments, net			(4)		(4)
Net loss				(25,702)	(25,702)

BALANCE - June 30, 2013	59,168	$322,260	$(2)	$(166,118)	$156,140

See notes to consolidated financial statements

 SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,702)	$(20,737)	$(11,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,816	8,998	4,664
Amortization of premium on investments	191	236	610
Stock-based compensation expense	10,605	12,643	11,179
Loss on disposal of property and equipment and other assets	95	27	97
Release of deferred tax valuation allowance	-	(1,280)	-
Provision for doubtful accounts receivable	140	140	-
Change in fair value of purchase consideration	874	203	-
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(3,060)	2,216	(9,156)
Inventories	1,557	(1,071)	(8,701)
Indemnification asset	293	(6,570)	-
Prepaid expenses and other current assets	(942)	(1,185)	4,299
Other assets	(356)	(1,050)	520
Accounts payable	307	1,307	(1,333)
Accrued liabilities and other	1,371	(1,833)	(929)
Accrued employee compensation	1,008	1,129	2,654
Accrued taxes and surcharges	3,460	6,570	-
Purchase consideration	(868)	-	-
Deferred revenue	5,474	10,572	8,869
Net cash provided by operating activities	10,263	10,315	1,310

Cash flows from investing activities:
Purchases of property and equipment	(11,541)	(4,228)	(5,883)
Purchases of investments	(11,210)	(40,500)	(3,136)
Proceeds from sale/maturities of investments	21,889	37,908	33,694
Purchase of software licenses, patents and other intangible assets	(2,321)	(550)	(770)
Proceeds from sale of property and equipment	-	-	36
Business acquisitions, net of cash acquired	-	(78,435)	(11,375)
Payments of purchase consideration associated with acquistions	(9,132)	-	-
Net cash provided by (used in) investing activities	(12,315)	(85,805)	12,566

Cash flows from financing activities:
Proceeds from issuance of common stock	1,901	3,855	7,915
Taxes paid on vested and released stock awards	(892)	(590)	(522)
Borrowings from line of credit	25,982	25,332	-
Payments made under the line of credit	(17,008)	(5,000)	-
Payments made under capital leases	(1,276)	(276)
Debt issuance costs	-	(406)	-
Net cash provided by financing activities	8,707	22,915	7,393

Net increase (decrease) in cash and cash equivalents	6,655	(52,575)	21,269
Cash and cash equivalents at beginning of year	37,120	89,695	68,426
Cash and cash equivalents at end of year	$43,775	$37,120	$89,695

Supplemental cash flow disclosure:
Cash paid for interest	$949	$360	$139
Cash paid (refunds received) for income taxes	$283	$329	$(2,105)

Noncash financing and investing activities:
Fair value of contingent consideration payable to M5 Networks, Inc.	$-	$12,500	$-
Shares issued as consideration in the acquisition of M5 Networks, Inc.	$-	$53,675	$-
Property and equipment acquired on capital lease	$379	$13	$-
Unpaid portion of property and equipment purchases included in period-end accounts payable	$20	$234	$191

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company - ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of pure Internet Protocol (IP), Unified Communications (UC) systems for enterprises while offering both premise-based and hosted business solutions. The Company’s premise systems are based on its distributed software architecture and switch-based hardware platform which enable multi-site enterprises to be served by a single telecommunications system. The Company’s premise systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. As a result, management believes that the Company’s systems enable enhanced end user productivity and provide lower total cost of ownership and higher customer satisfaction than alternative systems.  The Company also offers a hosted solution based on the Company’s proprietary unified communication platform. The hosted solution offers a secure and managed business communications solution to enterprises with no required capital investment. The Company’s hosted architecture offers are a wide variety of applications and services which provides a full user experience along with the capability to scale usage based on a customer’s evolving needs.

Fiscal Year End - The Company operates on a fiscal year ending June 30.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries located worldwide. All transactions and balances between the parent and the subsidiaries have been eliminated in consolidation.

Reclassifications - Accrued taxes and surcharges at June 30, 2012 have been reclassified from accrued liabilities and other to a separate line item in the consolidated balance sheets, to conform to the presentation at June 30, 2013.

In connection with the M5 Networks, Inc. (M5) acquisition, the consolidated balance sheet at June 30, 2012 has been recast to include retrospective purchase accounting adjustments. These adjustments were retrospectively applied to the March 23, 2012 acquisition date balance sheet. These adjustments pertain to measurement period adjustments during the nine months ended March 31, 2013, which coincides with the one year anniversary date of the acquisition, based on the valuation of assets acquired and liabilities assumed in the M5 acquisition. The effect on the consolidated balance sheet at June 30, 2012, as a result of the recast, is an increase in indemnification asset of $6.6 million, a decrease to property and equipment of $2.3 million, an increase to goodwill of $2.5 million, an increase to other assets of $1.0 million, a decrease in accounts payable of $50,000, an increase in accrued liabilities and other of $0.3 million, an increase of accrued taxes and surcharges of $6.6 million and an increase to other long-term liabilities of $0.9 million. The effect on the consolidated statement of cash flow for the year ended June 30, 2012, as a result of the recast, is an increase in the indemnification asset of $6.6 million and an increase in accrued taxes and surcharges of $6.6 million.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The use of estimates are included in certain areas including revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory and other assets valuation, accrued taxes and surcharges, accounting for income taxes and accounting for goodwill and purchased intangible assets.  Actual results could differ from those estimates.

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of June 30, 2013, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2013 and June 30, 2012 one value-added distributor accounted for 27% and 22% of the total accounts receivable, respectively.

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. Refer to Note 6 to the Consolidated Financial Statements for discussion of the methods used to determine the fair value of short-term investments. Refer to Note 7 to the Consolidated Financial Statements for discussion of the methods used to determine the fair value of the line of credit.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.  The Company’s cash and cash equivalents are maintained with various financial institutions.

Investments - The Company’s short-term investments are comprised of U.S. Government agency securities, corporate notes and commercial paper. These investments are held in the custody of three major financial institutions. The specific identification method is used to determine the cost basis of disposed fixed income securities. At June 30, 2013 and 2012, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,
	2013	2012	2011
Allowance for doubtful accounts - beginning	$774	$737	$876
Current period provision	140	140	-
Write-offs charged to allowance, net of recoveries	(275)	(103)	(139)
Allowance for doubtful accounts - ending	$639	$774	$737

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

Goodwill and Purchased-Intangible Assets - Goodwill is tested for impairment on an annual basis on June 30th and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The Company has two reporting units: premise segment and hosted segment. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in the fiscal years ended June 30, 2013, 2012 and 2011.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years. The Company performs a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in the fiscal years ended June 30, 2013, 2012 and 2011.

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

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The relative selling price is determined using vendor specific objective evidence of fair value (VSOE) when available. When VSOE cannot be established, the Company attempts to determine the third party evidence of selling price (TPE) for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally our product offerings differ from those of our competitors and comparable pricing of our competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling prices (ESP) in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a stand-alone basis.

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

The typical system includes a combination of IP phones, switches and UC software applications.  For sales transactions made both direct and to resellers revenue is recognized at the time of shipment provided that all the provisions of revenue recognition have been met. For sales to value-added distributors, revenue is initially deferred and is recognized at the time of sale by the distributor to their customer, provided all the provisions of revenue recognition have been met.  The Company refers to this distribution approach as its two-tier distribution model and the recognition of revenue at the time of sale by the distributor as the sell through method.

The Company recognizes revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with reseller partners generally do not include rights of return or acceptance provisions. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which the Company will accept a return. The Company maintains a reserve for such returns based on historical experience with reseller partners. The agreements with the Company’s value-added distributors allow for limited rights of return of products generally purchased within the previous 90 days.  In addition to such return rights, the Company generally offers price protection provisions to its distributors when there is a permanent reduction of its sales prices.  In such cases, the Company is obligated to grant the distributor a credit for the difference between the change in the aggregate price of any amounts that have been purchased but unsold by the distributor as of the effective date of such decrease. In addition, certain of the Company’s distributors stock phones and switches and purchase licenses only upon sale to a value added reseller or end customer. Revenue is deferred for distributors until the distributor sells the hardware and license to their customer. To the extent that the Company’s agreements contain acceptance terms, the Company recognizes revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances are recorded at the time revenue is recognized based on the Company’s historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to accounts receivable on the balance sheet.

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s transactions and are recognized as the revenue recognition criteria are met. Nearly all of the Company’s premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and the renewal rates on these contracts have been high historically. The Company’s recognizes support revenue on a ratable basis over the term of the support contract. Since the Company receives payment for support in advance of recognizing the related revenue, the Company carries a deferred revenue balance on the consolidated balance sheet.

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

The revenue for these multiple element arrangements is allocated to the non-essential software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the accounting guidance. The non-essential software deliverables included in a multiple element arrangement are subject to the industry specific software revenue recognition guidance. As the Company has not been able to obtain VSOE for all of the non-essential software deliverables in the arrangement, revenue allocated to the delivered non-essential software elements is recognized using the residual method in accordance with industry specific software revenue recognition guidance. Under the residual method, the amount of revenue recognized for the delivered non-essential software elements equaled the total allocated consideration less the VSOE of any undelivered elements bundled with such non-essential software elements.

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

Hosted revenues:

The Company’s hosted services and solutions consist primarily of our proprietary hosted voice over Internet Protocol (VoIP) UC system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, training and other professional services. Additionally, the Company offers their customers the ability to purchase phone systems from them directly or rent such systems as part of their service agreements. The customers are not required to purchase phones from the Company directly as they can independently purchase such equipment. Customers typically enter into a 12 month service agreement whereby they are billed for such services on a monthly basis.

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

Warranties - The majority of the Company’s products are covered by a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized based on historical experience. The determination of such provision requires the Company to make estimates of product return rates and expected costs to repair or replace the product under warranty. If actual costs differ significantly from these estimates, additional amounts are recorded when such costs are probable and can be reasonably estimated. The provisions for product warranties are recorded within cost of goods sold on the statement of operations and included within accrued liabilities and other on the balance sheet and are insignificant for fiscal 2013 and 2012.

Cooperative marketing costs – The Company has arrangements with its channel partners under which the Company reimburses them for cooperative marketing costs meeting specified criteria. The reimbursements are limited to 50% of the actual costs charged to the channel partners by third-party vendors for advertising, trade show activities and other related sales and marketing activities for which the Company receives an identifiable benefit (goods and services that the Company could have purchased directly from third-party vendors), subject to a limit of the total cooperative marketing allowance earned by each channel partner. The Company records the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses on the consolidated statements of operations, and maintains estimated accruals and allowances for these programs.

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

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2013, 2012 and 2011 (in thousands):

	Year Ended June 30,
	2013	2012	2011
Cost of product revenue	$110	$132	$123
Cost of hosted and related services revenue	188	37	-
Cost of support and services revenue	760	836	678
Research and development	2,789	3,614	3,497
Sales and marketing	2,921	4,031	3,140
General and administrative	3,837	3,993	3,741
Total stock-based compensation expense	$10,605	$12,643	$11,179

Foreign Currency Translation – The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs, however, the majority of sales transactions are denominated in U.S. dollars. The functional currency of the subsidiaries is the U.S. dollar. Foreign currency denominated sales, costs and expenses are recorded at the average exchange rates during the year. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations within other income (expense), net.

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

2. BUSINESS COMBINATIONS

M5 Networks, Inc. Acquisition

On March 23, 2012, the Company acquired all outstanding common stock of M5, a privately-held company based in New York and a provider of hosted unified communications solutions.  The acquisition of M5 allowed the Company to expand its product offering to include unified communication product and services over cloud-based platforms. The purchase consideration included 9.5 million shares of common stock issued to the shareholders of M5, cash payment of $80.9 million, and additional cash earn-outs (not to exceed $13.7 million in aggregate) payable over the next two years contingent upon achieving certain revenue targets for the twelve months ending December 31, 2012. The shares issued as consideration are valued based on the closing stock price of the Company’s common stock on March 23, 2012, (representing a Level 1 measurement). As revenue targets related to the contingent consideration were met in full on December 31, 2012, the Company paid $10.0 million in March 2013 and will pay the full remaining $3.7 million in January 2014. Any changes in the fair value of contingent consideration from events after the acquisition date were recognized in earnings of the period when the event occurred (See Note 6 to the Condensed Consolidated Financial Statements for additional information on the fair value of purchase consideration). The summary of the purchase consideration is as follows:

The summary of the purchase consideration is as follows:

(in thousands)
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

In addition to the measurement period adjustments impacting the purchase price allocation, the Company recognized a measurement period adjustment of $6.6 million related to the change in estimate of the sales, use and telecommunications taxes that existed as of the acquisition date. This adjustment was applied retroactively to March 23, 2012 to recognize the indemnification asset and increase the accrued taxes and surcharges to record amounts as if they had been known as of acquisition date and the balance sheet presentation as of June 30, 2012 has been updated for these amounts. The indemnification asset represents reimbursement the Company reasonably expects to receive from the escrow funds, currently held by a financial institution, pursuant to the M5 acquisition agreement. At June 30, 2013, the Company had recorded a $6.3 million indemnification asset and $11.3 million associated with the accrued taxes and surcharges liability recorded in the consolidated balance sheets which related to pre-acquisition and post-acquisition sales, use and telecommunications taxes based on the Company’s refined methodology used to calculate these estimated amounts.

In accordance with accounting for business combinations, the Company expensed $4.5 million for investment bankers fees, legal, consulting and other costs directly related to the acquisition. The Company recorded revenue of $15.5 million and earned a gross profit of $5.7 million from its hosted and related services business acquired from M5 in the year ended June 30, 2012. Due to the continued integration of the combined business, it is impractical to determine the earnings from M5 beyond the measure of gross profit.

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

	(Unaudited)
	Year Ended
In thousands, except per share amounts	June 30, 2012	June 30, 2011
Total revenue	$287,549	$238,507
Net loss	(23,324)	(33,488)
Basic and diluted earnings per share	$(0.41)	$(0.60)

3. BALANCE SHEET COMPONENTS

Balance sheet components consisted of the following:

	As of June 30,
	2013	2012
	(Amounts in thousands)
Inventories:
Raw materials	$128	$130
Distributor inventory	1,687	1,858
Finished goods	17,076	18,224
Total inventories	$18,891	$20,212

Property and equipment:
Computer equipment and tooling	$23,172	$16,381
Software	3,080	2,710
Furniture and fixtures	3,072	2,210
Leasehold improvements & others	6,330	2,985
Total property and equipment	35,654	24,286
Less accumulated depreciation and amortization	(20,029)	(13,791)
Property and equipment – net	$15,625	$10,495

Deferred revenue:
Product	$4,893	$5,803
Support and services	47,074	40,963
Hosted and related services	3,019	2,746
Total deferred revenue	$54,986	$49,512

4. SHORT-TERM INVESTMENTS

 The following is a summary of the Company’s short-term investments (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
Corporate notes and commercial paper	$6,107	$1	$(3)	$6,105
U.S. Government agency securities	1,396	-	-	1,396
Total short-term investments	$7,503	$1	$(3)	$7,501

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$10,667	$6	$(2)	$10,671
U.S. Government agency securities	7,706	-	(2)	7,704
Total short-term investments	$18,373	$6	$(4)	$18,375

 The following table summarizes the maturities of the Company’s short-term investments by contractual maturity (in thousands):

	June 30, 2013
	Amortized Cost	Fair Value
Less than 1 year	$4,912	$4,912
Due in 1 to 3 years	2,591	2,589
	$7,503	$7,501

	June 30, 2012
	Amortized Cost	Fair Value
Less than 1 year	$10,312	$10,316
Due in 1 to 3 years	8,061	8,059
	$18,373	$18,375

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

5.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually, on June 30th every year. There was no impairment of goodwill during fiscal 2013 and 2012.

The following table summarizes the changes in the carrying value of goodwill by segment for the years ended June 30, 2013 and 2012.

	Premise Segment	Hosted Segment	Total
As of June 30, 2011	$7,415	$-	$7,415
Addition (See Note 2)	-	115,250	115,250

As of June 30, 2012	7,415	115,250	122,665

Addition	-	85	85
As of June 30, 2013	$7,415	$115,335	$122,750

Intangible assets

The following is a summary of the Company’s intangible assets (in thousands):

	June 30, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	NetCarrying Amount	Gross Carrying Amount	Accumulated Amortization	NetCarrying Amount
Patents	$3,810	$(2,446)	$1,364	$3,485	$(1,673)	$1,812
Technology	22,948	(8,832)	14,116	22,848	(3,673)	19,175
Customer relationships	23,300	(4,448)	18,852	23,300	(1,042)	22,258
Non-compete agreements	300	(191)	109	300	(41)	259
Intangible assets in process and other	3,697	-	3,697	1,800	-	1,800
Intangible assets	$54,055	$(15,917)	$38,138	$51,733	$(6,429)	$45,304

The intangible assets are being amortized over useful lives ranging from 2 years to 8 years.

Amortization of intangible assets for the years ended June 30, 2013, 2012 and 2011 was $9.5 million, $4.5 million and $1.4 million, respectively.

The estimated future amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2014	$8,973
2015	7,080
2016	6,399
2017	5,519
2018	3,579
Thereafter	2,891
Total	$34,441

6.  FAIR VALUE DISCLOSURE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.
●	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$6,280	$6,280	$-	$-
Short-term investments:
Corporate notes and commercial paper	6,105	-	6,105	-
U.S. Government agency securities	1,396	-	1,396	-
Total assets measured and recorded at fair value	$13,781	$6,280	$7,501	$-
Liabilities:
Acquisition-related purchase consideration (See Note 2)	$3,577	$-	$3,577	$-

The above table excludes $37.5 million of cash balances on deposit at banks.

	June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$10,322	$10,322	$-	$-
Short-term investments:
Corporate notes and commercial paper	10,671	-	10,671	-
U.S. Government agency securities	7,704	-	7,704	-
Total assets measured and recorded at fair value	$28,697	$10,322	$18,375	$-
Liabilities:
Acquisition-related purchase consideration (See Note 2)	$12,703	$-	$-	$12,703

The above table excludes $26.8 million of cash balances on deposit at banks.

There were foreign exchange forward contracts (see Note 14) outstanding as of June 30, 2012 which were entered into by the Company on the last day of the period. This fair value is not material. No such contracts were outstanding as of June 30, 2013.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. We reviewed our financial and non-financial assets and liabilities for the years ended June 30, 2013 and 2012 and concluded that there were no material impairment charges during each of these years. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The Company measures the fair value of outstanding debts for disclosure purposes on a recurring basis. As of June 30, 2013 and 2012, long-term debt of $29.0 million and $20.0 million, respectively, is reported at amortized cost. This outstanding debt is classified at Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

The purchase consideration for the Company’s acquisition of M5 included a contingent portion ranging from zero to $13.7 million and was subject to the achievement of certain revenue targets. As these revenue targets were met in full on December 31, 2012, the Company paid $10.0 million in March 2013 and will pay the full remaining $3.7 million in January 2014. As the $3.7 million cash payment will happen in the future, the fair value of this as of June 30, 2013 was determined by taking the present value of these future cash payments using a present value discount rate of 6.0%. The purchase consideration is classified within Level 2 of the fair value hierarchy since it is based on observable inputs. During the year ended June 30, 2013, the purchase consideration was reclassified from a Level 3 to a Level 2 liability due to the change from unobservable to observable inputs used to calculate the fair value. The transfer in fair value hierarchy levels for the purchase consideration balances remaining unpaid as of June 30, 2013 is as follows (in thousands):

Acquisition- Related Consideration
Level 3 transfer out value	$(3,525)
Level 2 transfer in value	3,525
Gain (loss) on transfer	$-

The change in the fair value of our purchase consideration liability is as follows (in thousands):

Fair Value
As of June 30, 2011	$-
Add: Fair value of purchase consideration acquired	12,500
Add: Adjustment to purchase consideration	203
As of June 30, 2012	$12,703
Add: Adjustment to purchase consideration	874
Less: Payment of purchase consideration	(10,000)
As of June 30, 2013	$3,577

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. There was no impairment recorded in the years ended June 30, 2013, 2012 and 2011.

7. LINE OF CREDIT

On March 15, 2012, the Company entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility was amended on December 4, 2012. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit facility can be reborrowed. The borrowings under the Credit Facility will accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which will be based on the Company’s Consolidated EBITDA (as defined in the Credit Agreement), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s Consolidated EBITDA. The Company also pays annual commitment fees during the term of the Credit Agreement which varies depending on the Company’s Consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements. As of June 30, 2013, the Company had an additional $13.6 million available for borrowing under the Credit Facility.

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

For the year ended June 30, 2013, the Company paid interest at an approximate rate of 2.5%. As of June 30, 2013, the Company had $29.3 million outstanding under the Credit Facility and was in compliance with all its covenants. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the debt.

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

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Year Ended June 30,
	2013	2012	2011
Numerator:
Net loss	$(25,702)	$(20,737)	$(11,463)
Denominator:
Weighted average common shares outstanding (basic and diluted)	58,633	50,591	46,177
Net loss per share
Basic and diluted	$(0.44)	$(0.41)	$(0.25)

Anti-dilutive common equivalent shares related to stock-based awards excluded from the calculation of diluted shares were approximately 10.2 million, 10.6 million, and 9.1 million for the years ended June 30, 2013, 2012 and 2011 respectively.

 9. INCOME TAXES

The components of loss before income taxes consist of the following (in thousands):

	Year Ended June 30,
	2013	2012	2011
Domestic	$(25,568)	$(21,834)	$(11,981)
Foreign	292	150	451
Total	$(25,276)	$(21,684)	$(11,530)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended June 30,
	2013	2012	2011
Current:
Federal	$-	$-	$(415)
State	175	266	149
Foreign	108	85	207
Total current income tax	283	351	(59)

Deferred:
Federal	-	-	-
State	135	(1,280)	-
Foreign	8	(18)	(8)
Total deferred income tax	143	(1,298)	(8)
Provision for (benefit from) income taxes	$426	$(947)	$(67)

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to loss before benefit from income tax is as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Benefit from income tax at federal statutory rate	$(8,593)	$(7,346)	$(3,921)
Stock-based compensation	203	381	105
Credits	(695)	(850)	(1,622)
State taxes	181	173	149
Net operating loss carryback	-	-	(299)
Other	545	(50)	288
Increase in valuation allowance	8,785	6,745	5,233
Total	$426	$(947)	$(67)

Significant components of deferred tax assets consist of the following (in thousands):

	June 30,
	2013	2012
Deferred Tax Assets
Net operating loss carryforwards	$35,136	$33,223
Tax credit carryforwards	13,618	11,589
Stock compensation	15,779	14,110
Other	11,823	9,351
Gross deferred tax assets	76,356	68,273
Valuation allowance	(64,998)	(53,372)
Total deferred tax assets	11,358	14,901
Deferred Tax Liabilities
Acquistion intangibles	(11,288)	(14,822)
Total deferred tax liabilities	(11,288)	(14,822)
Total net deferred tax assets	$70	$79

During the year ended June 30, 2013, the increase in the Company’s total deferred tax assets of $8.1 million was primarily due to the increases in gross net operating losses, tax credit carryforwards and stock compensation expense. In addition, the decrease in the Company’s total deferred tax liabilities of $3.5 million was due to the amortization of the identifiable intangible property determined in the M5 acquisition. The $11.6 million increase in net deferred tax assets was further offset by a related increase in the valuation allowance of $11.6 million. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The realization of deferred tax assets is based on several factors, such as the Company’s history of past earnings, the scheduling of deferred tax liabilities and projected future income from operating activities. Except as noted below, as of June 30, 2013, management does not believe it is more likely than not that the net U.S. federal and state deferred tax assets are realizable. The Company intends to maintain the valuation allowance on its net deferred tax assets until sufficient positive evidence exists to support reversal of some or all of the allowance. The Company’s future income tax expense (benefit) will be affected in the event changes to the valuation allowance are required.

Included in the net operating loss carryforward deferred tax asset is approximately $1.6 million of deferred tax asset ($4.7 million pretax) attributable to excess stock option deductions. Because of a provision within ASC 718 concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.

In connection with the M5 acquisition, the Company recorded a $0.1 million increase in its income tax expense through an increase in the valuation allowance in fiscal 2013 compared to a $1.3 million income tax benefit recorded through the release of the valuation allowance in fiscal 2012.  The fiscal 2012 release was a result of the recording of a net deferred tax liability in connection with the acquisition of M5.

As of June 30, 2013, the Company had federal and California tax credit carryforwards of $8.0 million and $8.4 million, respectively. The federal tax credit carryfowards expire at various dates between 2024 and 2033. The California tax credits may be carried forward indefinitely. Including the net operating loss carryforwards available from the Agito and M5 acquisitions, the Company had California and other state net operating loss carryforwards of approximately $16.0 million and $16.6 million, respectively, which expire at various dates between 2016 and 2033.

The undistributed earnings from the Company’s foreign subsidiaries are not subject to a U.S. tax provision because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of June 30, 2013, the determination of the unrecorded deferred tax liability related to these earnings was not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company's foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

The Company had federal net operating loss carryforwards of approximately $102.5 million as of June 30, 2013, which expire at various dates between 2023 and 2033. These net operating loss carryforwards include the effects of a favorable tax ruling determined under Section 382 by the Internal Revenue Service in March 2010 as well as federal  net operating loss carryforwards available from the Agito and M5 acquisitions. The Company has not completed Section 382 studies for net operating losses incurred in the years subsequent to July 2007. Upon the completion of these studies, the amount of net operating losses available for utilization may be limited.

The “American Taxpayer Relief Act of 2012” (the “2012 Tax Act”) was enacted in January 2013. The 2012 Tax Act extended certain tax provisions that had previously expired under the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” (the 2010 Tax Act”). The 2012 Tax Act extended the Research and Development (R&D) credit for qualifying activities through December 31, 2013 and also extended the 50% bonus depreciation provisions on property acquired through December 31, 2013.

The 2010 Tax Act was enacted in December 2010 and had extended the R&D credit for qualifying activities through December 31, 2011 and the bonus depreciation provisions for qualifying property acquired after September 8, 2011 and before January 1, 2012. In addition, the 2010 Tax Act had increased the qualifying percentage deduction for bonus depreciation from 50% to 100% for acquired property made during this time.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information. As of June 30, 2013, 2012 and 2011, the Company's total amount of unrecognized tax benefit was approximately $4.1 million, $3.6 million and $3.1 million, respectively.

The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Beginning balance	$3,576	$3,074	$2,091
Decrease in tax positions for prior years	(22)	(148)	(183)
Increase in tax positions for current year	506	650	1,166
Ending balance	$4,060	$3,576	$3,074

As of June 30, 2013, the Company's total amount of unrecognized tax benefit was approximately $4.1 million of which only $0.1 million, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. Management included an accrual for interest and penalties that is immaterial to the ending balance determined as of June 30, 2013.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company’s primary tax jurisdiction is the United States. For federal and state tax purposes, the tax years 2002 through 2012 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

10. COMMON STOCK

 Common Shares Reserved for Issuance

At June 30, 2013, the Company had reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	17,817
Reserved under employee stock purchase plan	510
Total	18,327

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

The 2007 Plan provides for automatic annual increases of shares available for issuance of up to 5% of the number of common shares then outstanding.  In fiscal 2013 and 2012, the Board of Directors increased the number of shares authorized and available for issuance under the 2007 Plan by 2.9 million and 2.4 million shares, respectively, pursuant to the automatic increase provision. As of June 30, 2013, the Company had 7.6 million shares of common stock available for future issuance under the 2007 Plan.

The following table summarizes the Company’s stock option activities for the fiscal year ended June 30, 2013 (in thousands, except per share amounts):

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2012	8,944	$5.65
Options granted	1,867	$4.24
Options exercised	(147)	$2.55
Options cancelled/forfeited	(1,766)	$5.46
Balance at June 30, 2013	8,898	$5.45	5.69	$2,074
Options exercisable at June 30, 2013	5,926	$5.41	4.21	$2,016
Vested and expected to vest at June 30, 2013	8,142	$5.47	5.37	$2,053

The weighted-average grant-date fair value of options granted during the years ended June 30 2013, 2012, and 2011 was $2.46, $3.72, and $3.55, respectively. The total intrinsic value of options exercised in the years ended June 30, 2013, 2012, and 2011 was $0.3 million, $0.5 million, and $6.4 million, respectively, and represents the difference between the fair value of the Company’s common stock at the dates of exercise and the exercise price of the options.

The following table summarizes information about outstanding and exercisable options at June 30, 2013 (in thousands, except years and exercise prices):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.10 – 1.00	496	1.11	$0.67	496	$0.67
$2.50 – 3.91	554	4.67	3.29	423	3.20
$4.02 – 4.14	497	9.16	4.13	-	-
$4.17 – 4.80	1,572	8.17	4.43	427	4.53
$4.82	1,721	2.24	4.82	1,721	4.82
$4.93 – 5.10	440	4.86	4.98	431	4.98
$5.14 - 5.56	929	6.45	5.31	580	5.41
$5.63 - 7.41	704	5.54	6.27	621	6.25
$8.41 - 11.40	1,193	7.43	7.77	694	7.76
$8.29 – 13.73	792	6.76	10.32	533	10.52
Total Outstanding	8,898	5.69	$5.45	5,926	$5.41

Stock-based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of the following assumptions: (i) the expected volatility of the Company’s common stock, which is based on a blended rate of the Company’s own common stock volatility and the volatility data of certain peer companies; (ii) the expected term which is the period that the Company’s stock-based awards are expected to be outstanding based on Company’s actual historic grant, exercise, and post-vesting forfeiture data; (iii) an expected dividend yield, which is assumed to be 0% as the Company has not paid and, as of the date of grant, did not anticipate paying dividends in the foreseeable future; and (iv) a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect on the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to expected term of the option award. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following assumptions:

	Year Ended June 30,
	2013	2012	2011
Expected life from grant date of option	5.32-5.48 years	6.08 years	5.75-6.26 years
Risk-free interest rate	0.67-0.91%	0.79-1.15%	1.43-2.12%
Expected volatility	68-69%	65-66%	57%
Expected dividend yield	0%	0%	0%

As of June 30, 2013 total unrecognized compensation cost related to stock options granted to employees and non-employee directors was $5.1 million, net of estimated forfeitures, which the Company expects to recognize over 2.5 years.

Employee Stock Purchase Plan

On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved employee stock purchase plan (the “ESPP”) which was further amended in November 2010. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st and November 1st each year. Under the ESPP, employees purchase shares of the Company's common stock at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower.

In February of fiscal year 2013 and 2012, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 587,188 shares and 481,433 shares, respectively.

The fair value of stock purchase rights granted under the ESPP is estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended June 30,
	2013	2012	2011
Expected life from grant date of ESPP	0.50 years	0.50 years	0.50 years
Risk-free interest rate	0.09-0.15%	0.07-0.15%	0.10-0.20%
Expected volatility	42-57%	52-74%	46-52%
Expected dividend yield	0%	0%	0%

Expenses related to shares issued under the ESPP are included in stock-based compensation expense. The Company issued 446,231 shares and 647,121 shares under the ESPP in fiscal 2013 and 2012, respectively, at a weighted average price per share of $3.42 and $4.59, respectively. As of June 30, 2013, total unrecognized compensation cost related to the ESPP plan was $0.2 million, which the Company expects to recognize over 0.5 years.

Restricted Stock Awards and Restricted Stock Units

Restricted stock award and restricted stock unit activity for the year ended June 30, 2013 is as follows (in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding - July 1, 2012	1,641	$5.88
Awarded	709	4.23
Released	(732)	5.43
Forfeited	(308)	5.88
Outstanding - June 30, 2013	1,310	$5.24

The weighted average grant-date fair value of restricted stock awards and units granted during fiscal 2013, 2012 and 2011 was $3.0 million, $6.3 million and $5.1 million, respectively. As of June 30, 2013, total unrecognized compensation cost related to restricted stock awards and units awarded to employees and directors was $3.0 million, net of estimated forfeitures, which the Company expects to recognize over 2.3 years.

As permitted under the 2007 Plan, in fiscal 2013, the Company issued 106,671 shares of restricted stock, with a fair value of $0.4 million, to non-employee directors electing to receive them in lieu of an annual cash retainer. These shares were issued quarterly and vest immediate upon issuance.

12. LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation – At June 30, 2013, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable. During the year ended June 30, 2012, the Company settled one of the claims against it by entering into a settlement agreement for $0.5 million. The settlement amount was included in general and administrative expenses.

Leases - The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. In connection with the Company’s acquisition of M5, the Company assumed certain capital leases for equipment and operating leases for equipment and facilities. Future minimum lease payments under the noncancelable capital and operating leases as of June 30, 2013, are as follows (in thousands):

Years Ending June 30,	Operating leases	Capital leases
2014	$3,819	$1,442
2015	2,876	377
2016	2,535	-
2017	2,333	-
2018	1,828	-
Therafter	4,230	-
Total minimum lease payments	$17,621	1,819

Less: Amount representing interest		(118)
Present value of total minimum lease payments		1,701
Less: Current portion liability		(1,334)
Capital lease obligation, net of current portion		$367

The current portion of the capital leases is included in accrued liabilities and other on the consolidated balance sheet. The non-current portion of the capital leases is included in other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted to U.S. dollars at the interbank exchange rate on June 30, 2013.

Rent expense for the years ended June 30, 2013, 2012, and 2011, was $3.8 million, $2.5 million and $1.9 million, respectively.

Purchase commitments - As of June 30, 2013, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $24.0 million.

Indemnification - Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify and defend its customers against infringement of any patent, trademark, or copyright or the misappropriation of any trade secret, arising from the customers’ legal use of the Company’s services. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under pertinent agreements. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer.

The Company also has entered into customary indemnification agreements with each of its officers and directors. The Company also has indemnification obligations to the underwriters of its initial public offering pursuant to the underwriting agreement executed in connection with that offering.

13. SEGMENT INFORMATION

Prior to the acquisition of M5, the Company was organized and operated as one reportable segment. In connection with the acquisition of M5, the Company evaluated the guidance in ASC 280, Segment Reporting, and concluded that the acquired business is distinct from the Company’s core premise solutions and is therefore a separate reportable segment. M5’s hosted solutions and related services are now operated by the Company within its Hosted segment. The Company’s legacy premise solutions are operated within the premise segment. The Company’s chief operating decision-maker is its Chief Executive Officer (CEO). The Company’s CEO reviews revenue and gross profit for these two distinct segments to evaluate financial performance and allocate resources. As the Company continues to integrate operation functions of the combined businesses, reportable amounts beyond gross margin are not considered significant for operating purposes. The financial information by the two reportable segments is also accompanied by information about revenue by geographic regions.

The following presents total revenue and gross profit by reportable segments (in thousands):

	Year Ended June 30,
	2013	2012	2011
Revenues:
Premise	$243,266	$231,085	$200,112
Hosted	70,277	15,547	-
Total revenues	$313,543	$246,632	$200,112

Gross profit:
Premise	$162,701	$152,736	$133,467
Hosted	25,751	5,743	-
Total gross profit	$188,452	$158,479	$133,467

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

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Year Ended June 30,
	2013	2012	2011
United States of America	$283,276	$217,585	$177,049
International	30,267	29,047	23,063
Total	$313,543	$246,632	$200,112

Revenue from one value-added distributor accounted for approximately 22% of the total revenue during both of the years ended June 30, 2013 and 2012. No single value-added distributor, reseller or end customer accounted for more than 10% of the total revenue during the year ended June 30, 2011.

The following presents a summary by geographic region of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	As at June 30,
	2013	2012
United States of America	$14,929	$10,230
International	696	265
Total	$15,625	$10,495

Refer to Note 5 for segment disclosures related to goodwill.

14.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the years ended June 30, 2013 and June 30, 2012, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2012 (in thousands).

	June 30, 2012
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$970	$985
British pound	£1,140	1,780
Euro	€480	604
Total		$3,369

No such contracts were outstanding as of June 30, 2013.

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

16. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net loss and earnings per share by quarter for the fiscal years ended June 30, 2013 and 2012. This data was derived from the Company’s unaudited consolidated financial statements.

	Three Months Ended
	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011
	(In thousands, except per share amounts)
Total revenue	$85,603	$78,320	$74,636	$74,984	$78,458	$56,304	$58,012	$53,858
Gross profit	51,258	47,440	43,888	45,866	47,791	37,260	37,940	35,488
Net loss	(2,300)	(5,011)	(10,354)	(8,037)	(5,045)	(8,512)	(2,538)	(4,642)
Basic and diluted net loss per common share	$(0.04)	$(0.09)	$(0.18)	$(0.14)	$(0.09)	$(0.17)	$(0.05)	$(0.10)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2013 of the Company and our report dated September 12, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 12, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements - See Index to Financial Statements at page 50 of this Report.

(2) Financial Statement Schedule - Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes to those financial statements.

(3) Exhibits - See Exhibit Index at page 84 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September 2013.

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Allen Seto and Michael E. Healy, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DON JOOS	President and	September 12, 2013
Don Joos	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ MICHAEL E. HEALY	Chief Financial Officer	September 12, 2013
Michael E. Healy	(Principal Financial Officer and
Principal Accounting Officer)
/s/ CHARLES D. KISSNER	Chairman of the Board	September 12, 2013
Charles D. Kissner

/s/ MARK F. BREGMAN	Director	September 12, 2013
Mark F. Bregman

/s/ GARY J. DAICHENDT	Director	September 12, 2013
Gary J. Daichendt

/s/ KENNETH DENMAN	Director	September 12, 2013
Kenneth Denman

/s/ MICHAEL GREGOIRE	Director	September 12, 2013
Michael Gregoire

/s/ EDWARD F. THOMPSON	Director	September 12, 2013
Edward F. Thompson

EXHIBIT INDEX

Exhibit Number	Exhibit Title
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

10.5+	Executive Employment Agreement dated August 12, 2013, by the Company and Donald Joos.

10.6+	Transitional Offer letter dated August 7, 2013, by the Company and Peter Blackmore.

10.7+
Offer Letter, dated April 22, 2007, by the Company and Michael E. Healy (incorporated by reference to Exhibit 10.19 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

10.8+	Fiscal 2014 Executive Incentive Compensation

10.9+	Non-employee director compensation guidelines (incorporated by reference to the Company’s Form 8-K filed on February 12, 2008).

10.10+	Form of "Tier 2" Retention Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011).

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

10.17
$50,000,000 Senior Secured Credit Facilities Credit Agreement dated as of March 15, 2012 among the Company, the lenders named therein and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012) and Amendment Letter (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed February 8, 2013.)

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