Form 10-Q
period 2013-09-30
ShoreTel Inc
filed 2013-11-08
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 25, 2013, 60,366,531 shares of the registrant’s common stock were outstanding.

Index
SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended September 30, 2013

Index
PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$49,855	$43,775
Short-term investments	6,118	7,501
Accounts receivable, net of allowances of $643 as of September 30, 2013 and $639 as of June 30, 2013	31,003	37,118
Inventories	17,634	18,891
Indemnification asset	6,600	6,277
Prepaid expenses and other current assets	6,506	6,417
Total current assets	117,716	119,979
Property and equipment - net	15,623	15,625
Goodwill	122,750	122,750
Intangible assets - net	35,646	38,138
Other assets	3,313	3,295
Total assets	$295,048	$299,787
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,823	$9,790
Accrued liabilities and other	15,703	17,766
Accrued employee compensation	11,984	13,159
Accrued taxes and surcharges	10,623	11,312
Purchase consideration	3,630	3,577
Deferred revenue	40,835	39,692
Total current liabilities	96,598	95,296

Line of credit, net of debt issuance costs	18,026	29,004
Long-term deferred revenue	16,540	15,294
Other long-term liabilities	3,783	4,053
Total liabilities	134,947	143,647
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 60,297 and 59,168 shares as of September 30, 2013 and June 30, 2013, respectively	327,249	322,260
Accumulated other comprehensive income (loss)	5	(2)
Accumulated deficit	(167,153)	(166,118)
Total stockholders’ equity	160,101	156,140
Total liabilities and stockholders’ equity	$295,048	$299,787

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenue:
Product	$47,682	$45,834
Hosted and related services	20,739	15,662
Support and services	15,866	13,488
Total revenue	84,287	74,984
Cost of revenue:
Product (1)	16,296	15,787
Hosted and related services (1)	12,533	9,142
Support and services (1)	4,282	4,189
Total cost of revenue	33,111	29,118
Gross profit	51,176	45,866
Operating expenses:
Research and development (1)	13,280	13,953
Sales and marketing (1)	27,666	30,756
General and administrative (1)	10,629	8,595
Total operating expenses	51,575	53,304
Loss from operations	(399)	(7,438)
Other income (expense):
Interest income	28	41
Interest expense	(287)	(413)
Other income (expense), net	(168)	(30)
Total other expense	(427)	(402)
Loss before provision for income tax	(826)	(7,840)
Provision for income tax	209	197
Net loss	$(1,035)	$(8,037)
Net loss per share - basic and diluted	$(0.02)	$(0.14)
Shares used in computing net loss per share - basic and diluted (2)	59,543	58,186

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$29	$50
Cost of hosted and related services revenue	49	38
Cost of support and services revenue	247	207
Research and development	564	1,059
Sales and marketing	544	862
General and administrative	681	1,137
Total stock-based compensation expense	$2,114	$3,353

(2) Potentially dilutive securities were not included in the computation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Net loss	$(1,035)	$(8,037)
Other comprehensive income, net of tax:
Unrealized gains on short-term investments	7	7
Other comprehensive income	7	7

Comprehensive loss	$(1,028)	$(8,030)

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,035)	$(8,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,345	3,677
Stock-based compensation expense	2,114	3,353
Amortization of premium on investments	40	51
Loss on disposal of property and equipment	278	-
Provision for doubtful accounts receivable	75	-
Change in fair value of purchase consideration	53	188
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	6,040	3,896
Inventories	1,141	1,140
Indemnification asset	(323)	-
Prepaid expenses and other current assets	(89)	(741)
Other assets	(18)	361
Accounts payable	3,201	(419)
Accrued liabilities and other	(2,109)	(866)
Accrued employee compensation	(1,175)	(499)
Accrued taxes and surcharges	(689)	318
Deferred revenue	2,389	694
Net cash provided by operating activities	14,238	3,116

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(1,036)	(1,774)
Purchases of investments	-	(3,552)
Proceeds from sale/maturities of investments	1,350	7,950
Purchases of patents, technology and other intangible assets	-	(750)
Net cash provided by investing activities	314	1,874

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,315	27
Taxes paid on vested and released stock awards	(440)	(618)
Payments made under line of credit	(11,000)	-
Payments made under capital leases	(347)	(304)
Net cash used in financing activities	(8,472)	(895)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,080	4,095
CASH AND CASH EQUIVALENTS - Beginning of period	43,775	37,120
CASH AND CASH EQUIVALENTS - End of period	$49,855	$41,215

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$215	$220
Cash paid for taxes	$63	$60

NONCASH INVESTING AND FINANCING ACTIVITIES:

Property, plant and equipment acquired on capital lease	$123	$41
Unpaid portion of property and equipment purchases included in period-end accruals	$888	$893

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) are a leading provider of pure Internet Protocol, or IP, Unified Communications (“UC”) systems for enterprises while offering both premise-based and hosted business solutions. The Company’s premise systems are based on its distributed software architecture and switch-based hardware platforms which enable multi-site enterprises to be served by a single telecommunications system. The Company’s premise systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. The Company also offers a hosted solution based on the Company’s proprietary UC platform. The hosted solution offers a secure and managed business communications solution to enterprises with minimal capital investment required. The Company’s hosted architecture offers a wide variety of applications and services which provide a full user experience along with the capability to scale based on a customer’s evolving needs.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of September 30, 2013, and for the three months ended September 30, 2013 and 2012 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Reclassifications

In connection with the acquisition of M5 Networks, Inc. (“M5”) in March 2012, the consolidated statement of cash flow for the three months ended September 30, 2012 has been recast to include retrospective purchase accounting adjustments. These adjustments were retrospectively applied to the March 23, 2012 acquisition date balance sheet. These adjustments pertain to measurement period adjustments during the nine months ended March 31, 2013, which coincides with the one year anniversary date of the acquisition, based on the valuation of assets acquired and liabilities assumed in the M5 acquisition. The effect on the consolidated statement of cash flow for the three months ended September 30, 2012, as a result of the recast, is a change to the addition of the deferred tax valuation allowance of $0.1 million, a decrease in the other assets of $1.0 million, a decrease in accrued and other liabilities of $1.2 million and an increase in accrued taxes and surcharges of $0.3 million.

Computation of Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 10.8 million and 11.8 million shares were not included in the computation of diluted net loss per share for the three months ended September 30, 2013 and 2012, respectively, because such securities were anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of September 30, 2013, all of the Company’s cash, cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 31% of total accounts receivable at September 30, 2013. At June 30, 2013 one value-added distributor accounted for 27% of the total accounts receivable.

Index
Revenue Recognition

The Company’s revenue recognition policy from products and services of its premise and hosted segments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 was adopted by the Company beginning July 1, 2013. The adoption of ASU 2011-11 did not impact disclosures or the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either as a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income (loss) to net income (loss) alongside their respective components of net income (loss) and other comprehensive income (loss). The deferred provision was adopted in the three months ended September 30, 2013 and did not have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-2, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2012-2), an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update was adopted in the three months ended September 30, 2013 and did not have an impact on the Company's consolidated financial statements.

Index
3. Balance Sheet Details

Balance Sheet Components Consist of the Following:

	September 30, 2013	June 30, 2013
	(Amounts in thousands)
Inventories:
Raw materials	$128	$128
Distributor inventory	1,450	1,687
Finished goods	16,056	17,076
Total inventories	$17,634	$18,891

Property and equipment:
Computer equipment and tooling	$25,027	$23,172
Software	3,108	3,080
Furniture and fixtures	3,207	3,072
Leasehold improvements & others	6,029	6,330
Total property and equipment	37,371	35,654
Less accumulated depreciation and amortization	(21,748)	(20,029)
Property and equipment – net	$15,623	$15,625

Deferred revenue:
Product	$4,074	$4,893
Support and services	49,867	47,074
Hosted and related services	3,434	3,019
Total deferred revenue	$57,375	$54,986

Intangible Assets:

The following is a summary of the Company’s intangible assets as of the following dates (in thousands):

	September 30, 2013			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,810	$(2,643)	$1,167	$3,810	$(2,446)	$1,364
Technology	24,944	(10,238)	14,706	22,948	(8,832)	14,116
Customer relationships	23,300	(5,299)	18,001	23,300	(4,448)	18,852
Non-compete agreements	300	(228)	72	300	(191)	109
Intangible assets in process and other	1,700	-	1,700	3,697	-	3,697
Intangible assets	$54,054	$(18,408)	$35,646	$54,055	$(15,917)	$38,138

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

Index
During the three months ended September 30, 2012, the Company capitalized $0.5 million of software development costs related to new products. The software became available for general release to customers during the three months ended September 30, 2013; therefore, a total of $2.0 million in software development costs were transferred from intangible assets in process and other to technology in the table above and amortization expense is being recognized related to these capitalized software costs.  The Company did not capitalize any software development costs for the three months ended September 30, 2013.

Amortization of intangible assets for the three months ended September 30, 2013 and 2012 was $2.5 million and $2.4 million, respectively.

The estimated amortization expenses for intangible assets as of September 30, 2013 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2014 (remaining nine months)	$7,093
2015	7,745
2016	7,064
2017	5,574
2018	3,579
Thereafter	2,891
Total	$33,946

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2013
Corporate notes and commercial paper	$5,524	$5	$-	$5,529
U.S. Government agency securities	589	-	-	589
Total short-term investments	$6,113	$5	$-	$6,118

As of June 30, 2013
Corporate notes and commercial paper	$6,107	$1	$(3)	$6,105
U.S. Government agency securities	1,396	-	-	1,396
Total short-term investments	$7,503	$1	$(3)	$7,501

Index
The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of September 30, 2013
Less than 1 year	$5,609	$5,613
Due in 1 to 3 years	504	505
Total	$6,113	$6,118

	Amortized Cost	Fair Value
As of June 30, 2013
Less than 1 year	$4,912	$4,912
Due in 1 to 3 years	2,591	2,589
Total	$7,503	$7,501

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

4. Fair Value Disclosure

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$7,679	$7,679	$-	$-
Short-term investments:
Corporate notes and commercial paper	5,529	-	5,529	-
U.S. Government agency securities	589	-	589	-
Total assets measured and recorded at fair value	$13,797	$7,679	$6,118	$-
Liabilities:
Acquisition-related consideration	$3,630	$-	$3,630	$-

The above table excludes $42.2 million of cash balances on deposit at banks.

Index
	June 30,2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$6,280	$6,280	$-	$-
Short-term investments:
Corporate notes and commercial paper	6,105	-	6,105	-
U.S. Government agency securities	1,396	-	1,396	-
Total assets measured and recorded at fair value	$13,781	$6,280	$7,501	$-
Liabilities:
Acquisition-related consideration	$3,577	$-	$3,577	$-

The above table excludes $37.5 million of cash balances on deposit at banks.

The foreign exchange forward contracts outstanding as of September 30, 2013 are entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value is not material and is not reflected either as an asset or a liability.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no material impairment charges during the three months ended September 30, 2013 and 2012, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The Company measures the fair value of outstanding debts for disclosure purposes on a recurring basis. As of September 30, 2013 and June 30, 2013, long-term debt of $18.0 million and $29.0 million, respectively, is reported at amortized cost. This outstanding debt is classified at Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

The purchase consideration for the Company’s acquisition of M5 included a contingent portion ranging from zero to $13.7 million and was subject to the achievement of certain revenue targets. These revenue targets were met in full on December 31, 2012, and as such, $10.0 million was paid in March 2013 and the full remaining $3.7 million will be paid in January 2014. Additionally, due to the achievement of these revenue targets, the fair value of the remaining $3.7 million was determined as of September 30, 2013 by taking the present value of these future cash payments using a present value discount rate of 6.0%. The purchase consideration is classified within Level 2 of the fair value hierarchy since it is based on observable inputs.

The change in the fair value of the Company’s purchase consideration liability is as follows (in thousands):

Fair Value
As of June 30, 2013	$3,577
Add: Change in fair value of purchase consideration	53
As of September 30, 2013	$3,630

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment in the three months ended September 30, 2013 that required a nonrecurring fair value analysis to be performed on non-financial assets.

Index
5. Line of credit

On March 15, 2012, the Company entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility was amended on December 4, 2012. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50.0 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility are available for future borrowings.  The borrowings under the Credit Facility accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which is based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA.  The Company also pays annual commitment fees during the term of the Credit Facility which varies depending on the Company’s consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements. As of September 30, 2013, the Company had an additional $31.7 million available for borrowing under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of September 30, 2013.

For the three months ended September 30, 2013, the Company paid interest at an approximate rate of 2.4% per annum. As of September 30, 2013, the Company had $18.3 million outstanding under the Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the debt.

6. Income Taxes

The Company recorded an income tax provision of $0.2 million for both the three months ended September 30, 2013 and 2012.

The tax provision of $0.2 million determined for the three months ended September 30, 2013 is primarily the result of income tax provisions for federal alternative minimum tax, tax provisions for profitable foreign jurisdictions based upon income earned during this period and tax provisions for certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.

The tax provision determined for the three months ended September 30, 2012 is primarily the result of income tax provisions for profitable jurisdictions based upon income earned during this period, tax provisions for certain states that are determined on a basis other than income earned and an increase in the valuation allowance recorded against deferred tax assets established upon the acquisition of M5 Networks.

The Company maintains liabilities for uncertain tax positions. As of September 30, 2013 and June 30, 2013, the Company’s total amounts of unrecognized tax benefits were $4.1 million and $4.1 million, respectively. Of the total of $4.1 million of unrecognized tax benefit as of September 30, 2013, only $0.1 million, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

The “American Taxpayer Relief Act of 2012” (the “2012 Tax Act”) was enacted in January 2013. The 2012 Tax Act extended certain tax provisions that had previously expired under the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010”. The 2012 Tax Act extended the Research and Development credit for qualifying activities through December 31, 2013 and also extended the 50% bonus depreciation provisions on property acquired through December 31, 2013.

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

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2001 through 2013 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

 7. Common Stock

Common Shares Reserved for Issuance

At September 30, 2013, the Company has reserved shares of common stock for issuance as follows (in thousands):

Index
Reserved under stock option plans	16,676
Reserved under employee stock purchase plan	510
Total	17,186

 8. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (ESPP) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,
	2013	2012
Expected life from grant date of option (in years)	5.44	5.32
Expected life from grant date of ESPP (in years)	0.50	0.50
Risk free interest rate for options	1.51%	0.67 - 1.68%
Risk free interest rate for ESPP	0.07%	0.15%
Expected volatility for options	66%	69 - 73%
Expected volatility for ESPP	42%	57%
Expected dividend yield	0%	0%

During the three months ended September 30, 2013 and 2012, the Company recorded non-cash stock-based compensation expense of $2.1 million and $3.4 million, respectively.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of September 30, 2013, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $10.4 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.9 years.

9. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provided for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. This plan was terminated in January 2007 for new issuances.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees, directors and consultants of the Company. Options granted generally vest ratably over four years from the date of grant. The 2007 Plan provides that the options shall be exercisable over a period not to exceed ten years. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. Pursuant to the provisions under the 2007 Plan, each year, the number of shares in the reserve shall be increased by the provisions set forth in the 2007 Plan, subject to approval by the Company’s Board of Directors. The Company’s Board of Directors increased the number of shares authorized and reserved for issuance under the 2007 Plan during the years ended June 30, 2013 and 2012, by 2.9 million shares and 2.4 million shares, respectively.

Index
Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,898	$5.45
Options granted (weighted average fair value $2.67 per share)	1,476	4.63
Options exercised	(947)	3.57
Options cancelled/forfeited	(257)	6.07
Balance at September 30, 2013	9,170	$5.49	6.61	$10,557
Vested and expected to vest at September 30, 2013	7,939	$5.58	6.05	$8,853
Options exercisable at September 30, 2013	5,216	$5.73	4.82	$5,528

The total pre-tax intrinsic value for options exercised in the three months ended September 30, 2013 and 2012 was $1.7 million and $36,000, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

In February of fiscal 2013 and 2012, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 587,188 and 481,433 shares, respectively.

As of September 30, 2013, 509,924 shares are reserved for future issuance under the ESPP.

11. Restricted Stock

Under the 2007 Plan, during the three months ended September 30, 2013 the Company issued fully vested restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees, and generally vest 25% at each one year anniversary from the date of grant.

Restricted stock award and restricted stock unit activity for the three months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Beginning outstanding	1,310	1,641
Awarded	619	468
Released	(294)	(431)
Forfeited	(53)	(55)
Ending outstanding	1,582	1,623

Index
Information regarding restricted stock awards and restricted stock units outstanding at September 30, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,582	1.77	$9,557
Shares vested and expected to vest	1,026	1.48	$6,195

 12. Litigation, Commitments, Contingencies and Leases

Litigation — At September 30, 2013, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and   dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

In addition, on March 21, 2013, the Company provided Fortis Advisors LLC, as representative of the former shareholders of M5 Networks, with a Claim Certificate disclosing certain claims for indemnification under the January 31, 2012 Agreement and Plan of Reorganization between M5 and the Company (the “Purchase Agreement”).  Thereafter, the Company and Fortis engaged in negotiations in an attempt to resolve the indemnification claims asserted by the Company.  In September 2013, the Company received notice of commencement of an arbitration proceeding by Fortis on behalf of the former shareholders of M5.  Through the arbitration, Fortis seeks a declaration that the Company’s claims for indemnification are precluded.  On October 11, 2013, the Company served its response, denying all of Fortis’ allegations and asserting counterclaims for breach of the Purchase Agreement and declaratory relief.  An arbitration hearing has not yet been set.

Indemnification asset — At September 30, 2013, the Company had recorded a $6.6 million indemnification asset. The indemnification asset represents reimbursement the Company reasonably expects to receive from the escrow funds, currently held by a financial institution, pursuant to the M5 acquisition agreement.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable capital and operating leases as of September 30, 2013, are as follows (in thousands):

Years Ending June 30,	Operating Leases	Capital Leases
2014 (remaining nine months)	$3,262	$1,087
2015	3,420	413
2016	3,188	41
2017	3,013	14
2018	2,279	-
Therafter	4,230	-
Total minimum lease payments	$19,392	1,555

Less: amount representing interest		(78)
Present value of total minimum lease payments		1,477
Less: current portion liability		(1,258)
Capital lease obligation, net of current portion		$219

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.6 million.

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on September 30, 2013.

Rent expense for the three months ended September 30, 2013 and 2012 was $1.1 million and $0.9 million, respectively.

Index
Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory totaling approximately $32.1 million as of September 30, 2013 and $24.0 million as of June 30, 2013.

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

13. Segment Information

The Company provides UC systems for enterprises through offering both premise and hosted business solutions. Due to the uniqueness of these platforms, the Company considers each of these offerings a separate segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer (“CEO”). The Company’s CEO reviews revenue and gross profit for these two distinct segments to evaluate financial performance and allocate resources. The financial information by the two reportable segments is also accompanied by information about revenue by geographic regions.

The following presents total revenue and gross profit by reportable segments (in thousands):

	Three Months Ended September 30,
	2013	2012
Total revenues:
Premise	$63,548	$59,322
Hosted	20,739	15,662
Total	$84,287	$74,984

Gross profit:
Premise	$42,970	$39,346
Hosted	8,206	6,520
Total	$51,176	$45,866

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2013	2012
United States of America	$76,531	$66,965
International	7,756	8,019
Total	$84,287	$74,984

Revenue from one value-added distributor accounted for approximately 25% and 22% of the total revenue during the three months ended September 30, 2013 and 2012, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics.

Index
The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	September 30, 2013	June 30, 2013
United States of America	$14,971	$14,929
International	652	696
Total	$15,623	$15,625

The following presents the carrying value of goodwill for the Company’s reportable segments (in thousands):

	Premise Segment	Hosted Segment	Total
As of June 30, 2013	$7,415	$115,335	$122,750

As of September 30, 2013	$7,415	$115,335	$122,750

14. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three months ended September 30, 2013, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. The fair values recorded during the three months ended September 30, 2013 and 2012 were not material since these contracts were entered into on the last day of the period. These derivatives have maturities of approximately one month.

The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of September 30, 2013 (in thousands):

	September 30, 2013
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$2,350	$2,165
British pound	£2,710	4,355
Euro	€420	564
Total		$7,084

No such contracts were outstanding as of June 30, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of Internet Protocol (“IP”) telecommunications solutions for enterprises. We were founded in September 1996 and shipped our first system in 1998. Since that time, we have continued to develop and enhance our product line. Our acquisition of M5 Networks, Inc. (“M5”), a provider of hosted unified communication solutions, in the third quarter of fiscal 2012, expanded our products and service offerings to now include hosted solutions. Our acquisition of Agito Networks, Inc. (“Agito”), a provider of platform-agnostic enterprise mobility, in the second quarter of fiscal 2011, expanded our existing mobile solution with the vision of allowing users to communicate on any device, such as a desk phone, mobile phone, tablet or computer, at any location using any cellular or Wi-Fi network simply and cost effectively.

Index
Our solutions are available for businesses to operate in their own premise data centers or on a hosted, cloud-based platform. Solutions within our premise segment are comprised of our switches, IP phones and software applications which work with our unique IP architecture to provide a brilliantly simple integrated communication system. Our ShoreTel Sky solutions are sold within our hosted segment and are comprised of M5’s software and services delivered to the customer using our routers and IP phones. We anticipate that our cloud business will grow at a faster rate than our premise business. Accordingly, we will continue to invest more in cloud-based infrastructure to help enable our growth.

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

We sell our premise and hosted products primarily through channel partners that market and sell our systems to customers across all industry verticals, focusing on small and medium companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We believe our channel strategy allows us to reach a larger number of prospective small and medium business customers more effectively than if we were to sell directly. The number of our authorized channel partners was approximately 1,000 as of September 30, 2013. Our internal sales and marketing personnel support these channel partners in their selling efforts. In some circumstances, the enterprise customer will purchase products directly from us, but in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

We are headquartered in Sunnyvale, California and have sales, customer support, general and administrative and engineering functions in Texas. Following the acquisition of M5, our ShoreTel Sky related functions are performed from our offices in New York and Illinois. The majority of our personnel work at these locations. Sales, engineering, and support personnel are also located throughout the United States and, to a lesser extent, in Canada, the United Kingdom, Ireland, Germany, Spain, Hong Kong, Singapore, Philippines, India and Australia. Since the vast majority of our new hosted revenue comes from the United States, we have experienced a decrease in the percentage of total revenue represented by international sales, which accounted for approximately 9% and 11% of our total revenue for the three months ended September 30, 2013 and 2012, respectively. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

As of September 30, 2013, our solutions have been installed by more than 31,000 business customers. We serve a wide range of vertical markets, including professional services, financial services, government, education, health care, manufacturing, non-profit organizations and technology industries.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings made or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Deferred revenue for our hosted segment represents amounts paid by customers for future services to be provided. Our deferred revenue balance at September 30, 2013 was $57.3 million, of which $40.8 million is expected to be recognized within one year.

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

Index
Gross margin for premise support and services is impacted primarily by labor-related expenses. The primary goal of our support and services function is to ensure a high level of customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we may be able to slightly improve gross margin for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

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

Operating expenses. Our operating expenses are comprised primarily of compensation and benefits for our employees as well as marketing expenses. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce in the hosted business to support our anticipated growth, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Average revenue per user. We calculate the monthly average service revenue per user (“ARPU”) for our hosted segment as the average monthly recurring revenue per customer divided by the average number of seats per customer. The average monthly recurring revenue per customer is calculated as the monthly recurring service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three month periods ended September 30, 2013 and 2012 were approximately $47 and $55, respectively. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of telecommunication internet circuits to new customers as compared to the existing customer base.

Revenue churn. Revenue churn for our hosted segment is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the total monthly recurring revenue from all customers in a given period and then annualizing the calculation. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services as of both September 30, 2013 and 2012 was approximately 4%.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Premise Revenue. Premise product revenue consists of sales of our business communications systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise business. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction levels, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Premise product revenue accounted for 56% and 61% of our total revenue for the three months ended September 30, 2013 and 2012, respectively.

Premise support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Premise support and services revenues accounted for 19% and 18% of our total revenue for the three months ended September 30, 2013 and 2012, respectively.

Hosted Revenue. Hosted services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications like mobility, internet service provisioning, training, installation and other professional services. Additionally, we offer our customers the ability to purchase IP phones from us directly or rent such systems as part of their service agreements. Our hosted services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted revenues accounted for 25% and 21% of our total revenues for the three months ended September 30, 2013 and 2012, respectively.

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

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, branding and advertising, trade shows, sales demonstration equipment, professional services fees, amortization of intangible assets, and facilities expenses. We plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.  We expect that sales and marketing expenses will be our largest operating expense category.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2013 Annual Report on Form 10-K.

Index
Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for the three months ended September 30, 2013 and 2012 (in thousands, except per share amounts).

	Three Months Ended September 30,
	2013	2012
Revenue:
Product	$47,682	$45,834
Hosted and related services	20,739	15,662
Support and services	15,866	13,488
Total revenue	84,287	74,984
Cost of revenue:
Product (1)	16,296	15,787
Hosted and related services (1)	12,533	9,142
Support and services (1)	4,282	4,189
Total cost of revenue	33,111	29,118
Gross profit	51,176	45,866
Gross profit %	60.7%	61.2%

Operating expenses:
Research and development (1)	13,280	13,953
Sales and marketing (1)	27,666	30,756
General and administrative (1)	10,629	8,595
Total operating expenses	51,575	53,304
Loss from operations	(399)	(7,438)
Other income (expense):
Interest income	28	41
Interest expense	(287)	(413)
Other income (expense), net	(168)	(30)
Total other expense	(427)	(402)
Loss before provision for income tax	(826)	(7,840)
Provision for income tax	209	197
Net loss	$(1,035)	$(8,037)
Net loss per share - basic and diluted (2)	$(0.02)	$(0.14)
Shares used in computing net loss per share - basic and diluted (2)	59,543	58,186

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$29	$50
Cost of hosted and related services revenue	49	38
Cost of support and services revenue	247	207
Research and development	564	1,059
Sales and marketing	544	862
General and administrative	681	1,137
Total stock-based compensation expense	$2,114	$3,353

(2) Potentially dilutive securities were not included in the computation of diluted net loss per share for the periods which had a net loss because to do so would have been anti-dilutive.

Index
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,
	2013	2012
Revenue:
Product	56%	61%
Hosted and related services	25%	21%
Support and services	19%	18%
Total revenue	100%	100%
Cost of revenue:
Product	19%	21%
Hosted and related services	15%	12%
Support and services	5%	6%
Total cost of revenue	39%	39%
Gross profit	61%	61%
Operating expenses:
Research and development	16%	19%
Sales and marketing	33%	41%
General and administrative	12%	11%
Total operating expenses	61%	71%
Loss from operations	-	(10%)
Interest income	-	-
Interest expense	(1%)	(1%)
Other income (expense), net	-	-
Total other expense	(1%)	(1%)
Loss before provision for income tax	(1%)	(11%)
Provision for income tax	-	-
Net loss	(1%)	(11%)

Comparison of the three months ended September 30, 2013 and September 30, 2012

Revenue.

	Three Months Ended September 30,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Revenue	$84,287	$74,984	$9,303	12%

Total revenue increased by $9.3 million or 12% in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.  The increase in the overall revenue was primarily due to a $5.1 million increase in revenue associated with our hosted business as well as a $4.2 million increase in premise revenue during the same period.

Index
Premise Revenue

Premise product revenue increased by $1.8 million, or 4%, in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to higher sales volumes of our solutions. Our international premise revenue represented 12% and 14% of our premise revenue in the three months ended September 30, 2013 and 2012, respectively. Premise support and services revenue increased by $2.4 million or 18% in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in support and services revenue was primarily due to increased sales to existing customers resulting in higher post-contractual support revenues due to high renewal rates on maintenance contracts as well as the continued expansion of our customer base resulting from sales to new customers.

Hosted Revenue

Hosted and related service revenue increased by $5.1 million or 32% in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, respectively. The increase in hosted and related service revenue was primarily due to continual growth in our customer base as a result of additional sales personnel within our hosted segment, our expanded branding and product marketing efforts as well as additional increases in the use of our services from existing customers.

Cost of revenue and gross profit.

	Three Months Ended September 30,
	2013	2012	Change $		Change %
(in thousands, except percentages)
Cost of revenue	$33,111	$29,118	$3,993		14%
Gross profit	51,176	45,866	5,310		12%
Gross margin	61%	61%	n/	a	-

Overall gross margin remained consistent at 61% for both the three months ended September 30, 2013 and 2012.

Premise Gross Margin

Premise product gross margins were 66% in both the three months ended September, 2013 and 2012. Premise support and services gross margins increased to 73% in the three months ended September 30, 2013 as compared to 69% in the three months ended September 30, 2012. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Hosted Gross Margin

Hosted and related service gross margin remained relatively consistent at 40% for the three months ended September 30, 2013 as compared to 42% for the three months ended September 30, 2012. As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other cost reductions in our service delivery platform.

Our hosted business service offering includes cost elements that are unique to the hosted service offering which in turn, impacts the overall hosted service gross margins. Specifically, as part of our hosted service offering, we provide our customers unlimited domestic calling plans and internet service plans. To provide calling services, we purchase and resell minutes and calling plans from various national and regional telecommunication carriers. Additionally, we purchase and resell telecommunications circuits from various local and national internet service providers as a service to customers. As a result of reselling calling plans and providing internet data plans to customers, we incur various regulatory charges. In addition, the hosted gross margin is impacted by the amortization of intangible assets related to the acquisition of M5 Networks.

Upon completion of our acquisition of M5 Networks, we have undertaken and plan to undertake several initiatives to create greater efficiencies in the delivery of our hosted services.  These initiatives include:

•	Consolidation of data centers;

•	Integration to common hardware platforms;

•	Integration of our customer support services teams;

•	Review of our telecommunication costs;

•	Development of our next generation product.

While we believe that through the execution of these initiatives we will improve our gross margins, due to the nature of the unique costs identified above and the overall timing to execute our gross margin improvement initiatives, we do not anticipate that gross margins for our hosted and related services will be commensurate with that of premise business in the short term.

Index
Operating expenses.

	Three Months Ended September 30,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Research and development	$13,280	$13,953	$(673)	(5%)
Sales and marketing	27,666	30,756	(3,090)	(10%)
General and administration	10,629	8,595	2,034	24%

Research and development. Research and development expenses decreased by $0.7 million, or 5%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 The decrease in research and development expenses from the prior period is due to a decrease in personnel related costs including benefits, bonus and commissions of $0.7 million due to a decrease in headcount.

Sales and marketing. Sales and marketing expenses decreased by $3.1 million, or 10%, in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.  The decrease in sales and marketing expenses from the prior period is primarily due to a decrease in personnel related costs including benefits, bonus and commissions of $2.8 million and a decrease in travel and entertainment expenses of $0.7 million, both due to a decrease in headcount.

General and administrative. General and administrative expenses increased by $2.0 million, or 24%, in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in general and administrative expenses from the prior period is primarily due to an increase in personnel related costs including benefits and variable compensation of $0.9 million, an increase in consulting and outside service fees of $0.4 million, an increase in facilities costs of $0.3 million and an increase in sales tax expense of $0.3 million. These increases are due to the increase in overall expenses to support the addition of facilities and headcount.

Other income (expense), net.

	Three Months Ended September 30,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Interest income	$28	$41	$(13)	(32%)
Interest expense	(287)	(413)	(126)	(31%)
Other income (expense), net	(168)	(30)	138	460%

Interest income. Interest income decreased by $13,000 primarily due to a lower cash and short term investment balance invested during fiscal 2013 as compared to fiscal 2012.

Interest expense. Interest expense decreased by $0.1 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to a lower base of purchase consideration  liabilities in which imputed interest expense is recognized in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Other income (expense), net. Other income (expense), net, increased by $0.1 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of an increase in our foreign exchange loss due to the stregthening of the U.S. dollar against certain foreign currencies in which we transact.

Index
Provision for income tax.

	Three Months Ended September 30,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$209	$197	$12	6%

Provision for income tax. The Company’s effective tax rate differs from the statutory rate largely due to the Company providing a full valuation allowance on the current year net operating losses. The provision for income taxes for the three months ended September 30, 2013 is primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.  The income tax provision for the three months ended September 30, 2012 includes a charge of approximately $135,000 relating to the increase in valuation allowance for deferred tax assets associated with subsequent purchase price adjustments recorded for the M5 acquisition.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	September 30, 2013	June 30, 2013	Increase/ (Decrease)
Cash and cash equivalents	$49,855	$43,775	$6,080
Short-term investments	6,118	7,501	(1,383)
Total	$55,973	$51,276	$4,697

As of September 30, 2013, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $56.0 million, accounts receivable of $31.0 million and the balance of $31.7 million available for borrowing under our Credit Facility.

On March 15, 2012, we entered into a secured credit agreement (the “Credit Facility”) with Silicon Valley Bank to finance a portion of the M5 acquisition including paying related fees and expenses and for general corporate purposes.  The Credit Facility was amended on December 4, 2012. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50.0 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit facility are available for future borrowings. The borrowings under the Credit Facility accrue interest either (at our election) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which is based on the our Consolidated EBITDA (as defined in the Credit Agreement), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon our Consolidated EBITDA.  We also pay an annual commitment fee during the term of the Credit Agreement which varies depending on our Consolidated EBITDA. The Credit Facility is secured by substantially all of our assets. For the three months ended September 30, 2013, we paid interest at an approximate rate of 2.4% per annum. The amount outstanding under the Credit Facility was $18.3 million as of September 30, 2013.

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

Index
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Three Months Ended September 30,
	2013	2012
Cash provided by operating activities	$14,238	$3,116
Cash provided by investing activities	314	1,874
Cash used in financing activities	(8,472)	(895)
Net increase in cash and cash equivalents	$6,080	$4,095

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

Net loss during the three months ended September 30, 2013 and 2012 included non-cash charges of $2.1 million and $3.4 million in stock-based compensation expense, respectively, and depreciation and amortization of $4.3 million and $3.7 million, respectively. Net loss during the three months ended September 30, 2013 also included a non-cash charge of $0.3 million related to the loss on disposal of property and equipment.

Cash provided by operating activities during the three months ended September 30, 2013 also reflects net changes in operating assets and liabilities, which provided $8.4 million of cash consisting primarily of a decrease in accounts receivable of $6.0 million due to improved collections, a decrease in inventory of $1.1 million, an increase in accounts payable of $3.2 million and an increase in deferred revenue of $2.4 million. These cash inflows were offset by an increase in indemnification asset of $0.3 million, a decrease in accrued and other liabilities of $2.1 million, a decrease in accrued employee compensation of $1.2 million and a decrease in accrued taxes and surcharges of $0.7 million.

Cash provided by operating activities during the three months ended September 30, 2012 also reflects net changes in operating assets and liabilities, which provided $3.9 million of cash consisting primarily of a decrease in accounts receivable of $3.9 million due to improved collections coupled with lower revenue recognized, decrease in inventory of $1.1 million due to the reduction in the volume of production, increase in deferred revenue of $0.7 million due to higher support contracts and increased volume through our value-added distributors, decrease in other assets of $0.4 million and an increase in accrued taxes and surcharges of $0.3 million. These cash inflows were offset by an increase in prepaid expenses and other current assets of $0.7 million, an decrease in accrued liabilities and other of $0.9 million and decreases in accounts payable and accrued employee compensation of $0.4 million and $0.5 million, respectively.

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

Net cash provided by investing activities was $0.3 million during the three months ended September 30, 2013 primarily related to the maturities of short-term investments of $1.4 million, offset by purchase of property and equipment of $1.0 million.

Net cash provided by investing activities was $1.9 million during the three months ended September 30, 2012 primarily related to maturities of short-term investments of $8.0 million offset by the purchase of short-term investments of $3.6 million, purchases of property and equipment of $1.8 million and purchases of patents, technology and other intangible assets of $0.8 million.

Cash flows from financing activities

Net cash used in financing activities was $8.5 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively. In the three months ended September 30, 2013, we made repayments of $11.0 million under our Credit Facility, paid $0.4 million associated with employee tax obligations on the vesting of restricted stock units, paid $0.4 million in relation to our capital leases, offset by the receipt of $3.3 million from the exercise of stock options. In the three months ended September 30, 2012, we paid $0.6 million associated with employee tax obligations on the vesting of restricted stock units and made $0.3 million in payments in relation to our capital leases.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2013 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$19,392	$4,326	$6,342	$5,669	$3,055
Capital lease obligations	1,555	1,333	222	-	-
Line of credit	18,332	-	-	18,332	-
Non-cancellable purchase commitments (inventory and software licenses)	33,500	32,769	731	-	-
Purchase consideration	3,630	3,630	-	-	-
Total	$76,409	$42,058	$7,295	$24,001	$3,055

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.6 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in Australian dollar, British pound and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of September 30, 2013, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.7 million.

We do not have any material changes in the market risk and the interest rate risk disclosure included in the “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2013.

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

There were no material changes in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2013.

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

Date: November 8, 2013

ShoreTel, Inc.

	By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1+
Executive Employment Agreement dated August 12, 2013, by the Company and Donald Joos (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed on September 12, 2013).

10.2+
Transitional Offer letter dated August 7, 2013, by the Company and Peter Blackmore (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed on September 12, 2013).

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management Compensatory Plan or Arrangement

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