Form 10-Q
period 2013-12-31
ShoreTel Inc
filed 2014-02-07
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 31, 2014, 61,431,677 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES
FORM 10-Q for the Quarter Ended December 31, 2013

Index
PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$52,226	$43,775
Short-term investments	5,080	7,501
Accounts receivable, net of allowances of $653 as of December 31, 2013and $639 as of June 30, 2013	30,838	37,118
Inventories	19,282	18,891
Indemnification asset	6,151	6,277
Prepaid expenses and other current assets	5,897	6,417
Total current assets	119,474	119,979
Property and equipment - net	19,333	15,625
Goodwill	122,750	122,750
Intangible assets - net	33,069	38,138
Other assets	3,088	3,295
Total assets	$297,714	$299,787
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,337	$9,790
Accrued liabilities and other	15,161	17,766
Accrued employee compensation	15,321	13,159
Accrued taxes and surcharges	11,100	11,312
Purchase consideration	3,684	3,577
Deferred revenue	43,889	39,692
Total current liabilities	103,492	95,296

Line of credit, net of debt issuance costs	9,048	29,004
Long-term deferred revenue	16,790	15,294
Other long-term liabilities	3,693	4,053
Total liabilities	133,023	143,647
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 61,199 and 59,168 shares as of December 31, 2013 and June 30, 2013, respectively	332,780	322,260
Accumulated other comprehensive income (loss)	4	(2)
Accumulated deficit	(168,093)	(166,118)
Total stockholders’ equity	164,691	156,140
Total liabilities and stockholders’ equity	$297,714	$299,787

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue:
Product	$46,557	$43,769	$94,239	$89,603
Hosted and related services	21,719	17,087	42,458	32,749
Support and services	16,209	13,780	32,075	27,268
Total revenue	84,485	74,636	168,772	149,620
Cost of revenue:
Product (1)	16,341	15,069	32,637	30,856
Hosted and related services (1)	14,078	11,400	26,611	20,542
Support and services (1)	4,207	4,279	8,489	8,468
Total cost of revenue	34,626	30,748	67,737	59,866
Gross profit	49,859	43,888	101,035	89,754
Operating expenses:
Research and development (1)	12,281	12,195	25,561	26,148
Sales and marketing (1)	27,355	31,739	55,021	62,495
General and administrative (1)	10,398	9,292	21,027	17,887
Total operating expenses	50,034	53,226	101,609	106,530
Loss from operations	(175)	(9,338)	(574)	(16,776)
Other income (expense):
Interest expense	(205)	(676)	(492)	(1,089)
Interest income and other (expense), net	(334)	(250)	(474)	(239)
Total other expense	(539)	(926)	(966)	(1,328)
Loss before provision for income tax	(714)	(10,264)	(1,540)	(18,104)
Provision for income tax	226	90	435	287
Net loss	$(940)	$(10,354)	$(1,975)	$(18,391)
Net loss per share - basic and diluted	$(0.02)	$(0.18)	$(0.03)	$(0.32)
Shares used in computing net loss per share - basic and diluted	60,809	58,566	60,177	58,376

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$16	$34	$45	$84
Cost of hosted and related services revenue	183	40	232	78
Cost of support and services revenue	126	239	373	446
Research and development	402	919	966	1,978
Sales and marketing	510	1,073	1,054	1,935
General and administrative	846	1,194	1,527	2,331
Total stock-based compensation expense	$2,083	$3,499	$4,197	$6,852

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Net loss	$(940)	$(10,354)	$(1,975)	$(18,391)
Other comprehensive income (loss), net of tax:
Unrealized gains(loss) on short-term investments	(1)	(6)	$6	$1
Other comprehensive income (loss)	(1)	(6)	6	1

Comprehensive loss	$(941)	$(10,360)	$(1,969)	$(18,390)

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,975)	$(18,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,866	7,562
Stock-based compensation expense	4,197	6,852
Amortization of premium on investments	74	88
Loss on disposal of property and equipment	278	87
Provision for doubtful accounts receivable	125	-
Change in fair value of purchase consideration	107	653
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	6,155	2,364
Inventories	(8)	(57)
Indemnification asset	126	(442)
Prepaid expenses and other current assets	520	(203)
Other assets	207	170
Accounts payable	3,841	2,181
Accrued liabilities and other	(2,389)	(2,975)
Accrued employee compensation	2,162	937
Accrued taxes and surcharges	(212)	3,174
Deferred revenue	5,693	2,364
Net cash provided by operating activities	27,767	4,364

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(7,206)	(5,808)
Purchases of investments	-	(4,318)
Proceeds from sale/maturities of investments	2,353	14,389
Purchases of patents, technology and other intangible assets	-	(1,555)
Net cash provided by (used in) investing activities	(4,853)	2,708

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,867	964
Taxes paid on vested and released stock awards	(544)	(695)
Borrowings from line of credit	-	4,974
Payments made under line of credit	(20,000)	(5,000)
Payments made under capital leases	(786)	(596)
Net cash used in financing activities	(14,463)	(353)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,451	6,719
CASH AND CASH EQUIVALENTS - Beginning of period	43,775	37,120
CASH AND CASH EQUIVALENTS - End of period	$52,226	$43,839

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$352	$418
Cash paid for taxes	$122	$117

NONCASH INVESTING AND FINANCING ACTIVITIES:

Property, plant and equipment acquired on capital lease	$123	$41
Unpaid portion of property and equipment purchases included in period-end accruals	$762	$1,384

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business

    ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) are a leading provider of pure Internet Protocol, or IP, Unified Communications (“UC”) systems for enterprises while offering both premise-based and hosted business solutions. The Company’s premise systems are based on its distributed software architecture and switch-based hardware platforms which enable multi-site enterprises to be served by a single telecommunications system. The Company’s premise systems enable a single point of management, easy installation and a high degree of scalability and reliability, and provide end users with a consistent, full suite of features across the enterprise, regardless of location. In addition to premise-based platform, the Company offers a hosted solution based on the Company’s proprietary UC platform. The hosted solution offers a secure and managed business communications solution to enterprises with minimal capital investment required. The Company’s hosted architecture offers a wide variety of applications and services which provide a full user experience along with the capability to scale based on a customer’s evolving needs.

2. Basis of Presentation and Significant Accounting Policies

   The accompanying condensed consolidated financial statements as of December 31, 2013, and for the three and six months ended December 31, 2013 and 2012 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

   The condensed consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Reclassifications

   In connection with the acquisition of M5 Networks, Inc. (“M5”) in March 2012, the consolidated statement of cash flow for the six months ended December 31, 2012 has been recast to include retrospective purchase accounting adjustments. These adjustments were retrospectively applied to the March 23, 2012 acquisition date balance sheet. These adjustments pertain to measurement period adjustments during the nine months ended March 31, 2013, which coincides with the one year anniversary date of the acquisition, based on the valuation of assets acquired and liabilities assumed in the M5 acquisition. The effect on the consolidated statement of cash flow for the six months ended December 31, 2012, as a result of the recast, is a decrease in the inventory of $0.1 million and an increase of purchase of property, plant and equipment of $0.1 million.

Computation of Net Loss per Share

   Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 10.1 million and 11.8 million shares were not included in the computation of diluted net loss per share for the three and six months ended December 31, 2013 and 2012, respectively, because such securities were anti-dilutive.

Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of December 31, 2013, all of the Company’s cash, cash equivalents and short-term investments were managed by several financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 23% of total accounts receivable at December 31, 2013. At June 30, 2013 one value-added distributor accounted for 27% of the total accounts receivable.

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

   In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either as a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income (loss) to net income (loss) alongside their respective components of net income (loss) and other comprehensive income (loss). The deferred provision was adopted by the Company beginning July 1, 2013 and did not have an impact on the Company’s consolidated financial statements.

    In July 2012, the FASB issued ASU No. 2012-2, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2012-2), an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update was adopted by the Company beginning July 1, 2013 and did not have an impact on the Company's consolidated financial statements.

Index
3. Balance Sheet Details

Balance Sheet Components Consist of the Following:

	December 31,	June 30,
	2013	2013
	(Amounts in thousands)
Inventories:
Raw materials	$128	$128
Distributor inventory	1,715	1,687
Finished goods	17,439	17,076
Total inventories	$19,282	$18,891

Property and equipment:
Computer equipment and tooling	$30,463	$23,172
Software	3,119	3,080
Furniture and fixtures	3,327	3,072
Leasehold improvements & others	6,094	6,330
Total property and equipment	43,003	35,654
Less accumulated depreciation and amortization	(23,670)	(20,029)
Property and equipment – net	$19,333	$15,625

Deferred revenue:
Product	$5,046	$4,893
Support and services	51,389	47,074
Hosted and related services	4,244	3,019
Total deferred revenue	$60,679	$54,986

Intangible Assets:

   The following is a summary of the Company’s intangible assets as of the following dates (in thousands):

	December 31, 2013			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,810	$(2,839)	$971	$3,810	$(2,446)	$1,364
Technology	26,644	(11,730)	14,914	22,948	(8,832)	14,116
Customer relationships	23,300	(6,150)	17,150	23,300	(4,448)	18,852
Non-compete agreements	300	(266)	34	300	(191)	109
Intangible assets in process and other	-	-	-	3,697	-	3,697
Intangible assets	$54,054	$(20,985)	$33,069	$54,055	$(15,917)	$38,138

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

Index
   During the three and six months ended December 31, 2012, the Company capitalized $0.7 million and $1.2 million of software development costs related to new products, respectively. The software became available for general release to customers during the three months ended September 30, 2013; at which time, an aggregate of  $2.0 million in software development costs were transferred from intangible assets in process and other to technology in the table above, and the amortization expense is being recognized related to these capitalized software costs. During the three months ended December 31, 2013, the Company transferred $1.7 million of software development costs related to internal use software acquired from M5 from intangible assets in process to technology.

   Amortization of intangible assets for the three months ended December 31, 2013 and 2012 was $2.6 million and $2.4 million, respectively. Amortization of intangible assets for the six months ended December 31, 2013 and 2012 was $5.1 million and $4.8 million, respectively.

   The estimated amortization expenses for intangible assets as of December 31, 2013 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2014 (remaining six months)	$4,754
2015	8,085
2016	7,404
2017	5,914
2018	3,919
Thereafter	2,993
Total	$33,069

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2013
Corporate notes and commercial paper	$4,494	$4	$-	$4,498
U.S. Government agency securities	582	-	-	582
Total short-term investments	$5,076	$4	$-	$5,080

As of June 30, 2013
Corporate notes and commercial paper	$6,107	$1	$(3)	$6,105
U.S. Government agency securities	1,396	-	-	1,396
Total short-term investments	$7,503	$1	$(3)	$7,501

Index
The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of December 31, 2013
Less than 1 year	$4,573	$4,576
Due in 1 to 3 years	503	504
Total	$5,076	$5,080

	Amortized Cost	Fair Value
As of June 30, 2013
Less than 1 year	$4,912	$4,912
Due in 1 to 3 years	2,591	2,589
Total	$7,503	$7,501

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

4. Fair Value Disclosure

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$8,719	$8,719	$-	$-
Short-term investments:
Corporate notes and commercial paper	4,498	-	4,498	-
U.S. Government agency securities	582	-	582	-
Total assets measured and recorded at fair value	$13,799	$8,719	$5,080	$-
Liabilities:
Acquisition-related consideration	$3,684	$-	$3,684	$-

   The above table excludes $43.5 million of cash balances on deposit at banks.

Index
	June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$6,280	$6,280	$-	$-
Short-term investments:
Corporate notes and commercial paper	6,105	-	6,105	-
U.S. Government agency securities	1,396	-	1,396	-
Total assets measured and recorded at fair value	$13,781	$6,280	$7,501	$-
Liabilities:
Acquisition-related consideration	$3,577	$-	$3,577	$-
The above table excludes $37.5 million of cash balances on deposit at banks.

The foreign exchange forward contracts outstanding as of December 31, 2013 are entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value is not material and is not reflected either as an asset or a liability.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no material impairment charges during the three and six months ended December 31, 2013 and 2012, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The Company measures the fair value of outstanding debts for disclosure purposes on a recurring basis. As of December 31, 2013 and June 30, 2013, long-term debt of $9.0 million and $29.0 million, respectively, is reported at amortized cost. This outstanding debt is classified at Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

The purchase consideration for the Company’s acquisition of M5 included a contingent portion ranging from zero to $13.7 million and was subject to the achievement of certain revenue targets. These revenue targets were met in full on December 31, 2012, and as such, $10.0 million was paid in March 2013 and the remaining $3.7 million was paid in January 2014. Additionally, due to the achievement of these revenue targets, the fair value of the remaining $3.7 million was determined as of December 31, 2013 by taking the present value of these future cash payments using a present value discount rate of 6.0%. The purchase consideration is classified within Level 2 of the fair value hierarchy since it is based on observable inputs.

The change in the fair value of the Company’s purchase consideration liability is as follows (in thousands):

Fair Value
As of June 30, 2013	$3,577
Add: Change in fair value of purchase consideration	107
As of December 31, 2013	$3,684

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment in the three and six months ended December 31, 2013 that required a nonrecurring fair value analysis to be performed on non-financial assets.

Index
5. Line of credit

   On March 15, 2012, the Company entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility was amended on December 4, 2012. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50.0 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility are available for future borrowings.  The borrowings under the Credit Facility accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which is based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA.  The Company also pays annual commitment fees during the term of the Credit Facility which varies depending on the Company’s consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements. As of December 31, 2013, the Company had an additional $40.7 million available for borrowing under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of December 31, 2013.

For the three and six months ended December 31, 2013, the Company paid interest at an approximate rate of 2.4% per annum. As of December 31, 2013, the Company had $9.0 million outstanding under the Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the debt.

6. Income Taxes

The Company recorded an income tax provision of $0.2 million and $0.4 million for the three and six months ended December 31, 2013, respectively and $0.1 million and $0.3 million for the three and six months ended December 31, 2012, respectively.

The tax provision of $0.2 million and $0.4 million determined for the three and six months ended December 31, 2013 is primarily the result of income tax provisions for federal alternative minimum tax, tax provisions for profitable foreign jurisdictions based upon income earned during this period and state tax provisions including certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.

The tax provision determined for the three and six months ended December 31, 2012 is primarily the result of income tax provisions for profitable jurisdictions based upon income earned during this period, tax provisions for certain states that are determined on a basis other than income earned and an increase in the valuation allowance recorded against deferred tax assets established upon the acquisition of M5 Networks.

The Company maintains liabilities for uncertain tax positions. As of December 31, 2013 and June 30, 2013, the Company’s total amounts of unrecognized tax benefits were $3.9 million and $4.1 million, respectively. Of the total of $3.9 million of unrecognized tax benefit as of December 31, 2013, approximately $48,000, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

 7. Common Stock

Common Shares Reserved for Issuance

Index
At December 31, 2013, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	15,981
Reserved under employee stock purchase plan	316
Total	16,297

 8. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (“ESPP”) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Expected life from grant date of option (in years)	5.31	5.42	5.43	5.32 - 5.42
Expected life from grant date of ESPP (in years)	0.50	0.50	0.50	0.50
Risk free interest rate for options	1.44%	0.69%	1.51%	0.67% - 0.69%
Risk free interest rate for ESPP	0.10%	0.13% - 0.15%	0.07% - 0.10%	0.13% - 0.15%
Expected volatility for options	65%	69%	66%	69%
Expected volatility for ESPP	48%	44% - 57%	42% - 48%	44% - 57%
Expected dividend yield	0%	0%	0%	0%

            During the three and six months ended December 31, 2013, the Company recorded non-cash stock-based compensation expense of $2.1 million and $4.2 million, respectively. During the three and six months ended December 31, 2012, the Company recorded non-cash stock-based compensation expense of $3.5 million and $6.9 million, respectively.

            Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of December 31, 2013, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $9.9 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.7 years.

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

Index
Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,898	$5.45
Options granted (weighted average fair value $2.72 per share)	1,545	4.73
Options exercised	(1,566)	3.97
Options cancelled/forfeited	(404)	5.89
Balance at December 31, 2013	8,473	$5.57	6.57	$32,404
Vested and expected to vest at December 31, 2013	7,566	$5.67	6.22	$28,237
Options exercisable at December 31, 2013	4,844	$5.90	4.89	$17,183

The total pre-tax intrinsic value for options exercised during the three and six months ended December 31, 2013 was $1.9 million and $3.6 million, respectively and $0.1 million and $0.2 million for the three and six months ended December 31, 2012, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

10. Employee Stock Purchase Plan

On September 18, 2007, the Board of Directors approved the commencement of offering periods under a previously-approved ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st and November 1st, each year. Under the ESPP, employees purchased shares of the Company's common stock at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower.

In February of fiscal 2013 and 2012, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 587,188 and 481,433 shares, respectively.

As of December 31, 2013, 316,089 shares are reserved for future issuance under the ESPP.

11. Restricted Stock

Under the 2007 Plan, during the three and six months ended December 31, 2013 the Company issued fully vested restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees and generally vest 25% at each one year anniversary from the date of grant.

Restricted stock award and restricted stock unit activity for the six months ended December 31, 2013 and 2012 is as follows (in thousands):

	Six Months Ended
	December 31,
	2013	2012
Beginning outstanding	1,310	1,641
Awarded	781	526
Released	(384)	(488)
Forfeited	(115)	(122)
Ending outstanding	1,592	1,557

Index
Information regarding restricted stock awards and restricted stock units outstanding at December 31, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,592	1.60	$14,776
Shares vested and expected to vest	1,148	1.50	$10,652

 12. Litigation, Commitments, Contingencies and Leases

Litigation — At December 31, 2013, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

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

Indemnification asset — At December 31, 2013, the Company had $6.2 million of indemnification asset. The indemnification asset represents reimbursement the Company reasonably expects to receive from the escrow funds, currently held by a financial institution, pursuant to the M5 acquisition agreement.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable capital and operating leases as of December 31, 2013, are as follows (in thousands):

Years Ending June 30,	Operating Leases	Capital Leases
2014 (remaining six months)	$2,157	$698
2015	4,539	427
2016	4,715	41
2017	4,586	7
2018	3,897	-
Therafter	6,314	-
Total minimum lease payments	$26,208	1,173

Less: amount representing interest		(47)
Present value of total minimum lease payments		1,126
Less: current portion liability		(1,007)
Capital lease obligation, net of current portion		$119

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.6 million.

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on December 31, 2013.

Rent expense for the three months ended December 31, 2013 and 2012 was $1.0 million and $0.9 million, respectively and was $2.1 million and $1.8 million, for the six months ended December 31, 2013 and 2012, respectively.

Index
Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory totaling approximately $30.4 million as of December 31, 2013 and $24.0 million as of June 30, 2013.

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

13. Segment Information

The Company provides UC systems for enterprises through offering both premise and hosted business solutions. Due to the uniqueness of these platforms, the Company considers each of these offerings a separate segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer (“CEO”). The Company’s CEO reviews revenue and gross profit for these two distinct segments to evaluate financial performance and allocate resources. The financial information by the two reportable segments is also accompanied by information about consolidated revenue by geographic regions.

The following presents total revenue and gross profit by reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012
Total revenues:
Premise	$62,766	$57,549	$126,314	$116,871
Hosted	21,719	17,087	42,458	32,749
Total	$84,485	$74,636	$168,772	$149,620

Gross profit:
Premise	$42,218	$38,201	$85,188	$77,547
Hosted	7,641	5,687	15,847	12,207
Total	$49,859	$43,888	$101,035	$89,754

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
United States of America	$76,219	$66,934	$152,749	$133,899
International	8,266	7,702	16,023	15,721
Total	$84,485	$74,636	$168,772	$149,620

Revenue from one value-added distributor accounted for approximately 23% and 21% of the total revenue during the three months ended December 31, 2013 and 2012, respectively and 24% and 22% of the total revenue during the six months ended December 31, 2013 and 2012, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region; furthermore, the Company does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

Index
	December 31,	June 30,
	2013	2013
United States of America	$18,699	$14,929
International	634	696
Total	$19,333	$15,625

The following presents the carrying value of goodwill for the Company’s reportable segments (in thousands):

	Premise Segment	Hosted Segment	Total
As of June 30, 2013	$7,415	$115,335	$122,750

As of December 31, 2013	$7,415	$115,335	$122,750

14. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three months ended December 31, 2013, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. The fair values recorded during the three and six months ended December 31, 2013 and 2012 were not material since these contracts were entered into on the last day of the period. These derivatives have maturities of approximately one month.

The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of December 31, 2013 (in thousands):

	December 31, 2013
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$2,820	2,484
British pound	£1,310	2,171
Euro	€480	658
Total		$5,313

No such contracts were outstanding as of June 30, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of Internet Protocol (“IP”) telecommunications solutions for enterprises. We were founded in September 1996 and shipped our first system in 1998. Since that time, we have continued to develop and enhance our product line. Our acquisition of M5 Networks, Inc. (“M5”), a provider of hosted unified communication solutions, in March 2012, expanded our products and service offerings to now include hosted solutions. Our acquisition of Agito Networks, Inc. (“Agito”), a provider of platform-agnostic enterprise mobility, in October 2010, expanded our existing mobile solution with the vision of allowing users to communicate on any device, such as a desk phone, mobile phone, tablet or computer, at any location using any cellular or Wi-Fi network simply and cost effectively.

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

Index
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

We sell our premise and hosted products primarily through channel partners that market and sell our systems to customers across all industry verticals, focusing on small and medium companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We believe our channel strategy allows us to reach a larger number of prospective small and medium business customers more effectively. The number of our authorized channel partners was approximately 1,038 as of December 31, 2013. Our internal sales and marketing personnel support these channel partners in their selling efforts. In our hosted business the enterprise customer will purchase services directly from us, and in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

We are headquartered in Sunnyvale, California and have sales and marketing, customer support, general and administrative and engineering functions in Texas, New York and Illinois. The majority of our personnel work at these locations. Sales, engineering, and support personnel are also located throughout the United States and, to a lesser extent, in Canada, the United Kingdom, Ireland, Germany, Spain, Hong Kong, Singapore, Philippines, India and Australia. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 10% of our total revenue for the three months ended December 31, 2013 and 2012 and 9% and 11% for six months ended December 31, 2013 and 2012, respectively. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

As of December 31, 2013, our solutions have been installed by more than 32,000 business customers. We serve a wide range of vertical markets, including professional services, financial services, government, education, health care, manufacturing, non-profit organizations and technology industries.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings made or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Deferred revenue for our hosted segment represents amounts paid by customers for future services to be provided. Our deferred revenue balance at December 31, 2013 was $60.7 million, of which $43.9 million is expected to be recognized within one year.

Gross margin. Our gross margin for our hardware and software products is primarily affected by our ability to reduce hardware costs faster than the decline in average overall system sales prices. We strive to increase our product gross margin by reducing hardware costs through product redesign and volume discount pricing from our suppliers. In general, product gross margin on our switches is greater than product gross margin on our IP phones. As the prices and costs of our hardware components have decreased over time, our software components, which have lower costs than our hardware components, have represented a greater percentage of our overall margin on system sales. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross margins and increasing our profitability.

Gross margin for support and services is impacted primarily by labor-related expenses. The primary goal of our support and services function is to ensure a high level of customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. We expect that as our installed enterprise customer base grows, we may be able to slightly improve gross margin for support and services through economies of scale. However, the timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

Index
Gross margin for the hosted segment services is lower than the gross margins for the premise segment and is impacted primarily by the reselling of broadband circuits to customers, employee-related expense, data communication cost, data center costs, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in the hosted customer base, the gross margins for our hosted business may improve over time.

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

Average revenue per user. We calculate the monthly average service revenue per user (“ARPU”) for our hosted segment as the average monthly recurring revenue per customer divided by the average number of seats per customer. The average monthly recurring revenue per customer is calculated as the monthly recurring service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three months ended December 31, 2013 and 2012 were approximately $45 and $53, respectively. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of telecommunication internet circuits to new customers.

Revenue churn. Revenue churn for our hosted segment is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the total monthly recurring revenue from all customers in a given period and then annualizing the calculation. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services as of both December 31, 2013 and 2012 was approximately 4%.

 Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Premise Revenue. Premise product revenue consists of sales of our business communications systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise business. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction levels, as well as our own strategic considerations. In circumstances where we sell directly to the enterprise customer in transactions that have been assisted by channel partners, we report our revenue net of any associated payment to the channel partners that assisted in such sales. This results in recognized revenue from a direct sale approximating the revenue that would have been recognized from a sale of a comparable system through a channel partner. Premise product revenue accounted for 55% and 59% of our total revenue for the three months ended December 31, 2013 and 2012, respectively and 56% and 60% of our total revenue for the six months ended December 31, 2013 and 2012, respectively.

Premise support and services revenue primarily consists of post-contractual support and, to a lesser extent, revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Premise support and services revenues accounted for 19% and 18% of our total revenue for the three months ended December 31, 2013 and 2012, respectively and 19% and 18% of our total revenue for the six months ended December 31, 2013 and 2012, respectively.

Hosted Revenue. Hosted services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications like mobility, internet service provisioning, training, installation and other professional services. Additionally, we offer our customers the ability to purchase IP phones from us directly or rent such systems as part of their service agreements. Our hosted services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted revenues accounted for 26% and 23% of our total revenue for the three months ended December 31, 2013 and 2012, respectively and 25% and 22% of our total revenue for the six months ended December 31, 2013 and 2012, respectively.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and six months ended December 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2013 Annual Report on Form 10-K.

Index
 Results of Operations

 The following table sets forth unaudited selected condensed consolidated statements of operations data for the three and six months ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue:
Product	$46,557	$43,769	$94,239	$89,603
Hosted and related services	21,719	17,087	42,458	32,749
Support and services	16,209	13,780	32,075	27,268
Total revenue	84,485	74,636	168,772	149,620
Cost of revenue:
Product	16,341	15,069	32,637	30,856
Hosted and related services	14,078	11,400	26,611	20,542
Support and services	4,207	4,279	8,489	8,468
Total cost of revenue	34,626	30,748	67,737	59,866
Gross profit	49,859	43,888	101,035	89,754
Operating expenses:
Research and development	12,281	12,195	25,561	26,148
Sales and marketing	27,355	31,739	55,021	62,495
General and administrative	10,398	9,292	21,027	17,887
Total operating expenses	50,034	53,226	101,609	106,530
Loss from operations	(175)	(9,338)	(574)	(16,776)
Other income (expense), net	(539)	(926)	(966)	(1,328)
Loss before provision for income tax	(714)	(10,264)	(1,540)	(18,104)
Provision for income tax	226	90	435	287
Net loss	$(940)	$(10,354)	$(1,975)	$(18,391)
Net loss per share - basic and diluted	$(0.02)	$(0.18)	$(0.03)	$(0.32)
Shares used in computing net loss per share - basic and diluted	60,809	58,566	60,177	58,376

Index
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue:
Product	55%	59%	56%	60%
Hosted and related services	26%	23%	25%	22%
Support and services	19%	18%	19%	18%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	19%	20%	19%	21%
Hosted and related services	17%	15%	16%	14%
Support and services	5%	6%	5%	6%
Total cost of revenue	41%	41%	40%	40%
Gross profit	59%	59%	60%	60%
Operating expenses:
Research and development	15%	16%	15%	17%
Sales and marketing	32%	43%	33%	42%
General and administrative	12%	12%	12%	12%
Total operating expenses	59%	71%	60%	71%
Loss from operations	-	(12%)	-	(11%)
Other income (expense), net	(1%)	(1%)	(1%)	(1%)
Loss before provision for income tax	(1%)	(13%)	(1%)	(12%)
Provision for income tax	-	-	-	-
Net loss	(1%)	(13%)	(1%)	(12%)

Comparison of the three months ended December 31, 2013 and December 31, 2012

Revenue.

	Three Months Ended
	December 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Revenue	$84,485	$74,636	$9,849	13%

Total revenue increased by $9.8 million or 13% in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.  This increase in the overall revenue was primarily due to a $5.2 million increase in revenue associated with our premise business as well as a $4.6 million increase in revenue in our hosted business during the same period.

Premise Revenue

Premise product revenue increased by $2.8 million, or 6%, in the three months ended December 31, 2013, as compared to the same period in the prior year, primarily due to higher sales volumes of our solutions. Our international premise revenue represented 13% and 12% of our premise revenue in the three months ended December 31, 2013 and 2012, respectively. Premise support and services revenue increased by $2.4 million or 18% in the three months ended December 31, 2013 as compared to the same period in the prior year. The increase in support and services revenue was primarily due to increased sales to existing customers resulting in higher post-contractual support revenues due to high renewal rates on maintenance contracts as well as the continued expansion of our customer base resulting from sales to new customers.

Index
Hosted Revenue

Hosted and related service revenue increased by $4.6 million or 27% in the three months ended December 31, 2013 as compared to the same period in the prior year. The increase in hosted and related service revenue was primarily due to continued growth in our customer base as a result of additional sales personnel within our hosted segment, increase in our non-recurring revenue such as installation fees and usage based telecommunications charges, our expanded branding and product marketing efforts as well as additional increases in the use of our services from existing customers.

Cost of revenue and gross profit.

	Three Months Ended
	December 31,
	2013	2012	Change $		Change %
(in thousands, except percentages)
Cost of revenue	$34,626	$30,748	$3,878		13%
Gross profit	49,859	43,888	5,971		14%
Gross margin	59%	59%	n/	a	-

Overall gross margin remained consistent at 59% for both the three months ended December 31, 2013 and 2012.

Premise Gross Margin

Premise product gross margins were 65% and 66% in the three months ended December 31, 2013 and 2012, respectively. Premise support and services gross margins increased to 74% in the three months ended December 31, 2013 as compared to 69% in the same period in the prior year. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Hosted Gross Margin

Hosted and related service gross margin were 35% for the three months ended December 31, 2013 as compared to 33% in the same period in the prior year. As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other cost reductions in our service delivery platform.

Our hosted business service offering includes cost elements that are unique to the hosted service offering which in turn, impacts the overall hosted service gross margins. Specifically, as part of our hosted service offering, we provide our customers unlimited domestic calling plans and internet service plans. To provide calling services, we purchase and resell minutes and calling plans from various national and regional telecommunication carriers. Additionally, we purchase and resell telecommunications circuits from various local and national internet service providers as a service to customers. As a result of reselling calling plans, telecommunications circuits and providing internet data plans to customers, we incur various regulatory charges. In addition, the hosted gross margin is impacted by the amortization of intangible assets related to the acquisition of M5 Networks.

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

Index
Operating expenses.

	Three Months Ended
	December 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Research and development	$12,281	$12,195	$86	1%
Sales and marketing	27,355	31,739	(4,384)	(14%)
General and administration	10,398	9,292	1,106	12%

Research and development. Research and development expenses increased by $0.1 million, or 1%, during the three months ended December 31, 2013 as compared to the same period in the prior year. The increase in research and development expenses from the prior period is due to an increase in the professional fees and temporary workforce charges of $0.4 million partially offset by a decrease in the personnel related costs of $0.3 million due to the reduction in the headcount as compared to the same period prior year.

Sales and marketing. Sales and marketing expenses decreased by $4.4 million, or 14%, in the three months ended December 31, 2013 as compared to the same period in the prior year. The decrease in sales and marketing expenses from the prior period is primarily due to a decrease in personnel related costs including benefits and commissions of $1.9 million and a decrease in travel and entertainment expenses of $0.7 million, both due to a decrease in headcount. This decrease is also related to a reduction in marketing expenses of $1.8 million primarily due to the elimination of partner conferences offset by higher costs related to trade shows in the current quarter compared to the same period in the prior year.

General and administrative. General and administrative expenses increased by $1.1 million, or 12%, in the three months ended December 31, 2013 as compared to the same period in the prior year. The increase in general and administrative expenses from the prior period is primarily due to the increase in overall expenses to support the addition of facilities and headcount which includes an increase in personnel related costs including benefits and variable compensation of $0.8 million, an increase in facilities costs of $0.3 million and an increase in sales tax expense of $0.4 million offset by a decrease in consulting and outside service fees of $0.4 million.

Other income (expense), net.

	Three Months Ended
	December 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Interest expense	(205)	(676)	(471)	(70%)
Interest income and other (expense), net	(334)	(250)	84	34%

Interest expense. Interest expense decreased by $0.5 million or 70% in the three months ended December 31, 2013 as compared to the same period in the prior year primarily due to lower outstanding borrowings under our line of credit agreement during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

Interest income and other (expense), net. Interest income and other (expense), net, increased by $84,000 or 34% in the three months ended December 31, 2013 compared to the same period in the prior year primarily as a result of an increase in our foreign exchange loss due to the strengthening of the U.S. dollar against certain foreign currencies in which we transact.

Provision for income tax.

	Three Months Ended
	December 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$226	$90	$136	151%

Provision for income tax. Our effective tax rate differs from the statutory rate largely due to the provision of a full valuation allowance on the current year net operating losses. The provision for income taxes for the three months ended December 31, 2013 is primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.  The income tax provision for the three months ended December 31, 2013 includes a tax benefit of approximately $93,000 due to the conclusion of an income tax audit during the quarter. The income tax provision for the three months ended December 31, 2012 includes a charge of approximately $135,000 relating to the increase in the valuation allowance for deferred tax assets associated with subsequent purchase price adjustments recorded for the M5 acquisition.

Index
Comparison of the six months ended December 31, 2013 and December 31, 2012

Revenue.

	Six Months Ended
	December 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Revenue	$168,772	$149,620	$19,152	13%

Total revenue increased by $19.2 million or 13% in the six months ended December 31, 2013 as compared to the same period in the prior year.  This increase in the overall revenue was primarily due to a $9.7 million increase in revenue associated with our hosted business as well as a $9.5 million increase in revenue in our premise business during the same period.

Premise Revenue

Premise product revenue increased by $4.6 million, or 5%, during the six months ended December 31, 2013 as compared to the same period in the prior year, primarily due to higher sales volumes of our solutions. Our international premise revenue represented 13% of our premise revenue in both the six months ended December 31, 2013 and 2012. Premise support and services revenue increased by $4.8 million or 18% in the six months ended December 31, 2013 as compared to the same period in the prior year. The increase in support and services revenue was primarily due to increased sales to existing customers resulting in higher post-contractual support revenues due to high renewal rates on maintenance contracts as well as the continued expansion of our customer base resulting from sales to new customers.

Hosted Revenue

Hosted and related service revenue increased by $9.7 million or 30% during the six months ended December 31, 2013 as compared to the same period in the prior year. The increase in hosted and related service revenue was primarily due to continual growth in our customer base as a result of additional sales personnel within our hosted segment, increase in our non-recurring revenue areas such as installations fees and usage based telecommunications charges, our expanded branding and product marketing efforts as well as additional increases in the use of our services from existing customers.

Cost of revenue and gross profit.

	Six Months Ended
	December 31,
	2013	2012	Change $		Change %
(in thousands, except percentages)
Cost of revenue	$67,737	$59,866	$7,871		13%
Gross profit	101,035	89,754	11,281		13%
Gross margin	60%	60%	n/	a	-

Overall gross margin remained consistent at 60% for both the six months ended December 31, 2013 and 2012.

Premise Gross Margin

Premise product gross margins were 65% and 66% during the six months ended December 31, 2013 and 2012, respectively. Premise support and services gross margins increased to 74% during the three months ended December 31, 2013 as compared to 69% in the same period in the prior year. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Index
Hosted Gross Margin

Hosted and related service gross margin were 37% for both the six months ended December 31, 2013 and 2012. As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other cost reductions in our service delivery platform.

Our hosted business service offering includes cost elements that are unique to the hosted service offering which in turn, impacts the overall hosted service gross margins. Specifically, as part of our hosted service offering, we provide our customers unlimited domestic calling plans and internet service plans. To provide calling services, we purchase and resell minutes and calling plans from various national and regional telecommunication carriers. Additionally, we purchase and resell telecommunications circuits from various local and national internet service providers as a service to customers. As a result of reselling calling plans, telecommunications circuits and providing internet data plans to customers, we incur various regulatory charges. In addition, the hosted gross margin is impacted by the amortization of intangible assets related to the acquisition of M5 Networks.

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

Operating expenses.

	Six Months Ended
	December 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Research and development	$25,561	$26,148	$(587)	(2%)
Sales and marketing	55,021	62,495	(7,474)	(12%)
General and administration	21,027	17,887	3,140	18%

Research and development. Research and development expenses decreased by $0.1 million, or 2%, during the six months ended December 31, 2013 as compared to the same period in the prior year. This decrease was due to a decrease in the personnel related costs of 0.6 million due to the reduction in headcount in the current period compared to the same period in the prior year. This was partially offset by an increase of $0.5 million in professional fees related to research projects.

Sales and marketing. Sales and marketing expenses decreased by $7.5 million, or 12%, in the six months ended December 31, 2013 as compared to the same period in the prior year. This decrease was primarily due to a decrease in personnel related costs including benefits, bonus and commissions of $4.8 million and a decrease in travel and entertainment expenses of $1.4 million, both due to a decrease in headcount and also a reduction in professional fees of $1.0 million. This decrease is also related to a reduction in marketing expenses of $0.6 million primarily due to fewer partner conferences offset by higher costs related to trade shows in the current period compared to same period in the prior year.

General and administrative. General and administrative expenses increased by $3.1 million, or 18%, in the six months ended December 31, 2013 as compared to the same period in the prior year. This increase was primarily due to the increase in overall expenses to support the addition of facilities and headcount which includes an increase in personnel related costs including benefits and variable compensation of $1.6 million, an increase in facilities costs of $0.6 million and an increase in sales tax expense of $0.7 million.

Index
Other income (expense), net.

	Six Months Ended
	December 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Interest expense	(492)	(1,089)	(597)	(55%)
Interest income and other (expense), net	(474)	(239)	235	98%

Interest expense. Interest expense decreased by $0.6 million or 55% in the six months ended December 31, 2013 as compared to the same period in the prior year primarily due to a lower base of purchase consideration liabilities in which imputed interest expense is recognized in the six months ended December 31, 2013 as compared to the six months ended December 31, 2012.

Interest income and other (expense), net. Interest income and other (expense), net, increased by $0.2 million or 98% in the six months ended December 31, 2013 compared to the same period in the prior year primarily as a result of an increase in our foreign exchange loss due to the strengthening of the U.S. dollar against certain foreign currencies in which we transact.

Provision for income tax.

	Six Months Ended
	December 31,
	2013	2012	Change $	Change %
(in thousands, except percentages)
Provision for income tax	435	287	$148	52%

Provision for income tax. Our effective tax rate differs from the statutory rate largely due to the provision of a full valuation allowance on the current year net operating losses. The provision for income taxes for the six months ended December 31, 2013 is primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.  The income tax provision for the six months ended December 31, 2013 includes a tax benefit of approximately $93,000 due to the conclusion of an income tax audit during the second quarter. The income tax provision for the six months ended December 31, 2012 includes a charge of approximately $135,000 relating to the increase in the valuation allowance for deferred tax assets associated with subsequent purchase price adjustments recorded for the M5 acquisition.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	December 31,	June 30,	Increase/
	2013	2013	(Decrease)
Cash and cash equivalents	$52,226	$43,775	$8,451
Short-term investments	5,080	7,501	(2,421)
Total	$57,306	$51,276	$6,030

As of December 31, 2013, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $57.3 million, accounts receivable of $30.8 million and the balance of $40.7 million available for borrowing under our Credit Facility.

On March 15, 2012, we entered into a secured credit agreement (the “Credit Facility”) with Silicon Valley Bank to finance a portion of the M5 acquisition including paying related fees and expenses and for general corporate purposes.  The Credit Facility was amended on December 4, 2012. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50.0 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit facility are available for future borrowings. The borrowings under the Credit Facility accrue interest either (at our election) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which is based on the our Consolidated EBITDA (as defined in the Credit Agreement), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon our Consolidated EBITDA.  We also pay an annual commitment fee during the term of the Credit Agreement which varies depending on our Consolidated EBITDA. The Credit Facility is secured by substantially all of our assets. For the three and six months ended December 31, 2013, we paid interest at an approximate rate of 2.4% per annum. The amount outstanding under the Credit Facility was $9.3 million as of December 31, 2013.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Six Months Ended
	December 31,
	2013	2012
Cash provided by operating activities	$27,767	$4,364
Cash provided by (used in) investing activities	(4,853)	2,708
Cash used in financing activities	(14,463)	(353)
Net increase in cash and cash equivalents	$8,451	$6,719

 Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our cash expenditures to support the growth of our business in all areas of operating expense. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, vendor accounts payable and other current assets and liabilities. We procure finished goods inventory from our contract manufacturers and typically pay them in 30 days. We extend credit to our channel partners and value added distributors on collection terms of 30 to 60 days. In some cases, we also prepay for license rights to third-party products in advance of sales.

Net loss during the six months ended December 31, 2013 and 2012 included non-cash charges of $4.2 million and $6.9 million in stock-based compensation expense, respectively, and depreciation and amortization of $8.9 million and $7.6 million, respectively. Net loss during the six months ended December 31, 2013 and 2012 also included a non-cash charge of $0.3 million and $0.1 million related to the loss on disposal of property and equipment.

 Cash provided by operating activities during the six months ended December 31, 2013 also reflects net changes in operating assets and liabilities, which provided $16.1 million of cash consisting primarily of a decrease in accounts receivable of $6.2 million due to improved collections, an increase in accounts payable of $3.8 million, an increase in accrued liabilities related to employee compensation of $2.2 million and an increase in deferred revenue of $5.7 million. These cash inflows were offset by a decrease in accrued and other liabilities of $2.4 million.

Cash provided by operating activities during the six months ended December 31, 2012 also reflects net changes in operating assets and liabilities, which provided $7.4 million of cash consisting primarily of a decrease in accounts receivable of $2.4 million due to improved collections coupled with lower revenue, an increase in deferred revenue of $2.4 million due to higher support contracts and increased billings through our value-added distributors, an increase in accrued taxes and surcharges of $3.2 million due to a change in estimate of sales, use and telecommunication taxes, an increase in accounts payable of $2.2 million, an increase in accrued employee compensation of $0.9 million and a decrease in other assets of $0.2 million. These cash inflows were partially offset by an increase in indemnification assets of $0.4 million, an increase in prepaid expenses and other current assets of $0.2 million, an increase in inventory of $0.2 million and a decrease in accrued and other liabilities of $3.0 million.

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

Net cash used in investing activities was $4.9 million during the six months ended December 31, 2013 primarily related to the purchase of property and equipment of $7.2 million offset by $2.3 million in proceeds from maturities of our short term investments.

Net cash provided by investing activities was $2.8 million during the six months ended December 31, 2012 primarily related to maturities of short-term investments of $14.4 million offset by the purchase of short-term investments of $4.3 million, purchases of property and equipment of $5.7 million and purchases of patents, technology and internally developed software of $1.6 million.

Cash flows from financing activities

Net cash used in financing activities was $14.5 million and $0.4 million for the six months ended December 31, 2013 and 2012, respectively. In the six months ended December 31, 2013, we made repayments of $20.0 million under our Credit Facility, paid $0.5 million associated with employee tax obligations on the vesting of restricted stock units, paid $0.8 million in relation to our capital leases, offset by the receipt of $6.9 million from the exercise of stock options. In the six months ended December, 2012, we received proceeds of $1.0 million from the issuance of common stock under various employee benefit plans, offset by $0.7 million paid for employee tax obligations on the vesting of restricted stock units and $0.6 million in payments in relation to our capital leases.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements (other than those disclosed below within the Contractual obligations and commitments section) nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2013 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$26,208	$4,374	$9,404	$9,610	$2,820
Capital lease obligations	1,173	945	228	-	-
Line of credit	9,332	-	-	9,332	-
Non-cancellable purchase commitments (inventory and software licenses)	31,445	30,960	485	-	-
Purchase consideration	3,684	3,684	-	-	-
Total	$71,842	$39,963	$10,117	$18,942	$2,820

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.6 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in the Australian dollar, British pound and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of December 31, 2013, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.7 million.

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

Date: February 7, 2014

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1+	Transitional Offer letter dated November 22, 2013, by the Company and Keith Nealon.

10.2	Second Amendment to Lease with Wilson Oakmead West, LLC, the Landlord for the Company’s headquarters office space located at 960 Stewart Drive, Sunnyvale, California.

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

+	Management Compensatory Plan or Arrangement

(1)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.