Form 10-Q
period 2014-03-31
ShoreTel Inc
filed 2014-05-09
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2014

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

As of April 25, 2014, 62,524,188 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended March 31, 2014

Index
PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$50,263	$43,775
Short-term investments	3,681	7,501
Accounts receivable, net of allowances of $641 as of March 31, 2014 and $639 as of June 30, 2013	31,595	37,118
Inventories	23,962	18,891
Indemnification asset	5,452	6,277
Prepaid expenses and other current assets	8,203	6,417
Total current assets	123,156	119,979
Property and equipment - net	18,889	15,625
Goodwill	122,750	122,750
Intangible assets - net	30,612	38,138
Other assets	2,839	3,295
Total assets	$298,246	$299,787
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,684	$9,790
Accrued liabilities and other	14,681	17,766
Accrued employee compensation	13,697	13,159
Accrued taxes and surcharges	10,937	11,312
Purchase consideration	-	3,577
Deferred revenue	45,161	39,692
Total current liabilities	101,160	95,296

Line of credit, net of debt issuance costs	4,070	29,004
Long-term deferred revenue	16,783	15,294
Other long-term liabilities	3,712	4,053
Total liabilities	125,725	143,647
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 62,448 and 59,168 shares as of March 31, 2014 and June 30, 2013, respectively	341,816	322,260
Accumulated other comprehensive income (loss)	2	(2)
Accumulated deficit	(169,297)	(166,118)
Total stockholders’ equity	172,521	156,140
Total liabilities and stockholders’ equity	$298,246	$299,787

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue:
Product	$43,410	$45,511	$137,649	$135,114
Hosted and related services	22,617	18,239	65,075	50,988
Support and services	16,374	14,570	48,449	41,838
Total revenue	82,401	78,320	251,173	227,940
Cost of revenue:
Product (1)	15,817	15,392	48,454	46,248
Hosted and related services (1)	14,357	11,418	40,968	31,960
Support and services (1)	4,137	4,070	12,626	12,538
Total cost of revenue	34,311	30,880	102,048	90,746
Gross profit	48,090	47,440	149,125	137,194
Operating expenses:
Research and development (1)	11,480	13,065	37,041	39,213
Sales and marketing (1)	27,960	29,497	82,981	91,992
General and administrative (1)	9,479	9,270	30,506	27,157
Total operating expenses	48,919	51,832	150,528	158,362
Loss from operations	(829)	(4,392)	(1,403)	(21,168)
Other income (expense):
Interest expense	(94)	(364)	(586)	(1,453)
Interest income and other (expense), net	(29)	(194)	(503)	(433)
Total other expense	(123)	(558)	(1,089)	(1,886)
Loss before provision for income tax	(952)	(4,950)	(2,492)	(23,054)
Provision for income tax	252	61	687	348
Net loss	$(1,204)	$(5,011)	$(3,179)	$(23,402)
Net loss per share - basic and diluted	$(0.02)	$(0.09)	$(0.05)	$(0.41)
Shares used in computing net loss per share - basic and diluted	61,749	58,755	60,693	58,500

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$14	$14	$59	$98
Cost of hosted and related services revenue	195	39	427	117
Cost of support and services revenue	112	154	485	600
Research and development	416	500	1,382	2,478
Sales and marketing	579	530	1,633	2,465
General and administrative	413	812	1,940	3,143
Total stock-based compensation expense	$1,729	$2,049	$5,926	$8,901

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Net loss	$(1,204)	$(5,011)	$(3,179)	$(23,402)
Other comprehensive income (loss), net of tax:
Unrealized gains(loss) on short-term investments	(2)	(4)	$4	$(3)
Other comprehensive income (loss)	(2)	(4)	4	(3)

Comprehensive loss	$(1,206)	$(5,015)	$(3,175)	$(23,405)

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,179)	$(23,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,629	11,664
Stock-based compensation expense	5,926	8,901
Amortization of premium on investments	96	145
Loss on disposal of property and equipment	278	87
Provision for doubtful accounts receivable	175	-
Change in fair value of purchase consideration	111	822
Changes in assets and liabilities:
Accounts receivable	5,348	2,113
Inventories	(4,981)	(1,528)
Indemnification asset	825	896
Prepaid expenses and other current assets	(1,786)	(256)
Other assets	456	(528)
Accounts payable	6,359	4,943
Accrued liabilities and other	(2,514)	(483)
Accrued employee compensation	538	(966)
Accrued taxes and surcharges	(375)	2,286
Purchase consideration	(320)	(868)
Deferred revenue	6,958	568
Net cash provided by operating activities	27,544	4,394

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(8,925)	(9,718)
Purchases of investments	(562)	(11,210)
Proceeds from sale/maturities of investments	4,290	17,839
Purchases of patents, technology and internally developed software	-	(1,929)
Net cash used in investing activities	(5,197)	(5,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,247	1,070
Taxes paid on vested and released stock awards	(616)	(736)
Borrowings from line of credit	-	21,974
Payments made under line of credit	(25,000)	(12,008)
Payments made under capital leases	(1,122)	(891)
Payments of contingent consideration related to prior business combination	(3,368)	(9,132)
Net cash provided by (used in) financing activities	(15,859)	277

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS	6,488	(347)
CASH AND CASH EQUIVALENTS - Beginning of period	43,775	37,120
CASH AND CASH EQUIVALENTS - End of period	$50,263	$36,773

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$424	$716
Cash paid for taxes	$610	$138

NONCASH INVESTING AND FINANCING ACTIVITIES:

Property, plant and equipment acquired on capital lease	$123	$41
Unpaid portion of property and equipment purchases included in period-end accruals	$590	$1,202

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of March 31, 2014, and for the three and nine months ended March 31, 2014 and 2013 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Correction of Prior Period Error

Subsequent to the issuance of the condensed consolidated financial statements as of and for the three and nine months ended March 31, 2013, the Company determined that the $9.1 million payment of contingent purchase consideration associated with the M5 Networks, Inc. (“M5”) acquisition classified as investing activities in the condensed consolidated statements of cash flows for the nine months ended March 31, 2013 should have been classified as financing activities in the condensed consolidated statements of cash flows for the nine months ended March 31, 2013. Accordingly, the Company corrected the error for the nine months ended March 31, 2013 in the accompanying condensed consolidated financial statements. Net cash used in investing activities for the nine months ended March 31, 2013 originally reported of $14.2 million was corrected to $5.0 million. Net cash provided by financing activities for the nine months ended March 31, 2013 originally reported of $9.4 million was corrected to $0.3 million. The corrections did not affect the net cash provided by operating activities nor the net increase (decrease) in cash and cash equivalents. The Company will also correct the error for the year ended June 30, 2013 in the Company’s Annual Report on Form 10-K for the year ending June 30, 2014. The foregoing corrections are not considered material by the Company.

Computation of Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 8.3 million and 11.2 million shares were not included in the computation of diluted net loss per share for the three and nine months ended March 31, 2014 and 2013, respectively, because such securities were anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of March 31, 2014, all of the Company’s cash, cash equivalents and short-term investments were managed by several financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 32% of total accounts receivable at March 31, 2014. At June 30, 2013 one value-added distributor accounted for 27% of the total accounts receivable.

Index
Revenue Recognition

The Company’s revenue recognition policy from products and services of its premise and hosted segments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted

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

(b)	Recent Accounting Standards or Updates Not Yet Effective

In March 2013, the FASB issued ASU No. 2013-5, Foreign Currency Matters (Topic 830) - an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2015. The Company does not expect the adoption of this accounting standard will have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) - an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2015 and applied prospectively with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Index
3. Balance Sheet Details

Balance Sheet Components Consist of the Following:

	March 31,	June 30,
	2014	2013
	(Amounts in thousands)
Inventories:
Raw materials	$128	$128
Distributor inventory	2,073	1,687
Finished goods	21,761	17,076
Total inventories	$23,962	$18,891

Property and equipment:
Computer equipment and tooling	$31,067	$23,172
Software	4,058	3,080
Furniture and fixtures	3,415	3,072
Leasehold improvements & others	6,200	6,330
Total property and equipment	44,740	35,654
Less accumulated depreciation and amortization	(25,851)	(20,029)
Property and equipment – net	$18,889	$15,625

Deferred revenue:
Product	$5,959	$4,893
Support and services	51,400	47,074
Hosted and related services	4,585	3,019
Total deferred revenue	$61,944	$54,986

Intangible Assets:

Intangible Assets consist of the following (in thousands):

	March 31, 2014			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,810	$(3,036)	$774	$3,810	$(2,446)	$1,364
Technology	26,645	(13,165)	13,480	22,948	(8,832)	14,116
Customer relationships	23,300	(6,942)	16,358	23,300	(4,448)	18,852
Non-compete agreements	300	(300)	-	300	(191)	109
Intangible assets in process and other	-	-	-	3,697	-	3,697
Intangible assets	$54,055	$(23,443)	$30,612	$54,055	$(15,917)	$38,138

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

Index
During the nine months ended March 31, 2014, the Company transferred $1.7 million of software development costs related to internal use software acquired from M5 from intangible assets in process to technology. Certain internally developed software also became available for general release to customers during the nine months ended March 31, 2014; at which time, an aggregate of  $2.0 million in software development costs were transferred from intangible assets in process and other to technology in the table above, and the amortization expense is being recognized related to these capitalized software costs. Additionally, during the three and nine months ended March 31, 2013, the Company capitalized $0.4 million and $1.6 million of software development costs related to new products, respectively.

Amortization of intangible assets for the three months ended March 31, 2014 and 2013 was $2.5 million and $2.4 million, respectively. Amortization of intangible assets for the nine months ended March 31, 2014 and 2013 was $7.5 million and $7.2 million, respectively.

The estimated amortization expenses for intangible assets as of March 31, 2014 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2014 (remaining three months)	$2,296
2015	8,085
2016	7,404
2017	5,914
2018	3,919
Thereafter	2,994
Total	$30,612

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of March 31, 2014
Corporate notes and commercial paper	$3,679	$2	$-	$3,681
Total short-term investments	$3,679	$2	$-	$3,681

As of June 30, 2013
Corporate notes and commercial paper	$6,107	$1	$(3)	$6,105
U.S. Government agency securities	1,396	-	-	1,396
Total short-term investments	$7,503	$1	$(3)	$7,501

Index
The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of March 31, 2014
Less than 1 year	$2,816	$2,818
Due in 1 to 3 years	863	863
Total	$3,679	$3,681

	Amortized Cost	Fair Value
As of June 30, 2013
Less than 1 year	$4,912	$4,912
Due in 1 to 3 years	2,591	2,589
Total	$7,503	$7,501

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

4. Fair Value Disclosure

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$10,001	$10,001	$-	$-
Short-term investments:
Corporate notes and commercial paper	3,681	-	3,681	-
Total assets measured and recorded at fair value	$13,682	$10,001	$3,681	$-

The above table excludes $40.3 million of cash balances on deposit at banks.

Index
	June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$6,280	$6,280	$-	$-
Short-term investments:
Corporate notes and commercial paper	6,105	-	6,105	-
U.S. Government agency securities	1,396	-	1,396	-
Total assets measured and recorded at fair value	$13,781	$6,280	$7,501	$-
Liabilities:
Acquisition-related consideration	$3,577	$-	$3,577	$-

The above table excludes $37.5 million of cash balances on deposit at banks.

The foreign exchange forward contracts outstanding as of March 31, 2014 are entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value is not material and is not reflected either as an asset or a liability.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during the three and nine months ended March 31, 2014 and 2013, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

The Company measures the fair value of outstanding debts for disclosure purposes on a recurring basis. As of March 31, 2014 and June 30, 2013, long-term debt of $4.1 million and $29.0 million, respectively, is reported at amortized cost. This outstanding debt is classified at Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

The purchase consideration for the Company’s acquisition of M5 included a contingent portion ranging from zero to $13.7 million and was subject to the achievement of certain revenue targets. These revenue targets were met in full on December 31, 2012, and as such, $10.0 million was paid in March 2013 and the remaining $3.7 million was paid in January 2014.

The change in the fair value of the Company’s purchase consideration liability is as follows (in thousands):

Fair Value
As of June 30, 2013	$3,577
Add: Change in fair value of purchase consideration	111
Less: Payment of purchase consideration	(3,688)
As of March 31, 2014	$-

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment in the three and nine months ended March 31, 2014 that required a nonrecurring fair value analysis to be performed on non-financial assets.

Index
5. Line of credit

On March 15, 2012, the Company entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility was amended on December 4, 2012. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50.0 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility are available for future borrowings.  The borrowings under the Credit Facility accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which is based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA.  The Company also pays annual commitment fees during the term of the Credit Facility which varies depending on the Company’s consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements. As of March 31, 2014, the Company had an additional $45.7 million available for borrowing under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of March 31, 2014.

For the three and nine months ended March 31, 2014, the Company paid interest at an approximate rate of 2.4% per annum. As of March 31, 2014, the Company had $4.3 million outstanding under the Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the debt.

6. Income Taxes

The Company recorded an income tax provision of $0.3 million and $0.7 million for the three and nine months ended March 31, 2014, respectively and $0.1 million and $0.3 million for the three and nine months ended March 31, 2013, respectively.

The tax provision of $0.3 million and $0.7 million determined for the three and nine months ended March 31, 2014 is primarily the result of income tax provisions for federal alternative minimum tax, tax provisions for profitable foreign jurisdictions based upon income earned during the period and state tax provisions including certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.

The tax provision determined for the three and nine months ended March 31, 2013 is primarily the result of income tax provisions for profitable foreign jurisdictions based upon income earned during this period and tax provisions for certain states that are determined on a basis other than income earned. The tax provision for the nine months ended March 31, 2013 is also as a result of an increase in the valuation allowance recorded against deferred tax assets established upon the acquisition of M5 Networks.

The Company maintains liabilities for uncertain tax positions. As of March 31, 2014 and June 30, 2013, the Company’s total amount of unrecognized tax benefits was $4.0 million and $4.1 million, respectively. Of the total of $4.0 million of unrecognized tax benefit as of March 31, 2014, none, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

7. Common Stock

Common Shares Reserved for Issuance

At March 31, 2014, the Company has reserved shares of common stock for issuance as follows (in thousands):

Index
Reserved under stock option plans	17,789
Reserved under employee stock purchase plan	928
Total	18,717

8. Stock-Based Compensation

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (“ESPP”) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Expected life from grant date of option (in years)	5.04	5.46	5.04-5.44	5.32-5.46
Expected life from grant date of ESPP (in years)	0.50	0.50	0.50	0.50
Risk free interest rate for options	1.59%	0.83%	1.44-1.59%	0.67-0.83%
Risk free interest rate for ESPP	0.09%	0.12%	0.07-0.09%	0.12-0.15%
Expected volatility for options	54%	69%	54-66%	69%
Expected volatility for ESPP	48%	44%	42-48%	44-57%
Expected dividend yield	0%	0%	0%	0%

During the three and nine months ended March 31, 2014, the Company recorded non-cash stock-based compensation expense of $1.7 million and $5.9 million, respectively. During the three and nine months ended March 31, 2013, the Company recorded non-cash stock-based compensation expense of $2.0 million and $8.9 million, respectively.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of March 31, 2014, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $8.8 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.6 years.

9. Stock Option Plan

In January 1997, the Board of Directors and stockholders adopted the 1997 stock option plan (the “1997 Plan”) which, as amended, provided for granting incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for shares of common stock to employees, directors, and consultants of the Company. This plan was terminated in January 2007 for new issuances.

In February 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which, as amended, provides for grants of ISOs, NSOs, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees, directors and consultants of the Company. Options granted generally vest ratably over four years from the date of grant. The 2007 Plan provides that the options shall be exercisable over a period not to exceed ten years. Five million shares of common stock were initially reserved for future issuance in the form of stock options, restricted stock awards or units, stock appreciation rights and stock bonuses. Pursuant to the provisions under the 2007 Plan, each year, the number of shares in the reserve shall be increased by the provisions set forth in the 2007 Plan, subject to approval by the Company’s Board of Directors. The Company’s Board of Directors increased the number of shares authorized and reserved for issuance under the 2007 Plan during the three months ended March 31, 2014 and 2013, by 3.1 million shares and 2.9 million shares, respectively.

Index
Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,898	$5.45
Options granted (weighted average fair value $2.85 per share)	1,686	5.01
Options exercised	(2,784)	4.88
Options cancelled/forfeited	(1,012)	6.02
Balance at March 31, 2014	6,788	$5.48	6.22	$22,334
Vested and expected to vest at March 31, 2014	6,064	$5.55	5.87	$19,660
Options exercisable at March 31, 2014	3,824	$5.82	4.20	$11,716

The total pre-tax intrinsic value for options exercised during the three and nine months ended March 31, 2014 was $3.2 million and $6.8 million, respectively and $0.1 million and $0.2 million for the three and nine months ended March 31, 2013, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

In February of fiscal 2014 and 2013, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 611,987 and 587,188 shares, respectively.

11. Restricted Stock

Under the 2007 Plan, during the three and nine months ended March 31, 2014 the Company issued fully vested restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees and generally vest 25% at each one year anniversary from the date of grant.

Restricted stock award and restricted stock unit activity for the nine months ended March 31, 2014 and 2013 is as follows (in thousands):

	Nine Months Ended
	March 31,
	2014	2013
Beginning outstanding	1,310	1,641
Awarded	812	622
Released	(423)	(594)
Forfeited	(193)	(231)
Ending outstanding	1,506	1,438

Index
Information regarding restricted stock awards and restricted stock units outstanding at March 31, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,506	1.39	$12,952
Shares vested and expected to vest	1,131	1.30	$9,725

12. Litigation, Commitments, Contingencies and Leases

Litigation — At March 31, 2014, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

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

Indemnification asset — At March 31, 2014, the Company had a $5.5 million indemnification asset. The indemnification asset represents reimbursement the Company reasonably expects to receive from the escrow funds, currently held by a financial institution, pursuant to the M5 purchase agreement.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable capital and operating leases as of March 31, 2014, are as follows (in thousands):

Years Ending June 30,	Operating Leases	Capital Leases
2014 (remaining three months)	$1,082	$328
2015	4,533	429
2016	4,709	48
2017	4,579	12
2018	3,892	-
Therafter	6,314	-
Total minimum lease payments	$25,109	817

Less: amount representing interest		(25)
Present value of total minimum lease payments		792
Less: current portion liability		(714)
Capital lease obligation, net of current portion		$78

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.5 million.

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on March 31, 2014.

Rent expense for the three months ended March 31, 2014 and 2013 was $1.1 million and $1.0 million, respectively and was $3.1 million and $2.8 million, for the nine months ended March 31, 2014 and 2013, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory totaling approximately $29.5 million as of March 31, 2014 and $24.0 million as of June 30, 2013.

Index
Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of March 31, 2014.

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

The following presents total revenue and gross profit by reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2014	2013	2014	2013
Total revenues:
Premise	$59,658	$60,081	$185,972	$176,952
Hosted	22,743	18,239	65,201	50,988
Total	$82,401	$78,320	$251,173	$227,940

Gross profit:
Premise	$39,935	$40,619	$125,123	$118,166
Hosted	8,155	6,821	24,002	19,028
Total	$48,090	$47,440	$149,125	$137,194

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
United States of America	$74,948	$71,175	$227,697	$205,074
International	7,453	7,145	23,476	22,866
Total	$82,401	$78,320	$251,173	$227,940

Revenue from one value-added distributor accounted for approximately 26% and 22% of the total revenue during the three months ended March 31, 2014 and 2013, respectively and 25% and 22% of the total revenue during the nine months ended March 31, 2014 and 2013, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region; furthermore, the Company does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	March 31,	June 30,
	2014	2013
United States of America	$18,208	$14,929
International	681	696
Total	$18,889	$15,625

Index
The following presents the carrying value of goodwill for the Company’s reportable segments (in thousands):

	Premise Segment	Hosted Segment	Total
As of June 30, 2013	$7,415	$115,335	$122,750

As of March 31, 2014	$7,415	$115,335	$122,750

14. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three months ended March 31, 2014, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. The fair values recorded during the three and nine months ended March 31, 2014 and 2013 were not material since these contracts were entered into on the last day of the period. These derivatives have maturities of approximately one month.

The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of March 31, 2014 (in thousands):

	March 31, 2014
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,730	$1,580
British pound	£2,670	4,399
Euro	€380	518
Total		$6,497

No such contracts were outstanding as of June 30, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our solutions are available for businesses to operate in their own premise data centers or on a hosted, cloud-based platform. Solutions within our premise segment are comprised of our switches, IP phones and software applications which work with our unique IP architecture to provide a brilliantly simple integrated communication system. Our ShoreTel Sky solutions are sold within our hosted segment and are comprised of software and services delivered to the customer using our routers and IP phones. We anticipate that our cloud business will grow at a faster rate than our premise business. Accordingly, we will continue to invest more in cloud-based infrastructure to help enable our growth.

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

We sell our premise and hosted products primarily through channel partners that market and sell our systems to customers across all industry verticals, focusing on small and medium companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We believe our channel strategy allows us to reach a larger number of prospective small and medium business customers more effectively. The number of our authorized channel partners was approximately 1,112 as of March 31, 2014. Our internal sales and marketing personnel support these channel partners in their selling efforts. In our hosted business the enterprise customer will purchase services directly from us, and in these situations we typically compensate the channel partner for its sales efforts. At the request of the channel partner, we often ship our products directly to the enterprise customer.

We are headquartered in Sunnyvale, California and have sales and marketing, customer support, general and administrative and engineering functions in Texas, New York and Illinois. The majority of our personnel work at these locations. Sales, engineering, and support personnel are also located throughout the United States and, to a lesser extent, in Canada, the United Kingdom, Ireland, Germany, Spain, Hong Kong, Singapore, Philippines, India and Australia. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 9% of our total revenue for the three months ended March 31, 2014 and 2013, and 9% and 10% for the nine months ended March 31, 2014 and 2013, respectively. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

As of March 31, 2014, our solutions have been installed by more than 33,000 business customers. We serve a wide range of vertical markets, including professional services, financial services, government, education, health care, manufacturing, non-profit organizations and technology industries.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings made or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. This deferred revenue helps provide predictability to our future support and services revenue. Almost all of our hosted services are billed a month in advance. These billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at March 31, 2014 was $61.9 million, of which $45.2 million is expected to be recognized within one year.

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

Gross margin for the hosted and related services is lower than the gross margins for the product and support and services and is impacted primarily by the reselling of broadband circuits to customers, employee-related expense, data communication cost, data center costs, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in the hosted customer base, the gross margins for our hosted and related services may improve over time.

Index
Operating expenses. Our operating expenses are comprised primarily of compensation and benefits for our employees, contractor costs, professional fees as well as marketing expenses. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce to support the anticipated growth in our hosted business, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Average revenue per user. We calculate the monthly average service revenue per user (“ARPU”) for our hosted segment as the average monthly recurring revenue per customer divided by the average number of seats per customer. The average monthly recurring revenue per customer is calculated as the monthly recurring service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three months ended March 31, 2014 and 2013 were approximately $45 and $50, respectively. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of telecommunication internet circuits to new customers.

Revenue churn. Revenue churn for our hosted segment is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the total monthly recurring revenue from all customers in a given period and then annualizing the calculation. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services for the three months ended March 31, 2014 was 5% as compared to 4% for the three months ended March 31, 2013.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Product Revenue. Product revenue consists of sales of our business communications systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise business. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and customer satisfaction levels, as well as our own strategic considerations. Product revenue accounted for 53% and 58% of our total revenue for the three months ended March 31, 2014 and 2013, respectively and 55% and 59% of our total revenue for the nine months ended March 31, 2014 and 2013, respectively.

Support and Services Revenue. Support and services revenue primarily consists of post-contractual support and, to a lesser extent, revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 20% and 19% of our total revenue for the three months ended March 31, 2014 and 2013, respectively and 19% and 18% of our total revenue for the nine months ended March 31, 2014 and 2013, respectively.

Hosted and Related Services Revenue. Hosted and related services revenue consists primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications such as mobility, internet service provisioning, training, installation and other professional services. Additionally, we offer our customers the ability to purchase IP phones from us directly or include such systems as part of their monthly service. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 27% and 23% of our total revenue for the three months ended March 31, 2014 and 2013, respectively and 26% and 23% of our total revenue for the nine months ended March 31, 2014 and 2013, respectively.

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

Index
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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and nine months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2013 Annual Report on Form 10-K.

Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for the three and nine months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

Index
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue:
Product	$43,410	$45,511	$137,649	$135,114
Hosted and related services	22,617	18,239	65,075	50,988
Support and services	16,374	14,570	48,449	41,838
Total revenue	82,401	78,320	251,173	227,940
Cost of revenue:
Product	15,817	15,392	48,454	46,248
Hosted and related services	14,357	11,418	40,968	31,960
Support and services	4,137	4,070	12,626	12,538
Total cost of revenue	34,311	30,880	102,048	90,746
Gross profit	48,090	47,440	149,125	137,194
Operating expenses:
Research and development	11,480	13,065	37,041	39,213
Sales and marketing	27,960	29,497	82,981	91,992
General and administrative	9,479	9,270	30,506	27,157
Total operating expenses	48,919	51,832	150,528	158,362
Loss from operations	(829)	(4,392)	(1,403)	(21,168)
Other income (expense):
Interest expense	(94)	(364)	(586)	(1,453)
Interest income and other (expense), net	(29)	(194)	(503)	(433)
Total other expense	(123)	(558)	(1,089)	(1,886)
Loss before provision for income tax	(952)	(4,950)	(2,492)	(23,054)
Provision for income tax	252	61	687	348
Net loss	$(1,204)	$(5,011)	$(3,179)	$(23,402)
Net loss per share - basic and diluted	$(0.02)	$(0.09)	$(0.05)	$(0.41)
Shares used in computing net loss per share - basic and diluted	61,749	58,755	60,693	58,500

Index
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue:
Product	53%	58%	55%	59%
Hosted and related services	27%	23%	26%	23%
Support and services	20%	19%	19%	18%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	19%	19%	19%	20%
Hosted and related services	18%	15%	17%	14%
Support and services	5%	5%	5%	6%
Total cost of revenue	42%	39%	41%	40%
Gross profit	58%	61%	59%	60%
Operating expenses:
Research and development	14%	17%	15%	17%
Sales and marketing	34%	37%	33%	40%
General and administrative	11%	12%	12%	12%
Total operating expenses	59%	66%	60%	69%
Loss from operations	(1%)	(5%)	(1%)	(9%)
Other income (expense):
Interest expense	-	-	-	(1%)
Interest income and other (expense), net	-	-	-	-
Total other expense	0%	(1%)	0%	(1%)
Loss before provision for income tax	(1%)	(6%)	(1%)	(10%)
Provision for income tax	-	-	-	-
Net loss	(1%)	(6%)	(1%)	(10%)

Comparison of the three and nine months ended March 31, 2014 and March 31, 2013

Revenue.

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
(in thousands, except percentages)
Revenue	$82,401	$78,320	$4,081	5%	$251,173	$227,940	$23,233	10%

Total revenue increased by $4.1 million or 5% in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Total revenue increased by $23.2 million or 10% in the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013.

Index
Product Revenue

Product revenue decreased by $2.1 million or 5% during the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to lower unit sales volume of our solutions.

Product revenue increased by $2.5 million or 2% during the nine months ended March 31, 2014 as compared to the same period in the prior year, primarily due to higher sales volumes of our solutions.

Support and Services Revenue

Support and services revenue increased by $1.8 million or 12% in the three months ended March 31, 2014 as compared to the same period in the prior year. The increase in support and services revenue was primarily due to increased sales to existing customers resulting in higher post-contractual support revenues due to high renewal rates on maintenance contracts as well as the continued expansion of our customer base resulting from sales to new customers who entered into maintenance contracts.

Support and services revenue increased by $6.6 million or 16% in the nine months ended March 31, 2014 as compared to the same period in the prior year. The increase in support and services revenue was primarily due to increased sales to existing customers resulting in higher post-contractual support revenues due to high renewal rates on maintenance contracts as well as the continued expansion of our customer base resulting from sales to new customers who entered into maintenance contracts.

Hosted and related Services Revenue

Hosted and related services revenue increased by $4.4 million or 24% in the three months ended March 31, 2014 as compared to the same period in the prior year. The increase in hosted and related services revenue was primarily due to continued growth in our customer and partner base, increase in our non-recurring revenue such as installation fees and usage based telecommunications charges, our expanded branding and product marketing efforts as well as additional increases in the use of our services from existing customers.

Hosted and related services revenue increased by $14.1 million or 28% during the nine months ended March 31, 2014 as compared to the same period in the prior year. The increase in hosted and related services revenue was primarily due to continued growth in our customer and partner base as a result of additional sales personnel within our hosted segment, increase in our non-recurring revenue areas such as installations fees and usage based telecommunications charges, our expanded branding and product marketing efforts as well as additional increases in the use of our services from existing customers.

Cost of revenue and gross profit.

	Three Months Ended					Nine Months Ended
	March 31,					March 31,
	2014	2013	Change $		Change %	2014	2013	Change $		Change %
(in thousands, except percentages)
Cost of revenue	$34,311	$30,880	$3,431		11%	$102,048	$90,746	$11,302		12%
Gross profit	48,090	47,440	650		1%	149,125	137,194	11,931		9%
Gross margin	58%	61%	n/	a	(3%)	59%	60%	n/	a	(1%)

The overall gross margin was 58% for the three months ended March 31, 2014 compared to 61% for the same period in the prior year. The overall gross margin was 59% for the three months ended March 31, 2014 compared to 60% for the same period in the prior year.

Product Gross Margin

Product gross margins decreased to 64% in the three months ended March 31, 2014 as compared to 66% in the three months ended March 31, 2013 due to an increase in inventory reserves recognized during the period.

Product gross margins remained relatively consistent at 65% and 66% during the nine months ended March 31, 2014 and 2013, respectively.

Index
Support and Services Gross Margin

Support and services gross margins increased to 75% in the three months ended March 31, 2014 as compared to 72% in the same period in the prior year. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Support and services gross margins increased to 74% during the nine months ended March 31, 2014 as compared to 70% in the same period in the prior year. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Hosted and Related Services Gross Margin

Hosted and related service gross margin remained consistent at 37% for both the three months ended March 31, 2014 and 2013. As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other cost reductions in our service delivery platform.

Hosted and related service gross margin remained consistent at 37% for both the nine months ended March 31, 2014 and 2013.

Our hosted business service offering includes cost elements that are unique to the hosted service offering which in turn, impacts the overall hosted service and related services gross margins. Specifically, as part of our hosted service offering, we provide our customers unlimited domestic calling plans and internet service plans. To provide calling services, we purchase and resell minutes and calling plans from various national and regional telecommunication carriers. Additionally, we purchase and resell telecommunications circuits from various local and national internet service providers as a service to our customers. As a result of reselling calling plans, telecommunications circuits and providing internet data plans to our customers, we incur various regulatory charges. In addition, the hosted gross margin is impacted by the amortization of intangible assets related to the acquisition of M5 Networks.

Upon completion of our acquisition of M5 Networks, we have undertaken and plan to undertake several initiatives to create greater efficiencies in the delivery of our hosted services.  These initiatives include:

•	Consolidation of data centers;
•	Integration to common IP phones;
•	Integration of our customer support services teams;
•	Review of our telecommunication costs;
•	Development of our next generation product.

While we believe that through the execution of these initiatives we will improve our gross margins, due to the nature of the unique costs identified above and the overall timing to execute our gross margin improvement initiatives, we do not anticipate that gross margins for our hosted and related services will be commensurate with that of premise business in the short term.

Operating expenses.

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
(in thousands, except percentages)
Research and development	$11,480	$13,065	$(1,585)	(12%)	$37,041	$39,213	$(2,172)	(6%)
Sales and marketing	27,960	29,497	(1,537)	(5%)	82,981	91,992	(9,011)	(10%)
General and administration	9,479	9,270	209	2%	30,506	27,157	3,349	12%

Research and development. Research and development expenses decreased by $1.6 million, or 12%, during the three months ended March 31, 2014 as compared to the same period in the prior year. The decrease in research and development expenses from the prior period is primarily due to a decrease in the personnel related costs of $0.7 million due to the reduction in the headcount in the current period compared to the same period in the prior year, a decrease in professional fees of $0.6 million and a decrease in depreciation and equipment related cost of $0.2 million.

Research and development expenses decreased by $2.2 million, or 6%, during the nine months ended March 31, 2014 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the personnel related costs of $1.7 million due to the reduction in headcount in the current period compared to the same period in the prior year and a decrease of $0.4 million in depreciation and equipment related cost.

Sales and marketing. Sales and marketing expenses decreased by $1.5 million, or 5%, in the three months ended March 31, 2014 as compared to the same period in the prior year. This decrease in sales and marketing expenses is primarily due to a reduction in marketing-related expenses of $1.5 million primarily due to reduction in the advertising, public relations and marketing cost in the current quarter compared to the same period in the prior year.

Index
Sales and marketing expenses decreased by $9.0 million, or 10%, in the nine months ended March 31, 2014 as compared to the same period in the prior year. This decrease was primarily due to a decrease in personnel related costs including benefits and commissions of $4.8 million and a decrease in travel and entertainment expenses of $1.5 million, both due to a decrease in headcount, a decrease in marketing related expenses of $2.2 million due to reduction in advertising, public relations and marketing costs and also a reduction in professional fees of $1.0 million, partially offset by $0.7 million increase in depreciation and equipment related costs in the current period compared to the same period in the prior year.

General and administrative. General and administrative expenses increased by $0.2 million, or 2%, in the three months ended March 31, 2014 as compared to the same period in the prior year. The slight increase in general and administrative expenses from the prior period is primarily due to an increase in the consulting and outside service fees of $0.6 million partially offset by a decrease in the personnel related expenses of $0.2 million and a decrease in equipment related cost of $0.2 million.

General and administrative expenses increased by $3.3 million, or 12%, in the nine months ended March 31, 2014 as compared to the same period in the prior year. This increase was primarily due to the increase in the overall expenses to support the addition of facilities and overall growth and expansion of the business including an increase in personnel related costs including benefits and variable compensation of $1.4 million, in the consulting and outside service fees of $0.7 million and an increase in facilities costs of $0.9 million.

Other income (expense), net.

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
(in thousands, except percentages)
Interest expense	(94)	(364)	(270)	(74%)	(586)	(1,453)	(867)	(60%)
Interest income and other (expense), net	(29)	(194)	(165)	(85%)	(503)	(433)	70	16%

Interest expense. Interest expense decreased by $0.3 million or 74% in the three months ended March 31, 2014 as compared to the same period in the prior year primarily due to lower outstanding borrowings under our line of credit agreement during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Interest expense decreased by $0.9 million or 60% in the nine months ended March 31, 2014 as compared to the same period in the prior year primarily due to lower outstanding borrowings under our line of credit agreement during the current period as compared to the same period prior year as well as due to a lower base of purchase consideration liabilities in which imputed interest expense is recognized in the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013.

Interest income and other (expense), net. Interest income and other (expense), net, decreased by $0.2 million or 85% in the three months ended March 31, 2014 compared to the same period in the prior year primarily as a result of an decrease in our foreign exchange loss due to the strengthening of certain foreign currencies in which we transact against the US dollar. Interest income and other (expense), net, increased by $0.1 million or 16% in the nine months ended March 31, 2014 compared to the same period in the prior year primarily as a result of an increase in our foreign exchange loss due to the strengthening of the U.S. dollar against certain foreign currencies in which we transact.
Provision for income tax.

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$252	$61	$191	313%	687	348	$339	97%

Provision for income tax. Our effective tax rate differs from the statutory rate largely due to the provision of a full valuation allowance on the current year net operating losses. The provision for income taxes for the three months ended March 31, 2014 is primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.  The income tax provision for the three months ended March 31, 2013 includes an expense of approximately $0.1 million relating to the increase in the valuation allowance for deferred tax assets associated with subsequent purchase price adjustments recorded for the acquisition of M5.

Index
The provision for income taxes for the nine onths ended March 31, 2014 is primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.  The income tax provision for the nine months ended March 31, 2014 includes a tax benefit of approximately $0.1 million due to the conclusion of an income tax audit during the three months ended December 31, 2013. During the nine months ended March 31, 2013, valuation allowance was increased by $0.1 million related to the purchase accounting adjustments recorded for the acquisition of M5.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	March 31,	June 30,	Increase/
	2014	2013	(Decrease)
Cash and cash equivalents	$50,263	$43,775	$6,488
Short-term investments	3,681	7,501	(3,820)
Total	$53,944	$51,276	$2,668

As of March 31, 2014, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $53.9 million, accounts receivable of $31.6 million and the balance of $45.7 million available for borrowing under our Credit Facility.

On March 15, 2012, we entered into a secured credit agreement (the “Credit Facility”) with Silicon Valley Bank to finance a portion of the M5 acquisition including paying related fees and expenses and for general corporate purposes.  The Credit Facility was amended on December 4, 2012. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50.0 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit facility are available for future borrowings. The borrowings under the Credit Facility accrue interest either (at our election) at (i) the London interbank offered rate then in effect, plus a margin of between 2.00% and 2.50%, which is based on the our Consolidated EBITDA (as defined in the Credit Agreement), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon our Consolidated EBITDA.  We also pay an annual commitment fee during the term of the Credit Agreement which varies depending on our Consolidated EBITDA. The Credit Facility is secured by substantially all of our assets. For the three and nine months ended March 31, 2014, we paid interest at an approximate rate of 2.4% per annum. The amount outstanding under the Credit Facility was $4.3 million as of March 31, 2014.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Nine Months Ended
	March 31,
	2014	2013
Cash provided by operating activities	$27,544	$4,394
Cash used in investing activities	(5,197)	(5,018)
Cash provided by (used in) financing activities	(15,859)	277
Net increase (decrease) in cash and cash equivalents	$6,488	$(347)

Index
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

Net loss during the nine months ended March 31, 2014 and 2013 included non-cash charges of $5.9 million and $8.9 million in stock-based compensation expense, respectively, and depreciation and amortization of $13.6 million and $11.7 million, respectively. Net loss during the nine months ended March 31, 2014 and 2013 also included a non-cash charge of $0.3 million and $0.1 million related to the loss on disposal of property and equipment, $0.1 million and $0.8 million in interest expense recognized related to acquisition-related consideration. Net loss for the nine months ended March 31, 2014 also included a non-cash charge of $0.2 million for provision for doubtful accounts.

Cash provided by operating activities during the nine months ended March 31, 2014 reflects net changes in operating assets and liabilities, which provided $10.5 million of cash consisting primarily of a decrease in accounts receivable of $5.3 million due to improved collections, a decrease in indemnification asset of $0.8 million, an increase in accounts payable of $6.3 million due to an increase in inventories and other purchases, an increase in deferred revenue of $7.0 million and an increase in accrued liabilities related to employee compensation of $0.5 million. These cash inflows were offset by an increase in inventory of $5.0 million, an increase in prepaid expenses and other current assets of $1.8 million and a decrease in accrued and other liabilities of $2.5 million.

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

Net cash used in investing activities was $5.2 million during the nine months ended March 31, 2014 primarily related to the purchase of property and equipment of $8.9 million, purchase of short-term investments of $0.6 million offset by $4.3 million in proceeds from maturities of our short term investments.

Net cash used in investing activities was $5.0 million during the nine months ended March 31, 2013 primarily related to the purchase of short-term investments of $11.2 million, purchases of property and equipment of $9.7 million, and purchases of patents, technology and internally developed software of $1.9 million offset by maturities of short-term investments of $17.8 million.

Cash flows from financing activities

Net cash used in financing activities was $15.9 million for the nine months ended March 31, 2014. In the nine months ended March 31, 2014, we made repayments of $25.0 million under our Credit Facility, $3.4 million payment of contingent consideration in January 2014 pursuant to our acquisition of M5, paid $0.6 million associated with employee tax obligations on the vesting of restricted stock units, paid $1.1 million in relation to our capital leases, offset by the receipt of $14.2 million from the exercise of stock options.

Net cash provided by financing activities was $0.3 million for the nine months ended March 31, 2013. In the nine months ended March 31, 2013, we received a net of $10.0 million from borrowings made on our line of credit and received proceeds of $1.0 million from the issuance of common stock under various employee benefit plans, offset by a payment of $9.1 million for the contingent purchase consideration in March 2013 pursuant to our acquisition of M5, $0.7 million paid for employee tax obligations on the vesting of restricted stock units and $0.9 million in payments in relation to our capital leases.

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

Index
Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2014 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$25,109	$4,451	$9,368	$8,705	$2,585
Capital lease obligations	817	739	78	-	-
Line of credit	4,332	-	4,332	-	-
Non-cancellable purchase commitments (inventory and software licenses)	30,449	30,086	363	-	-
Outstanding letters of credit	635	635	-	-	-
Total	$61,342	$35,911	$14,141	$8,705	$2,585

The operating lease obligations noted in the table above have not been reduced by non-cancellable sublease rentals of $0.5 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in the Australian dollar, British pound and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of March 31, 2014, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.9 million.

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

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2014

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management Compensatory Plan or Arrangement

(1)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.