Form 10-K
period 2014-06-30
ShoreTel Inc
filed 2014-09-11
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2014

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
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Kor any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2013 was approximately $554.3 million (based on the last reported sale price of $9.28 on December 31, 2013 on The NASDAQ Global Select Market). This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by ten percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the registrant's common stock as of August 29, 2014 was 63,074,081.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant's definitive proxy statement (the "2014 Proxy Statement") for the 2014 Annual Meeting of Stockholders.

TRADEMARKS

The ShoreTel logo, ShoreTel, ShoreCare, ShoreWare, ShoreTel Sky and Brilliantly Simple are trademarks or registered trademarks of ShoreTel, Inc. in the United States and/or other countries. All other trademarks, trade names and service marks herein are the property of their respective owners.

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

In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The charters of our Audit Committee, our Compensation Committee and our Corporate Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, are available on the Investor Relations section of our website under "Corporate Governance." This information is also available by writing to us at the address on the cover of this Annual Report on Form 10-K.

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends" and similar words and expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that those expectations will prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, in the "Risk Factors" described in Part I, Item 1A. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

ShoreTel is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol ("IP") technologies. We focus on the small and medium sized businesses (less than 5,000 users), with a Unified Communications ("UC") platform so that they can communicate anytime, anyplace, and through any device that they chose. Our strategy is to provide customers with a flexible choice of deployment options: either operating our ShoreTel solution in their own premise-based data centers, subscribing to our cloud-based ShoreTel Sky communication services or a hybrid combination of both.

We believe our solutions address changes in the UC market. Such changes are driven by both technological advances and new workplace trends.  We believe some of the current factors affecting the UC market include:  addressing an increasingly mobile workforce, an increased emphasis on Bring Your Own Device ("BYOD") philosophy and adoption, the ongoing need for electronic collaboration and a desire for multiple forms of communication. Our solutions are sold through our extensive network of over 1,100 authorized resellers and value-added distributors throughout the world served either by national distributors or by ShoreTel directly.

We were originally incorporated in California in September 1996 and reincorporated in Delaware in 2007. ShoreTel is based in Sunnyvale,, California, and has regional offices in North America, Europe, Asia and Australia.

Business Communications Solutions Deployment Models

We believe ShoreTel is at the forefront of the UC industry, an industry that is in transition and that we believe is comprised of three deployment models – cloud, premise, and hybrid. It is our belief that hybrid is a critical piece of this transition.

We continue to make investments in order to capture a greater percentage of the market share in the cloud-based solutions market which we believe is continuing to grow as well as to maintain our competitive position in the premise market.

We are currently developing a cloud-purposed, multi-tenanted common platform comprised of a single call control. This common platform will enable a single ShoreTel solution, which includes common applications such as contact center, conferencing and mobility as well as common endpoints, to be consumed in a cloud, premise or hybrid environment.

We currently provide our ShoreTel solution via multiple deployment options , as well as a diverse set of applications and services for both premise and hosted deployment models, consisting of ShoreTel IP Telephony, ShoreTel Unified Communications, ShoreTel Contact Center, ShoreTel Mobility, and professional services including ShoreTel Global Services and application and development professional services.

ShoreTel Sky Architecture and Services for Hosted Customers

Our ShoreTel Sky services offer a secure and managed business communications solution to organizations with minimal capital investment. The heart of the ShoreTel Sky service is our Call Conductor core technology, a ShoreTel designed and developed modular software architecture operating on an industry standard platform, which makes it easy to add capabilities in response to customers' evolving needs and integrate readily with leading business applications. This technology was specifically designed to meet the unique requirements of the hosted communications market, offering a full portfolio of services to customers, including soft-switch services for ShoreTel IP Telephony, as well as integrated software modules for ShoreTel Unified Communications, ShoreTel Contact Center, ShoreTel Mobility, Business Intelligence Analytics and Reporting. By incorporating a multi-tenant software foundation, multiple customers can be served simultaneously by servers located in data center co-location facilities. ShoreTel Sky technologies are complemented by a series of services modules that enable billing, diagnostics, system monitoring, Communications Assistance for Law Enforcement Act ("CALEA") regulatory compliance, E911 routing and other related operational services. A variety of customer selectable network services are also available, including local and long distance network services, toll-free numbers, number porting, circuits from carriers and other value-added network services.

ShoreTel Sky Operations

We have a centrally managed platform consisting of data management, monitoring, control and billing systems that support our ShoreTel Sky services. This platform consists of a customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, call record storage and billing. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform that manages call control and routes calls.

Customer and Technical Support

We maintain a contact center that provides customer service and technical support to our ShoreTel Sky customers. Customers can access our services directly through our website or receive customer service and technical support through telephone communication and e-mail support.

ShoreTel Sky Data Centers

ShoreTel utilizes multiple data centers in the United States, which are co-located in service facilities operated by third parties. Our primary data center is located in Texas. This state-of- the-art data center services our customers throughout America. These data centers include sufficient physical building security, network operations and resiliency services and backup power generation. These operation centers house the application servers and proprietary technologies used to provide services to customers.

The key elements of our ShoreTel Sky applications and services include:

•	complete end-to-end solution offer for customers, including ShoreTel designed and developed phones, client and server applications, together with our own service and support centers, which results in the best possible service experience.

•	development and introduction of new services;

•	experience in customer implementations;

•	complete portfolio of operational services for billing, system management, and other requirements; and

•	support for industry standard interfaces, enabling support for third party devices from other vendors.

ShoreTel Business Communications for On-Premise Deployment

We provide a unique modern hardware and software architecture for on-premise customers, which offers the high availability and reliability needed for mission critical communications. Our on-premise business communication solutions are comprised of hardware and software components including ShoreTel Voice Switches, ShoreTel Service Appliances, ShoreTel Client and Server Software Applications, such as ShoreTel Director, Small Business Edition 100, and ShoreTel IP Phones. All ShoreTel software applications may also be virtualized, operating on customer-provided general purpose servers.

•	ShoreTel Voice Switches: We offer a range of ShoreTel designed switches of varying capabilities to meet the needs of enterprises of all sizes. The modular nature of our switches allows our enterprise customers to easily expand their system capacity by deploying additional switches across their networks. The software on our voice switches may also be virtualized and operate on customer-provided, general purpose servers.

•	ShoreTel Service Appliances: We offer a range of ShoreTel designed appliances for specific applications such as instant messaging, conferencing and collaboration. The administration of these service appliances is functionally integrated with the IP Telephony Web Administration. Appliances are automatically recognized by the ShoreTel Director software and user functions are seamlessly integrated with the user management application, eliminating the complexity found with other systems.

•	ShoreTel Director: ShoreTel Director provides enterprises with a single point of system management, enabling IT administrators to view and manage the entire system from any location using a single application. A new end user's extension, mailbox and automated attendant profile can be added on a single management screen, avoiding the additional work required with most Private Branch Exchanges ("PBXs"), voice mail systems and automated attendants.

•	Small Business Edition 100: Our Small Business Edition ("SBE 100") solution is targeted for smaller businesses with up to 100 users. It is a bundled solution consisting of system software, user licenses and voice switches that allows our business customers to economically scale our products and solutions as their organizations begin to grow and expand. Businesses that grow beyond the capacity of the SBE 100 solution may expand their investment by adding additional switches and licenses, while preserving their original investment and avoiding costly upgrades.

•	ShoreTel IP Phones: ShoreTel designs and provides IP phones which incorporate the most recent applications, including visual voice mail, speaker phones supporting seven octaves of sound for superior clarity and performance, and integrated diagnostics for simplifying installation and management.

ShoreTel Business Communications for Hybrid On-Premise Environments with Integrated Cloud Services Deployment

ShoreTel on-premise customers can extend their investments in their on-premise solutions by incorporating ShoreTel Sky cloud services via ShoreTel Connect.  ShoreTel Connect enables customers to add new applications, such as ShoreTel Sky Fax and ShoreTel Scribe voicemail to text conversion cloud services.  More services will be introduced in the future.

Business Communication Products and Services

ShoreTel provides a diverse set of applications and services for both premise and hosted customers, consisting of ShoreTel IP Telephony, ShoreTel Unified Communications, ShoreTel Contact Center, ShoreTel Mobility and professional services, including ShoreTel Global Services and application development professional services.

Enterprise Mobility

ShoreTel Mobility extends the capabilities of a desk phone and Unified Communications capabilities to leading smartphones and tablets, allowing the user to communicate from any location, including office, home or through Wi-Fi hotspots. ShoreTel Mobility enables access to any cellular or Wi-Fi network, simply and cost effectively. ShoreTel Mobility solutions for smartphone users consist of a ShoreTel appliance coupled with system management and end-user software. ShoreTel Mobility is available as part of our premise solution and also offered as a hosted service as part of ShoreTel Sky, our cloud-based service.

Unified Communications

ShoreTel Unified Communications enable the integration of IP telephony solutions with instant messaging, mobility, presence, desktop collaboration and video.

•	PC Clients: ShoreTel Communicator is designed for users across an organization, whether an administrator, knowledge worker, contact center agent or mobile worker. Available on multiple operating systems, ShoreTel Communicator makes it easy for people to communicate any way they choose: by video, voice (wired or wireless), instant messaging, and more. One single application interface makes training simple and reduces the Information Technology ("IT") workload because there is just a single application to support and no additional servers to deploy and maintain.

•	Conferencing and Collaboration: ShoreTel enables enterprises to conduct large audio conferences and provides collaboration tools for application sharing, desktop sharing, instant messaging and end-user presence status.

•	Microsoft Integration: For customers seeking to leverage their investment in Microsoft solutions, ShoreTel offers a range of integration options. ShoreTel integrates with applications such as Microsoft Lync, Microsoft Exchange, Microsoft Office and Microsoft Internet Explorer.

Contact Center

Contact Center enables organizations to route incoming contacts to the most appropriate agent in a multisite contact center, regardless of location. ShoreTel Contact Center includes a range of options including agent phones, switching infrastructure, end-user interfaces, and platform software for both premise-based and cloud-based customers. The solution features capabilities including call handling, self-service, multi-media, and reporting. Contact Center applications provide a range of features to satisfy the needs of all-sized organizations, from basic call center capabilities to sophisticated, distributed multimedia contact centers.

ShoreTel Global Services

We complement our on-premise, cloud and hybrid solution offerings with a broad range of support services to help us maintain and expand our relationships with our enterprise customers and channel partners. Our product support contracts provide us with recurring revenue. Typically, our resellers provide many of these services, with ShoreTel providing manufacturer and escalation support as needed or, if requested by the enterprise customer or reseller, we can provide these services directly.

ShoreTel Global Services provides professional services, system design and installation, training and technical support including:

•	Professional services include standard and custom software development to: extend system capabilities; enable UC integration with other enterprise applications; streamline business processes; and, address enterprise customer-specific business opportunities. We also offer collaboration with third party developers through ShoreTel's Software Development Kit ("SDK") program and the ShoreTel Innovation Network.

•	System design and installation services include the best practices of deploying UC with regard to network requirements and capabilities as well as how to implement contact center and mobility for a particular enterprise.

•	Training services include certification programs for resellers, training programs at enterprise customer or reseller locations and self-paced, computer-based desktop training programs.

•	Our technical support services include web-based access support services and tools, access to technical support engineers, hardware replacement, as well as software updates and monitoring capabilities.

Application Development Professional Services

ShoreTel offers custom application development, integration and implementation services for businesses with unique communication requirements. We offer businesses the option to enhance their communications solution by enabling the integration of business applications including several customer relationship management ("CRM") solutions from Salesforce.com, Microsoft Dynamics, NetSuite and RightNow, as well as cost recovery applications including Equitrak, Copitrak and Lexis/Nexis Time Matters.

Customers and partners can create integrated applications using the open application interface of the system available for developers through the ShoreTel Innovation Network.

Customers

As of June 30, 2014, our solutions have been installed by approximately 35,000 organizations in over 50 countries. We serve a wide range of vertical markets, including professional services, financial services, government, education, health care, manufacturing, non-profit organizations and technology industries.

Focus on Customer Satisfaction

We believe that maintaining the highest possible levels of customer satisfaction is critical to our ability to retain existing and gain new customers. We believe that satisfied customers will purchase more of our products and serve as advocates for our solutions, and we work closely with them and our channel partners as customers deploy and use our solutions. We conduct formal customer reviews that involve our internal staff and third-party technical personnel to ensure smooth implementations and to resolve any issues that may arise. We follow up with ongoing check-ins to ensure customers are satisfied with their solution, surveying them regarding various aspects of the experience with ShoreTel. We use industry-recognized Net Promoter® Score customer loyalty metrics to help ensure that we are meeting our customers' expectations. Through this process, we gain valuable insights into the existing and future requirements of our customers' activities and this helps us develop product enhancements that address the evolving requirements of customers.

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

We also monitor our customers' satisfaction with our channel partners by surveying our customers after the system is installed. We actively encourage our channel partners to maintain and improve our customers' levels of satisfaction. We also monitor our channel partners' satisfaction with ShoreTel, as their satisfaction with and advocacy of ShoreTel is also very important to our success.

We have received industry recognition for both our hosted services and products.   According to Synergy Research, ShoreTel leads1 the worldwide Unified Communications as a Service, Private Cloud – Retail market in terms of revenue and subscribers. We were recognized as the 2013 North America Unified Communications and Collaboration Company of the Year2 by Frost and Sullivan, and were ranked as a "Strong Performer3" in the On-Premises Unified Communications and Collaboration market by Forrester Research for the three months ended June 30, 2014.

Sales and Marketing

We sell our premise products, support and services primarily through an extensive network of channel partners that include resellers and value-added distributors. Our hosted services are sold through indirect channel partners and a direct sales force. As of June 30, 2014, we had over 1,100 channel partners in our network. These channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services. They also include the top U.S. telecommunication carriers: AT&T, WindStream and CenturyLink. Our channel partners market and sell our products into both the small-to-medium and mid-enterprise markets. North America ShoreTel channel partners may offer both on-premise and cloud solutions to their customers.

We maintain a sales organization that manages the business relationship between ShoreTel and our partner network, recruiting, training and enabling the partners to market, sell and support ShoreTel solutions. In addition, we also have a 'Client Sales' team of sales personnel to assist our channel partners in selling to and providing support for customer accounts.

We believe our channel partner network allows us to effectively sell our solutions without our having to dedicate the resources required to build large in-house sales and service capabilities. We continue to work with existing channel partners to broaden their sales of our solutions as well as to recruit new channel partners with a focus on increasing market coverage.

Our internal marketing team focuses on increasing our "Brilliantly Simple" brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. In addition to providing marketing materials, we communicate product and service offerings through e-mail and online and direct mail campaigns, print and web-based advertising, a customer reference program, press releases, social media, video and web-based demonstrations.

Backlog

Our backlog at June 30, 2014, 2013 and 2012 was approximately $7.9 million, $5.5 million and $4.6 million, respectively. Our backlog consists of orders for product, support and services received from our resellers but not shipped before the end of the quarter in which the order was received as we recognize product revenue on sales made through distributors upon sell-through to our resellers. Although we believe that the orders included in the backlog are firm, all orders are subject to possible rescheduling by customers and some orders may be cancelled by customers, and we may elect to allow such cancellations without penalty to the customer. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

1 Synergy: Synergy Research, May 30, 2014
2 Frost and Sullivan: 2013 North America Unified Communications and Collaboration Company of the Year
3 The Forrester Wave™: On-Premises Unified Communications and Collaboration, Q2 2014

Research and Development

We believe that our ability to enhance our current products and services, develop and introduce new products and services on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. To this end, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, Unified Communications network design, data networking and software engineering. We have invested significant time and financial resources into the development of our architecture, including our switches, routers and related software, and focus on developing solutions which are available for both premise and hosted customers. We intend to continue to expand our product and service offerings, improve the features available on our products and services and integrate our solutions with third-party enterprise applications. Research and development expenses were $49.8 million, $53.0 million and $51.9 million in fiscal years 2014, 2013 and 2012, respectively.

Manufacturing and Suppliers

We outsource the manufacturing of our hardware products. This outsourcing allows us to:

●	avoid costly capital expenditures for the establishment of manufacturing operations;

●	focus on the design, development, sales and support of our hardware products; and

●	leverage the scale, expertise and purchasing power of specialized contract manufacturers.

Currently, we have arrangements for the production of our switches and mobility routers with contract manufacturers in the United States and for the production of our phones and docking stations with a contract manufacturer located in China. We also rely on a sole or limited number of suppliers for several key components utilized in the assembly of our products.

We regularly provide forecasts for orders, and we order products from our contract manufacturers based on our projected sales levels, which is well in advance of receiving customer orders. However, customers may generally cancel or reschedule orders without penalty, and delivery schedules requested by customers for these orders frequently vary based upon each customer's particular needs.

For more information on risks related to products and components, see "Risks Related to Our Business and Industry - Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies" and "Risks Related to Our Business and Industry - Our products incorporate some sole sourced components and the inability of these sole source suppliers to provide adequate supplies of these components may prevent us from selling our products for a significant period of time or limit our ability to deliver sufficient amounts of our products."

We typically fulfill product orders out of our California, New York, United Kingdom or Australia warehouses.

Financial Information about Geographic Areas

For financial information about geographic areas, refer to Note 13 to the Consolidated Financial Statements in Item 8 of this report.

Competition

The market for business communication solutions is quickly evolving, highly competitive and subject to rapid technological change. As a result of the convergence of voice, video, messaging, mobility and data networking technologies that characterize IP enterprise Unified Communications solutions, we compete against vendors of premise-based solutions and hosted solutions, some of which have solutions in both markets.

•	Providers of premise-based business communication equipment include Alcatel-Lucent, Avaya, Cisco, Huawei, Interactive Intelligence, Mitel, NEC and Unify

•	Providers of Unified Communications software applications, include Alcatel-Lucent, Avaya, Cisco, Interactive Intelligence, Microsoft, Mitel, NEC, Digium, Toshiba and Unify

•	Providers of cloud services include Tier 1 service providers such as AT&T, British Telecom, Verizon, incumbent local exchange carriers, competitive local exchange carriers, and independent providers such as 8x8, Ring Central, Mitel, iCore Networks, West IP Communications and Jive

•	Providers of hosted communication services based on technologies from Avaya, Broadsoft, Cisco, Microsoft, Mitel, Unify and other technology platform vendors.

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

We may also face increased competition from Internet portal-focused providers who extend their portfolio to include business communications solutions, such as Amazon, Skype/Microsoft, Google and Yahoo.

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

We could also face competition from new market entrants, whether from new ventures or from established companies moving into the market. Competition from these other potential market entrants may take many forms, including offering products and applications similar to those we offer as part of a larger, bundled offering or as a cloud-based or hosted services offering. In addition, technological developments and consolidation within the communications industry result in frequent changes to our group of competitors.

Many of our current and potential competitors are substantially larger than we are and have higher brand familiarity with buyers, and significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. We believe that we currently compete favorably with regard to the principal competitive factors applicable to our products and services, which include price, portfolio, feature set, reliability, scalability, usability, simplicity, total cost of ownership, customer satisfaction and service.

For more information concerning competition, please see "Risk Factors - Risks Related To Our Business and Industry – "The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are" and – "As voice, video, messaging and data networks converge, we are likely to face increased competition from companies in the information technology, personal and business applications and software industries."

Regulatory

Voice over IP ("VoIP") communication services, like ours, have been subject to less regulation at the state and federal levels than traditional telecommunications services. Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of information services are largely exempt from most federal and state regulations governing traditional common carriers. The Federal Communications Commission ("FCC") has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and have not yet classified VoIP services as either telecommunications or information. However, the FCC reviews the status of VoIP service providers and the services they provide and may increase regulations that apply to ShoreTel Sky services.

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

As of June 30, 2014, we had 98 patents issued in the United States, and had 54 patent applications in the United States. Our patents have been both internally developed and externally acquired. Our patents have a range of expiration dates. The earliest patent to expire will do so in 2016, and the last to expire will do so in 2032.

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

Employees

As of June 30, 2014, we had 954 employees in North America, Europe, Asia and Australia, of which 358 were in sales and marketing, 229 were in research and development, 265 were in global support services, and 102 were in general and administrative functions.  None of our employees are represented by labor unions and we consider current employee relations to be good.

 Executive Officers

The following table sets forth information about our executive officers as of September 1, 2014:

Name	Age	Position as of September 1, 2014
Don Joos	44	President and Chief Executive Officer
Michael E. Healy	53	Senior Vice President and Chief Financial Officer
Allen Seto	38	Vice President and General Counsel
David Petts	51	Senior Vice President, Worldwide Sales
Pankaj Malhotra	46	Senior Vice President, Engineering
Bharath Oruganti	40	Senior Vice President of Services and Operations

Don Joos has served as our President and Chief Executive Officer and a Director since August 2013. Mr. Joos served as Senior Vice President of Business Operations from July 2012 to August 2013. Mr. Joos joined ShoreTel in April 2011 as our Vice President of Global Services. Prior to joining ShoreTel, from December 2001 to April 2011, Mr. Joos served in various senior management roles, including Vice President Channel Transformation, at Avaya, a provider of business communications and collaboration systems. Prior to this, Mr. Joos also held service and operational roles at SiteStuff, Williams Communication Solutions, Nortel Communication Solutions and Marshalls Inc. Mr. Joos holds a B.S. in Sports Management from Springfield College in Massachusetts.

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

Allen Seto has served as our Vice President and General Counsel since March 2013. Mr. Seto joined ShoreTel in June 2012 serving as Associate General Counsel. From January 2011 to May 2012, Mr. Seto served as Associate General Counsel at Taleo Corporation., a global provider of on-demand talent management software solutions. From February 2008 to January 2011, Mr. Seto served as Senior Corporate Counsel in the Corporate, Securities & Acquisitions group at Oracle Corporation. From July 2005 to January 2008, Mr. Seto served as Corporate Counsel at SYNNEX Corporation, a business process services company servicing resellers, retailers and original equipment manufacturers. Prior to then, Mr. Seto was in private practice at Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Seto holds a J.D. from University of California, Los Angeles School of Law and a B.A. in Economics and a B.A. in Rhetoric from the University of California, Berkeley.

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

Pankaj Malhotra has served as our Senior Vice President of Engineering since June 2013. From January 2007 to March 2013, Mr. Malhotra served in various senior positions including Vice President of Engineering at Juniper Networks, a provider of network infrastructure. From December 1996 to January 2007, Mr. Malhotra served in various positions, including Director of Engineering at Cisco Systems, a provider of Internet protocol ("IP") based networking and other products related to the communications and information technology. Mr. Malhotra holds a B.S. in Mathematics and a M.S. in Computer Applications from the Delhi University.

Bharath Oruganti has served as our Senior Vice President of Services and Operations since February 2014. Mr. Oruganti also served as Vice President of Global Services from September 2012 to January 2014.  Mr. Oruganti joined ShoreTel in October 2011 serving in the position of Senior Director of Technical Services. From February 2011 to October 2011, Mr. Oruganti served as President and Chief Operating Officer at Encore Media Metrics, a digital media startup focused on advanced insights and analytics. From September 2006 to February 2011, Mr. Oruganti served as Senior Manager in the Strategy and Operations practice at Deloitte Consulting LLP. Prior to then, Mr. Oruganti served in various positions, including Senior Manager of Global Customer Support, at Cadence Design Systems, Inc., a provider of semiconductor design software. Mr. Oruganti holds a B. Tech in Electronics and Communication Engineering from Andhra University, a M.S. in Electrical Engineering from University of Kentucky and an M.B.A. from the University of Texas at Austin.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We may not be able to achieve our strategic initiatives and grow our business as anticipated.

We have embarked on a strategic initiative to develop a cloud-purposed, multi-tenanted common platform comprised of a single call control which enables common applications and common endpoints to be consumed in a cloud, premise or hybrid environment. We cannot assure you that we will be able to achieve this initiative or be successful over the long term in transitioning internal and external views of our Company to a service delivery model. This initiative has required us to devote significant financial and operational assets to these activities. However, at the same time, a growing focus on hosted revenues involves different types of revenue recognition and has different cost structures than our traditional product revenues. Our success depends on our ability to appropriately manage our expenses as we invest in these initiatives, enter into beneficial channel relationships, develop new products and service offerings and successfully execute our marketing and sales strategies. If we are not able to execute on this strategy successfully or if our investments in these activities do not yield significant returns, our business may not grow as we anticipated, we could devote significant financial and other resources to developing products that never reach commercial success, which could adversely affect our operating results. In addition, if the UC industry transitions in a way we did not anticipate, we may not be able to shift our strategies and products rapidly enough to respond to such changes and we may not receive any return from such investments. Our competitors may also be developing new products to address transitions in the UC industry. If we are unable to successfully establish our new products, if our competitors' products are better received into the market, or if we fail to execute our strategies, our financial condition or results of operations could be negatively impacted and our ability to grow our business may be impacted.

The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are.

The market for both premise and hosted Unified Communications is extremely competitive. Our premise competitors include Cisco Systems, Inc., Avaya, Microsoft and Mitel Networks Corporation. Our hosted competitors include 8x8, Broadsoft, West IP Communications and RingCentral. In addition, our ShoreTel Sky customers are not subject to long-term contractual commitments to purchase our services and can terminate our service and switch to competitors' offerings on short notice.

We also compete with much larger companies such as Microsoft in the Unified Communications market. Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources. We could also face competition from new market entrants, whether from new ventures or from established companies moving in to the market. Some competitors have advantages over us, including:

●	greater market presence, name recognition and brand reputation;

●	larger distribution channels;

●	a larger installed base of telecommunications and networking systems with customers;

●	larger and more geographically distributed services and support organizations and capabilities;

●	a broader offering of telecommunications and networking products, applications and services;

●	a more established international presence to address the needs of global enterprises;

●	larger patent and intellectual property portfolios;

●	longer operating histories;

●	a longer history of implementing large-scale telecommunications or networking systems;

●	more established relationships with industry participants, customers, suppliers, distributors and other technology companies;

●	the ability to acquire technologies or consolidate with other companies in the industry to compete more effectively; and

●	the ability to bundle a broader offering of telecom and networking equipment and services into an IP PBX offering, and offer these products as part of a hosted services offering.

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

Our competitors may also be able to devote more resources to developing new or enhanced products, including products that may be based on new technologies or standards. If our competitors' products become more accepted than our products, our competitive position will be impaired and we may not be able to increase our revenue or may experience decreased gross margins. If any of our competitors' products or technologies become the industry standard, if they are successful in bringing their products to market earlier, or if their products are more technologically capable than ours, then our sales could be materially adversely affected. We may not be able to maintain or improve our competitive position against our current or future competitors, and our failure to do so could materially and adversely affect our business.

The gross margins on our products and offerings may decrease due to competitive pressures or otherwise, which could negatively impact our profitability.

It is possible that the gross margins on our products and/or services will decrease in the future in response to competitive pricing pressures, including the bundling of more offerings included in a base price, new product introductions by us or our competitors, changes in the costs of components or telecommunications costs, manufacturing issues, the shift in our channel distribution model towards more value-added distributors, royalties we need to pay to use certain intellectual property, growth of our international business, or other factors. The margins on our hosted telephony service are also impacted by the fact that we also sell the broadband connection, which is typically a lower-margin business.. If we experience decreased gross margins and we are unable to respond in a timely manner by introducing and selling new, higher-margin products and services successfully and continually reducing our product and hosting costs, our gross margins may decline, which will harm our business and results of operations.

If we fail to manage our growth effectively, our business could be harmed.

We plan to further expand our operations, particularly in developing a more sophisticated billing and operating support system to support the growth of our business. We will need to increase our spending in order to fund this development. This growth may place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend upon our ability to manage this growth effectively. If we do not increase our revenues commensurate to our increased spending, we may not be profitable. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in filling enterprise customer orders, declines in product quality or customer satisfaction, increases in costs, production and distribution difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

We have made acquisitions in the past and expect to acquire other companies or technologies, which could divert our management's attention, result in additional dilution to our stockholders, increase expenses, and otherwise disrupt our operations and harm our operating results.

We have in the past and may in the future acquire or invest in other businesses, products or technologies that we believe could complement or expand our product line, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these acquisitions.

There are inherent risks in integrating and managing acquisitions, and we have limited experience with acquisitions. If we acquire any other additional businesses, we may not be able to integrate the acquired personnel, operations, product lines and technologies successfully, or effectively manage the combined business following the acquisition. As has been the case in the past, we may also incur indebtedness in connection with any future acquisitions.  We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related direct and indirect costs;

•	diversion of management's attention from other business concerns;

•	risks related to entering into new markets;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business;

•	risks associated with unknown liabilities, including liabilities for sales, use, telecom, utility and other taxes;

•	use of substantial portions of our available cash to consummate the acquisition; and

•	risks and costs associated with financing the acquisition.

In addition, a significant portion of the purchase price of the other companies that we acquire may be allocated to goodwill and other indefinite lived intangible assets, which must be assessed for impairment. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process which could harm our results of operations.. Also, any contingent consideration related to the acquisitions may be remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense, which could adversely affect our operating results in a particular period.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

The impact of the current economic climate and possible adverse credit markets may impact customer demand for our products and services.

Our business depends on the overall demand for information technology, and in particular for IP-based telecommunications systems and services. Many of our existing and target customers are in the small and medium business sector. Our target customers may be more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds which they may choose to spend on items other than our products and services. The purchase of our premise solution involves significant upfront expenditures. If credit is not available to them, it may be difficult or impossible for our resellers and/or end customers to purchase our products. If small and medium businesses experience economic hardship, this could negatively affect the overall demand for our products and services, delay and lengthen sales cycles and lead to slower growth or even a decline in our revenue, increase in net loss and cash flows.

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

If Microsoft continues to move into the telecommunications market or if other new competitors from the information technology, personal and business applications or software industries enter the telecommunications market, the market for IP telecommunications systems will become increasingly competitive. If the solutions offered by Microsoft or other new competitors achieve substantial market penetration, or if we cannot integrate our products with Microsoft's solutions, we may not be able to maintain or improve our market position, and our failure to do so could materially and adversely affect our business and results of operations.

If we fail to respond to technological changes and evolving industry standards, our products and services could become obsolete or less competitive in the future.

The telecommunications industry is highly competitive and characterized by rapidly changing technologies and standards, frequent product introductions and short product life cycles. For example, mobile telephones have experienced rapid adoption and may eventually replace desktop telephones.  Accordingly, our operating results depend upon, among other things, our ability to develop and introduce new products and services and our ability to reduce production costs of existing products and costs of providing our hosted services. Our long-term success will depend on our ability to stay ahead of these changes and avoid obsolescence of our products and services.

The process of developing new technologies and products is complex, and if we are unable to develop enhancements to, and new features for, our existing or acceptable new products and services that keep pace with technological developments or industry standards, our products and services may become obsolete, less marketable and less competitive and our business will be harmed.

In addition, as industry standards evolve, it is possible that one standard becomes predominant in the market. This could facilitate the entry into the market for competing products and services, which could result in significant pricing pressure. Additionally, if one standard becomes predominant and we adopt that standard, enterprises may be able to create a unified, integrated system by using phones, switches, servers, applications, or other telecommunications products produced by different companies. Therefore, we may be unable to sell complete systems to enterprise customers because the enterprise customers elect to purchase portions of their telecommunications systems from our competitors. For example, if a single industry standard is adopted, customers may elect to purchase our switches, but could purchase software applications and phones from other vendors. This could reduce our revenue and gross margins if enterprise customers instead purchase primarily lower-margin products from us. Conversely, if one standard becomes predominant, and we do not adopt it, potential enterprise customers may choose to buy a competing system that is based on that standard.

We rely on third-party resellers and value-added distributors to sell our products and services, and disruptions to, or our failure to develop and manage our distribution channels could adversely affect our business.

Substantially all of our product and support and services revenue is generated through indirect channel sales. These indirect sales channels consist of third-party resellers and value-added distributors that market and sell telecommunications systems and other products and services to customers. We expect indirect channel sales will continue to generate a substantial majority of our product revenue in the future. Therefore, our success is highly dependent upon establishing and maintaining successful relationships with third-party resellers and distributors, and the financial health of these resellers and distributors.

Many of the resellers and distributors we recruit never generate significant revenues for us. Recruiting, launching and retaining qualified channel partners and training them in our technology and products requires significant time and resources. In order to develop and expand our distribution channel, we must continue to recruit larger and more productive channel partners. We must also scale and improve our processes and procedures that support our channel, including investment in personnel, systems and training, and those processes and procedures may become increasingly complex and difficult to manage.

We have no long-term contracts with any of our channel partners, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products or services exclusively or at all. Our failure to establish and maintain successful relationships with channel partners would likely materially adversely affect our business, operating results and financial condition.

Our success in expanding our customer base will depend in part on our ability to expand our channel to partners that serve those larger enterprises. In addition, we rely on these entities to provide many of the installation, implementation and support services for our products. Accordingly, our success depends in large part on the effective performance of these channel partners. If a partner's performance is ineffective, it may reflect poorly upon ShoreTel or negatively impact our business. By relying on channel partners, we may in some cases have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing enterprise customer requirements and respond to evolving enterprise customer needs. This difficulty is more pronounced where enterprise customers purchase our systems from a channel partner that purchased through a distributor. Additionally, some of our channel partners are smaller companies that may not have the same financial resources as other of our larger channel partners, which exposes us to collections risks.

Our future success depends on our ability to attract, integrate and retain key personnel, and our failure to do so could harm our ability to grow our business.

Our company strategy and future success will depend, to a significant extent, on our ability to attract, integrate and retain our key personnel, namely our management and executive team and experienced sales and engineering personnel. We may experience difficulty assimilating our newly hired personnel, which may adversely affect our business. Competition for skilled personnel is intense, particularly in the San Francisco Bay Area. In addition, we must retain and motivate high quality personnel, and we must also attract and assimilate other highly qualified employees. Competition for qualified management, sales, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. In addition, even if we succeed in hiring additional sales personnel, it may take some period of time before they become productive. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract, integrate and retain key employees, our ability to manage and grow our business could be harmed, particularly if the departure of any executive or key employee results in a business interruption, or if we are not successful in preserving material knowledge of our departing employees.

Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies.

We outsource the manufacturing of our telephones and switches. Currently, we have arrangements for the production of our products with contract manufacturers in the United States and China. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, financial viability, ownership of certain elements of electronic designs, the ongoing viability of those contract manufacturers, and reduced control over delivery schedules.

 We depend on our contract manufacturers to finance the production of goods ordered and to maintain adequate manufacturing capacity. Global economic conditions could adversely impact the financial condition of our contract manufacturers and their suppliers that could impact our contract manufacturer's ability to procure components or otherwise manufacture our products. We do not exert direct control over our contract manufacturers or suppliers of our contract manufacturers, so we may be unable to procure timely delivery of acceptable products to our enterprise customers or incur substantially higher product costs if we move production to other contract manufacturers.

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

In addition, our contract manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products nor do we have any assurance that our contract manufacturers will agree to manufacture and supply any or all of our requirements for our products. Furthermore, our contract manufacturers may unilaterally terminate their relationship with us or seek to increase the prices they charge us upon written notice subject to the terms of our agreement. As a result, we are not assured that our current manufacturers will continue to provide us with an uninterrupted supply of products of at an acceptable price in the future.

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

If the emerging market for enterprise IP and hosted telecommunications systems does not continue to grow and if we do not increase our market share, our future business could be harmed.

The market for enterprise IP and hosted telecommunications systems is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, enterprise IP and hosted telecommunications systems products and services are uncertain. Some analysts have estimated that revenue in the Worldwide Enterprise IP Telephony market has declined and will continue to decline. We cannot assure you that enterprise telecommunications systems that operate on IP networks will become widespread. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to implement an IP telecommunications system that can require significant initial capital expenditures as compared to a hybrid system that might require a lower initial capital expenditure despite higher potential total expenditures over the long term. If the market for enterprise IP and hosted telecommunications systems fails to develop or develops more slowly than we anticipate, our products and services could fail to achieve market acceptance, which in turn could significantly harm our business. This growth may be inhibited by a number of factors, such as:

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

The sales cycle for our products related to our premise solutions typically ranges from six to twelve months, or longer. As a result, we may have limited ability to forecast whether or in which period a sale will occur. The success of our sales process is subject to many factors, some of which we have little or no control over, including:

●	the timing of customers' budget cycles and approval processes;

●	a technical evaluation or trial by potential enterprise customers;

●	our ability to introduce new products, features or functionality in a manner that suits the needs of a particular enterprise customer;

●	the announcement or introduction of competing products; and

●	the strength of existing relationships between our competitors and potential enterprise customers.

 We may expend substantial time, effort and money educating our current and prospective enterprise customers as to the value of, and benefits delivered by, our products and services and ultimately fail to produce a sale. If we are unsuccessful in closing sales after expending significant resources, our operating results will be adversely affected. Furthermore, if sales forecasted for a particular period do not occur in such period, our operating results for that period could be substantially lower than anticipated and the market price of our common stock could decline.

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

This reliance is exacerbated by the fact that our contract manufacturers typically acquire components only as needed. As a result, our ability to respond to enterprise customer orders efficiently may be constrained by the then-current availability or the terms and pricing of these components. Disruption or termination of the supply of these components could delay shipments of our products and could materially and adversely affect our relationships with current and prospective enterprise customers. Also, from time to time we have experienced component quality issues with products obtained from our contract manufacturers. In addition, any increase in the price of these components could reduce our gross margin and adversely impact our profitability. We may not be able to obtain a sufficient quantity of these components to meet the demands of enterprise customers in a timely manner or prices of these components may increase. In addition, problems with respect to yield and quality of these components and timeliness of deliveries could occur. These delays could also materially and adversely affect our operating results.

If we fail to offer high quality customer support and services, our business could suffer.

Once our Unified Communications solutions are implemented with our end customers, our customers depend on our support organization and/or our channel partners to resolve any issues relating to our products and services. A high level of customer support and services is important for the successful marketing and sale of our products and services. If we or our channel partners do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our products and services to existing customers would suffer and our reputation with potential customers would be harmed. Many of our channel partners offer primary support for the products they sell to customers. If the channel partners fail to provide timely and effective services, our business could be harmed. As we expand our sales, we will be required to hire and train additional support personnel. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we fail to maintain high quality customer support or to grow our support organization to match any future sales growth, our business will suffer.

Success of our hosted services is dependent on the general growth and public acceptance of hosted communications.

Our future success depends on our ability to significantly increase revenues generated from our hosted services. Because the use of a hosted solution requires that the user be a subscriber of a broadband Internet service, slow or limited adoption of broadband Internet service could adversely affect the growth of our subscriber base and revenues. Hosted VoIP service has not yet been adopted by a majority of prospective business customers. To increase the deployment of broadband Internet services from broadband Internet service providers, telephone companies and cable companies must continue to invest in the deployment of high speed broadband networks to residential and business customers, over which we have no control.

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

If we fail to accurately forecast demand for our hardware products, we may have excess or insufficient inventory, which may increase our operating costs, decrease our revenues and harm our business.

We generate forecasts of future demand for our hardware products several months prior to the scheduled delivery to our prospective customers and typically prior to receiving a purchase order from our customers. We therefore make significant investments before our resellers or customers place orders to purchase our products and before we know if corresponding shipment forecasts will be changed. Our resellers and customers are not contractually bound by the forecasts they provide us until they sign a purchase order, and the orders we ultimately receive often differ from original forecasts. If we underestimate demand for our hardware products, we will have inadequate inventory, which could result in delays in shipments, loss of orders and reduced revenues. This is exacerbated by the fact that lead times for materials and components that we need can vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. On the other hand, if we overestimate demand for our products and increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory and we will face a risk of significant inventory write-downs. Our failure to forecast demand accurately on a timely basis could result in a decrease in our revenues and gross margins.

If we fail to develop and introduce new products, services and features in a timely manner, or if we fail to manage product transitions, we could experience decreased revenue or decreased selling prices in the future.

Our future growth depends on our ability to develop and introduce new products and services successfully. Due to the complexity of the type of products we produce, there are significant technical risks that may affect our ability to introduce new products and features successfully.

In addition, we must commit significant resources to developing new products, services and features before knowing whether our investments will result in products that are accepted by the market. The success of new products and services depends on many factors, including:

•	the ability of our products and services to compete with the offerings from our competitors;

•	cost;

•	reliability;

•	the timeliness of the introduction and delivery of our products and services; and

•	the market acceptance of our products and services.

If we are unable to develop and introduce new products and services in a timely manner or in response to changing market conditions or enterprise customer requirements, or if these products and services do not achieve market acceptance, our operating results could be materially and adversely affected.

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

Our products and services are highly complex and may contain undetected software or hardware errors, which could harm our reputation and future sales.

Because our customers rely on our products and services for telecommunications, an application that is critical to their business, any failure to provide high quality and reliable products and services, whether caused by our own failure, failures by our contract manufacturer or suppliers or outages in our data centers, could damage our reputation and reduce demand for our products and services. Software products may contain defects, and as such our products have in the past contained, and may in the future contain, undetected errors or defects. Some errors may only be discovered after a product has been installed or a service has been introduced and used by customers. Any errors or defects discovered after commercial release could result in loss of revenue, loss of customers and increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort or breach of warranty. Our purchase orders contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

We intend to expand our international operations, which could expose us to significant risks.

To date we have limited international operations and have had low amounts of revenue from international customers. The future success of our business will depend, in part, on our ability to expand our operations and customer base successfully worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

On March 15, 2012, we entered into a Senior Secured Credit Facilities Credit Agreement (the "Credit Agreement") with Silicon Valley Bank, which was amended on December 4, 2012 and again on June 2, 2014. The Credit Agreement contains, and other agreements we may enter into in the future may contain, covenants imposing restrictions on our business, and requires us to maintain certain financial covenants. These restrictions and covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things, incur additional debt, create liens, consolidate or merge, dispose of any property, redeem common stock or make other distributions to stockholders, make investments or enter into transactions with affiliates.

Although we believe we are in compliance with all of our non-financial and financial covenants under the Credit Agreement, our future ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. In the event of our default under the Credit Agreement, our lender could declare all amounts borrowed to be due and payable, together with accrued and unpaid interest. If we were unable to repay any debt owed, the lender could proceed against the collateral securing that debt.

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

Although we anticipate that our current cash, cash equivalents, short-term investments and the available balance on the existing line of credit arrangement will be sufficient to meet our currently anticipated cash needs, if our cash and cash equivalents balances are not sufficient to meet our future cash requirements, we will need to seek additional capital, potentially through additional debt or equity financings, to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:

•	issuing additional common stock or other equity securities;

•	issuing debt securities; or

•	increasing or replacing our credit facility.

 We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to t hose of existing holders of common stock. In addition, if we were to raise cash through a debt financing, such debt may impose conditions or restrictions on our operations, which could adversely affect our business. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our operating plans to the extent of available funding, which would harm our ability to maintain or grow our business.

If third-party technology and intellectual property included, or that we intend to include, in our products becomes unavailable to us, our product releases could be delayed while we license or develop equivalent technology or intellectual property, which could harm our business.

We incorporate certain third-party technologies and intend to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology or updates to those technologies may not continue to be available to us on commercially reasonable terms, or at all. Furthermore, we do not own the electronic design for some of our phones, so it may be difficult for us to arrange for an alternate of or a replacement for these products in a timely manner. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other "non-practicing entities" and individuals, own or claim to own intellectual property relating to our industry and may have substantially larger and broader patent portfolios than we do. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. Third parties have in the past sent us correspondence regarding their intellectual property and have filed litigation against us, and in the future we may receive claims that our products infringe or violate their intellectual property rights. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Litigation with respect to intellectual property rights in our industry is not uncommon and can often involve patent holding companies who have little or no product revenue and against whom our own patents may provide little or no deterrence. We may also be obligated to indemnify our enterprise customers or business partners in connection with any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements. We may not be able to obtain these agreements on terms acceptable to us or at all. We may have to incur substantial cost in re-designing our products to avoid infringement claims. In addition, disputes regarding our intellectual property rights may deter distributors from selling our products and dissuade potential enterprise customers from purchasing such products. As such, third-party claims with respect to intellectual property may increase our cost of goods sold or reduce the sales of our products, and may have a material and adverse effect on our business.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the Securities and Exchange Commission ("SEC"), we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our and our auditor's testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NASDAQ Stock Market, or NASDAQ, or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

Changes in regulatory compliance obligations of critical suppliers may adversely impact our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, ("Dodd-Frank Act"), includes Section 1502, which requires the SEC, to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or conflict minerals, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the rules, are commonly referred to as "3TG" and include tin, tantalum, tungsten and gold. Our suppliers may use these materials in the production processes. We will have to perform supply chain due diligence, third-party verification and possibly private sector audits on the sources of these metals all the way down to the mine of origin. Global supply chains are complicated, with multiple layers and suppliers between the mine and the final product. Accordingly, we could incur significant cost related to the compliance process. While the impact of Section 1502 on our business is uncertain at this time, we could potentially have difficulty in procuring needed materials from conflict-free sources and in satisfying the associated disclosure requirements when finalized by the SEC.

Our principal offices and the facilities of our contract manufacturers are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could damage our facilities or the facilities of our contract manufacturers, which could cause us to curtail our operations.

Our principal offices and our disaster recovery site are located in California near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. For example, power loss from natural disasters could cause outages to our data centers and interruption of service to our customers. Such outages could have an adverse effect on our brand and ultimately our results of operations.  In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Breaches of network security or fraudulent customer transactions could harm our business.

Breaches of network security, or the failure to mitigate such fraud or breaches may adversely affect our operating results. For example, we may be unable to prevent our customers from incurring charges from fraudulent international toll calls made with their phone numbers. We, along with others in the industry, may be subject to cyber threats, hackers, and security breaches, either by third parties or employees, aimed at disrupting our business and interrupting our services. We cannot assure you that our backup systems, mitigation efforts, and other procedures will be adequate in preventing such harm and disruption. If we are the subject of a cyber-attack or access to our networks are breached, sensitive information could be stolen which could have negative impacts on our business such as legal liability, law enforcement investigations, fines or penalties, and negative publicity.

Further, we rely on our information systems and those of third parties for general administrative tasks in our business.  Any disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business.

Depending on the evolving nature of cyber threats and toll fraud and the measures we may have to implement to continue to prevent such actions and to maintain the security of our networks and data, our profitability may be adversely impacted.

A higher rate of customer terminations associated with our hosted services would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our churn rate for our hosted services could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other VoIP providers, alternative technologies, and adverse business conditions also influence our churn rate.

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

 Any failure in our physical infrastructure for our hosted services could lead to significant costs and disruptions and could reduce our revenue, inhibit our ability to obtain future orders, harm our business reputation and have a material adverse effect on our financial results.

The physical infrastructure network for our hosted services is operated by external companies in data centers. The network and data centers are subject to various points of failure. Problems with cooling equipment, generators, power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large facilities. Any failure or downtime in one of our leased data center facilities could affect a significant percentage of our customers. The destruction or severe impairment of any of our leased data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing leased data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.

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

We expect the volume of simultaneous calls to increase significantly as our subscriber base grows. Our network hardware and software may be strained by heavy volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt and we could lose customers or have to issues credits or refunds, all of which could have a material adverse effect on our business, financial condition or operating results.

Our hosted services must comply with industry standards, FCC regulations, state and local regulations, and compliance may be costly and/or require us to modify existing services.

Our hosted services rely on communication standards such as SIP, MGCP and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. As standards evolve, we may be required to modify our existing products or develop and support new versions of our services.

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

Increased taxes on our services will increase our customers' cost of using our services and/or reduce our profit margins (to the extent the costs are not passed through to our customers) and we may be subject to liabilities for past sales and additional taxes, surcharges and fees.

We have reviewed the state and municipal tax filing history for our hosted services, such as sales, excise, and ad valorem taxes, fees or surcharges and found that there may be jurisdictions for which we have an obligation to collect and remit such taxes due on the charges to our customers for our services, but have yet to do so. Additionally, in jurisdictions where we have filed these returns, its interpretation and application of the tax laws and regulations applicable to these services may be in conflict with the interpretation held by the states and municipalities where we do business. The collection of these taxes, fees or surcharges may have the effect of decreasing any price advantage we may have over other providers who have historically paid these taxes and fees. Our compliance with these tax initiatives may make us less competitive with those competitors who choose not to comply with these tax initiatives. We have accrued for taxes that we believe are required to be remitted. If our ultimate liability exceeds the accrued amount, it could result in a material adverse effect on our earnings.

Our emergency and e-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability. There may be risks associated with limitations associated with e-911 emergency dialing with our services.

Both our emergency calling service and our e-911 calling service differ from the emergency calling services offered by traditional wireline telephone companies. In each case, the differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need.

We are offering e-911 service that is similar to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. We route 911 calls to a 911 service aggregation vendor, who in turn routes the calls to the local Public Safety Answering Point, or PSAP. The PSAP should have automatic access to the customer's telephone number and registered location information. If the number is not associated with an address in a 911 call, then the call is routed by the vendor to an emergency response center where a live answer takes place and the address is determined for routing to the correct PSAP.  If a customer moves their service to a new location, the customer's registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an emergency 911 call. This can lead to delays in the delivery of emergency services.

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
Our business depends on continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure.
The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our solution and increase our operating costs. For example, in late 2010, the FCC adopted rules intended, in part, to maintain net neutrality and to prevent network operators from discriminating against legal traffic that transverse their networks. Recently, the U.S. Court of Appeals for the District of Columbia struck down these rules and it is currently expected that the FCC will propose new rules responding to this decision. To the extent network operators attempt to use this ruling to extract fees from us to deliver our services or otherwise engage in discriminatory practices, our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense or otherwise negatively affect our business.
There may be risks associated with our ability to comply with the requirements of federal law enforcement agencies.

The FCC requires all interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act ("CALEA"). The FCC allows VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party with the ability to extract call content and call-identifying information from a VoIP provider's network. While the FCC permits companies like us to use the services provided by these third parties to comply with CALEA, we are ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy. While we believe we are currently CALEA compliant, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.

Reform of federal and state Universal Service Fund programs could increase the cost of our service to our customers diminishing or eliminating our pricing advantage.

The FCC and a number of states may consider reform or modifications to Universal Service Fund programs. Any such changes may impact the way we calculate our contribution may change if the FCC or certain states engage in reform or adopt other modifications.

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

Changes in telecommunications regulation and tariffs could harm our business.

Changes in telecommunications requirements, or regulatory requirements in other industries in which we operate, in the United States or other countries could affect the sales of our products.  Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the United States, our products must comply with various requirements and regulations of the Federal Communications Commission and other regulatory authorities. In countries outside of the United States, our products must meet various requirements of local telecommunications and other industry authorities. These changes could have a material adverse effect on our business, operating results, and financial condition.

We rely on third party network service providers to originate and terminate substantially all of our public switched telephone network calls, which could lead to business disruption if service providers ceased operations or terminated their services.

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

Since our stock began trading in July 2007, our stock price has fluctuated significantly, from a low of approximately $3 per share to a high of approximately $18 per share. At times the stock price has changed very quickly. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	fluctuations in the overall stock market;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	actual or anticipated fluctuations in our operating results;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell communication products in particular;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public's response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	lawsuits threatened or filed against us and the outcome of such lawsuits;

•	shareholder activism;

•	future sales of our common stock by our officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

 In addition, the stock markets, and in particular the NASDAQ Global Select Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have initiated securities class action litigation following declines in stock prices of technology companies. Any litigation may subject us to substantial costs, divert resources and the attention of management from our business, which could harm our business and operating results.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our historical revenues and operating results have varied from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet our own expectations, or the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this "Risk Factors" section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	adverse conditions specific to the Unified Communications market, including decreased demand due to overall economic conditions or reduced discretionary spending by enterprises, rates of adoption of Unified Communications systems and services and introduction of new standards;

•	our ability to attract and retain larger and more productive channel partners;

•	the purchasing and budgeting cycles of enterprise customers, in particular, the tendency of some customers to wait until the end of a quarter in the hopes of obtaining a better price;

•	the timing and volume of shipments of our products during a quarter, particularly as we experience an increased level of sales occurring towards the end of a quarter;

•	delays in purchasing decisions by our customers from one quarter to the next, or later;

•	seasonality in our target markets;

•	our ability to attract new channel partners, retain existing channel partners, and their ability to generate revenues;

•	changes in accounting rules;

•	the timing of recognition of revenue from sales to our customers;

•	changes in the mix of our products and services sold during a particular period;

•	our ability to control costs, including third-party manufacturing costs and costs of components;

•	our ability to maintain sufficient production volumes for our products from our contract manufacturers;

•	volatility in our stock price, which may lead to higher stock-based compensation expenses

•	volatility and fluctuation in foreign currency exchange rates;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	our ability to successfully expand our international operations;

•	general economic conditions or economic recession;

•	due to how revenue is recognized for hosted and related services as compared to the timing of the recognition of certain related expenses, a significant growth of hosted and related services sales may negatively impact our short term earnings;

•	decline in interest rates on our investments; and

•	publicly-announced litigation, and the impact of such litigation on our operating results.

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

Our headquarters, which is located in Sunnyvale, California, is a 63,781 square foot leased facility.  This lease expires in September 2019.  We also occupy leased facilities in Texas, New York, Illinois, and in Europe, Asia, Canada, India, Singapore and Australia.

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

Market Information

Our common stock has been traded on The NASDAQ Global Select Market under the symbol "SHOR" since July 3, 2007.  Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by The NASDAQ Global Select Market.

Year Ended June 30, 2014	High	Low
First Quarter	$6.28	$3.81
Second Quarter	9.28	6.07
Third Quarter	9.68	7.55
Fourth Quarter	8.83	6.35

Year Ended June 30, 2013	High	Low
First Quarter	$4.77	$3.91
Second Quarter	5.13	4.13
Third Quarter	5.07	3.55
Fourth Quarter	4.41	3.35

On August 29, 2014, the last reported sales price of our common stock on the NASDAQ Global Select Market was $6.70 per share.

Holders of Record

As of August 29, 2014, there were 81 stockholders of record of our common stock, although we believe there are approximately 2,200 beneficial owners since many brokers and other institutions hold our common stock on behalf of stockholders.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Stock Performance Graphs and Cumulative Total Return 4

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on June 30, 2008, the date our common stock first started trading on the NASDAQ Global Select Market through June 30, 2014, for (i) our common stock, (ii) the S&P Small Cap 500 Index and (iii) the NASDAQ Telecommunications Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

4This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of ShoreTel, Inc. under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 invested on June 30, 2009 in stock or index.  Fiscal year ending June 30,

	2009	2010	2011	2012	2013	2014
ShoreTel, Inc.	$100.00	$58.00	$127.50	$54.75	$50.38	$81.50
S&P Small Cap 500 Index	100.00	114.43	149.55	157.70	190.18	236.98
NASDAQ Telecommunications Index	100.00	132.55	196.19	209.89	284.97	359.35

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of June 30, 2014. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities in column (a))
	(a)	(b)	(c)
	(In thousands, except per share amounts)
Equity compensation plans approved by security holders (1)	7,718	$4.40	10,623
Equity compensation plans not approved by security holders	—	—	—
Total	7,718	$4.40	10,623

(1)
The number of securities remaining available for future issuance in column (c) includes 7,718,000 shares of common stock authorized and available for issuance under our 2007 Employee Stock Purchase Plan ("ESPP") and our 2007 Equity Incentive Plan ("2007 Plan"). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to 1% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors and the number of shares authorized for issuance under the 2007 Plan is subject to an annual increase equal to 5% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of June 30, 2014.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in connection with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended June 30,
	2014	2013	2012 (a)	2011	2010
	(In thousands, except per share amounts)
Revenue:
Product	$184,952	$186,190	$182,009	$159,693	117,138
Hosted and related services	89,128	70,277	15,547	-	-
Support and services	65,712	57,076	49,076	40,419	31,326
Total revenue	339,792	313,543	246,632	200,112	148,464
Cost of revenue:
Product (1)	65,470	63,941	61,884	52,957	40,471
Hosted and related services (1)	55,535	44,526	9,804	-	-
Support and services (1)	16,866	16,624	16,465	13,688	11,580
Total cost of revenue	137,871	125,091	88,153	66,645	52,051
Gross profit	201,921	188,452	158,479	133,467	96,413
Operating expenses:
Research and development (1)	49,758	52,992	51,909	45,548	33,596
Sales and marketing (1)	110,977	120,222	94,797	74,859	55,973
General and administrative (1)	40,356	38,102	27,468	24,890	19,888
Acquisition-related costs	-	-	4,524	340	-
Total operating expenses	201,091	211,316	178,698	145,637	109,457
Income (loss) from operations	830	(22,864)	(20,219)	(12,170)	(13,044)
Other income (expense):
Interest expense	(643)	(1,722)	(560)	(127)	(159)
Interest income and other (expense), net	(637)	(690)	(905)	767	243
Total other income (expense)	(1,280)	(2,412)	(1,465)	640	84
Loss before provision for (benefit from) income taxes	(450)	(25,276)	(21,684)	(11,530)	(12,960)
Provision for (benefit from) income taxes	586	426	(947)	(67)	(156)
Net loss	$(1,036)	$(25,702)	$(20,737)	$(11,463)	$(12,804)
Net loss per common share (2):
Basic and diluted	$(0.02)	$(0.44)	$(0.41)	$(0.25)	$(0.29)
Shares used in computing net loss per share:
Basic and diluted	61,191	58,633	50,591	46,177	44,804

(a)	The fiscal year ended June 30, 2012 includes the impact of the acquisition of M5 Networks, Inc. ("M5"), which was completed on March 23, 2012.

(1)                Includes stock-based compensation expense as follows:

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Cost of product revenue	$69	$110	$132	$123	$139
Cost of hosted and related services	626	188	37	-	-
Cost of support and services revenue	569	760	836	678	838
Research and development	1,704	2,789	3,614	3,497	3,064
Sales and marketing	1,996	2,921	4,031	3,140	3,400
General and administrative	2,352	3,837	3,993	3,741	3,213
Total stock-based compensation expense	$7,316	$10,605	$12,643	$11,179	$10,654

(2)           See Note 8 to the Consolidated Financial Statements in Item 8 for a description of the method used to compute basic and diluted net loss per share.

	As of June 30,
	2014	2013	2012	2011	2010
		(In thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$56,145	$51,276	$55,495	$105,752	$115,801
Working capital	23,977	24,683	30,689	109,855	112,836
Total assets	303,950	299,787	303,153	187,101	170,721
Line of credit, net of debt issuance costs	-	29,004	19,946	-	-
Total stockholders' equity	177,393	156,140	170,232	121,424	114,466

ITEM .7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled "Risk Factors." We report results on a fiscal year ending June 30. For ease of reference within this section, 2014 refers to the fiscal year ended June 30, 2014, 2013 refers to the fiscal year ended June 30, 2013, and 2012 refers to the fiscal year ended June 30, 2012.

Overview

ShoreTel is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol ("IP") technologies. We focus on the small and medium sized businesses (less than 5,000 users), with a Unified Communications ("UC") platform so that they can communicate anytime, anyplace, and through any device that they chose. Our strategy is to provide customers with a flexible choice of deployment options: either operating our ShoreTel solution in their own premise-based data centers, subscribing to our cloud-based ShoreTel Sky communication services or a hybrid combination of both.

Our solution is available for businesses to operate in their own premise-based data centers, on a hosted, cloud-based platform or a hybrid of both. Premise-based systems are comprised of our switches, IP phones and software applications which work with our unique IP distributed architecture to provide a brilliantly simple, integrated communication system. Our hosted  systems are comprised of ShoreTel designed and developed software delivered to the customers as a managed service along with our phones and software applications. We anticipate that our cloud-based system sales will grow at a faster rate than our premise-based system sales. Accordingly, we will continue to invest in cloud-based infrastructure and channel development to help enable our growth.

We sell our products through channel partners that market and sell our solutions to enterprises across all industry verticals, including small, medium and large companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We also offer our hosted and related services via our direct sales organization. The number of our authorized channel partners around the world was greater than 1,100 as of June 30, 2014. Our internal sales and marketing personnel support these channel partners in their selling efforts.

We are headquartered in Sunnyvale, California and have offices located throughout the United States, the United Kingdom, India, Ireland, Germany, Spain, Canada, Hong Kong, Singapore and Australia. Additionally, our ShoreTel Sky services are provided primarily from our data center in Texas. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 9% of our total revenue for fiscal 2014 as compared with 10% and 12% in fiscal 2013 and 2012, respectively. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

In fiscal 2014, we continued to grow our market share of the IP telephony market, both in the United States and worldwide. Our total revenue increased to $339.8 million in fiscal 2014 from $313.5 million in fiscal 2013, driven by sales to new customers and add-on sales from existing customers. Our operating expenses decreased to $201.1 million in fiscal 2014 from $211.3 million in fiscal 2013, primarily due to synergies and other cost reductions.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts and to measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at June 30, 2014 was $64.5 million, of which $46.9 million is expected to be recognized within one year.

Gross margin. Our gross margins for products are primarily affected by our ability to reduce hardware costs faster than the decline in average overall system sales prices. We strive to increase our product gross margin by reducing hardware costs through product redesign and volume discount pricing from our suppliers. In general, product gross margin on our switches is greater than product gross margin on our IP phones. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross margins and increasing our profitability.

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

Gross margin for hosted and related services is lower than the gross margins for support and services and product and is impacted primarily by the reselling of broadband costs to customers, employee-related expense, data communication cost, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in customer base, the gross margins may reflect improvement due to synergies and other cost reductions in our service delivery platform.

Operating expense. Our operating expenses are comprised primarily of compensation and benefits for our employees. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce as we grow, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Average revenue per user. We calculate the monthly average service revenue per user ("ARPU") for our hosted and related services revenue as the average monthly recurring revenue per customer divided by the average number of seats per customer. The average monthly recurring revenue per customer is calculated as the monthly recurring service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three month period ended June 30, 2014 was approximately $44 as compared to $49 for the three month period ended June 30, 2013. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of internet circuits to new customers as compared to the existing customer base.

Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services for the three months ended June 30, 2014 was approximately 5% as compared to 3% for the three months ended June 30, 2013.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Product revenue. Product revenue consists of sales of our business communication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 55%, 59%, and 74% of our total revenue for fiscal years 2014, 2013 and 2012, respectively. The decrease from fiscal year 2013 to fiscal year 2014 in product revenue as a percent of our total revenue mainly related to the continued growth of hosted and related services revenue in addition to growth in our support and services revenues as a result of our growing installed customer base. The decrease in premise product revenue as a percent of our total revenue from fiscal year 2012 to fiscal year 2013 related to including hosted and related services revenue resulting from our acquisition of M5 Networks Inc. ("M5") on March 23, 2012 for a full twelve months in fiscal 2013 with only approximately three months of hosted and related services revenue included in the total revenue for fiscal 2012.

Support and services revenue.  Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 19%, 18% and 20% of our total revenue for fiscal 2014, 2013 and 2012, respectively.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain Unified Communication (UC) applications, internet service provisioning, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 26%, 23% and 6% of our total revenues for fiscal 2014, 2013 and 2012, respectively. The increase from fiscal year 2012 to fiscal year 2013 in hosted and related services revenue as a percent of our total revenue related to including hosted revenue resulting from our acquisition of M5 on March 23, 2012 for a full twelve months in fiscal 2013 as compared to only recognizing such results for approximately three months of fiscal 2012. The increase from fiscal year 2013 to fiscal year 2014 in hosted and related services revenue as a percent of our total revenue mainly related to the continued growth of the our customer base and their greater adoption and acceptance of such hosted and related services.

Cost of revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of products sold. Cost of support and services revenue consists of salary and related overhead costs of personnel engaged in support and service activities including our technical assistance center ("TAC"). Cost of hosted and related services revenue consists of personnel and related costs of the hosted services, data center costs, data communication cost, carrier cost and amortization of intangible assets.

Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We have capitalized development costs incurred from determination of technological feasibility through general release of the product to customers. We are devoting substantial resources to the development of additional functionality for existing products and the development of new products and related software applications. We intend to continue to make investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position.

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, branding and advertising, trade shows, sales demonstration equipment, professional services fees, amortization of intangible assets, and facilities expenses.  We plan to continue to invest in development of our distribution channel by increasing the size of our field sales force to enable us to expand into new geographies and further increase our sales to enterprise customers.  We plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.  We expect that sales and marketing expenses will be our largest operating expense category.

General and administrative expenses. General and administrative expenses primarily relate to our executive, finance, human resources, legal and information technology organizations. General and administrative expenses primarily consist of personnel costs, professional fees for legal, board of directors' costs, accounting, tax, compliance and information systems, travel, recruiting expense, depreciation expense and facilities expenses.

Interest expense. Interest expense primarily consists of interest expense on our debt as well as other miscellaneous items affecting our operating results.

Interest income and other (expense). Interest income and other (expense) primarily consists of interest earned on cash, cash equivalents and short-term investments, gains and losses on foreign currency translations and transactions as other miscellaneous items affecting our operating results.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2014	2013	2012
Revenue:
Product	55%	59%	74%
Hosted and related services	26	23	6
Support and services	19	18	20
Total revenue	100	100	100
Cost of revenue:
Product	19	21	25
Hosted and related services	17	14	4
Support and services	5	5	7
Total cost of revenue	41	40	36
Gross profit	59	60	64
Operating expenses:
Research and development	14	17	21
Sales and marketing	33	38	38
General and administrative	12	12	11
Acquisition-related costs	—	—	2
Total operating expenses	59	67	72
Operating loss	—	(7)	(8)
Other income (expense):
Interest expense	—	(1)	—
Other income (expense), net	—	—	—
Total other income (expense)	—	(1)	—
Loss before provision for (benefit from) income taxes	—	(8)	(8)
Provision for (benefit from) income taxes	—	—	—
Net loss	—%	(8)%	(8)%

Comparison of Fiscal 2014 to 2013 and Fiscal 2013 to 2012

Revenue

	Year Ended
	June 30,	June 30,	June 30,	June 30, 2014 to June 30, 2013		June 30, 2013 to June 30, 2012
	2014	2013	2012	Change $	Change %	Change $	Change %
(in thousands, except percentages)
Product revenue	$184,952	$186,190	$182,009	$(1,238)	(1%)	$4,181	2%
Hosted and related services revenue	89,128	70,277	15,547	18,851	27%	54,730	352%
Support and services revenue	65,712	57,076	49,076	8,636	15%	8,000	16%
Total revenue	339,792	313,543	246,632	26,249	8%	66,911	27%

Total revenue increased by $26.2 million or 8% in fiscal 2014 as compared to fiscal 2013.

Total revenue increased by $66.9 million or 27% in fiscal 2013 as compared to fiscal 2012.

Revenue from customers in the United States accounted for approximately 91%, 90% and 88% of total revenue for years ended June 30, 2014, 2013 and 2012, respectively.

Product revenue

Product revenue decreased by $1.2 million or 1% in fiscal 2014 primarily due to less overall demand in the premise-based solution market.

Product revenue increased by $4.2 million or 2% in fiscal 2013, primarily due to the higher sales volumes and growth of our customer base. Our higher sales volume and expanded customer base are the direct result of our investment in the sales and marketing efforts.

Support and Services revenue

Support and services revenue increased by $8.6 million or 15% in fiscal 2014, as compared to fiscal 2013. Support and services revenue increased by $8.0 million or 16% in fiscal 2013, as compared to fiscal 2012. The increase in support and services revenue in both fiscal 2014 and 2013 was primarily due to additional sales to existing customers resulting in higher post-contractual support revenues supported by higher renewal rates and continued expansion of our customer base resulting from sales to new customers.

Hosted and Related Services revenue

Hosted and related service revenue increased by $18.9 million or 27% in fiscal 2014 as compared to in fiscal 2013. The increase in hosted and related services revenue was primarily due to market growth enabling the expansion of our customer base resulting from sales to new customers and to additional sales to existing customers. As we continue to invest in the growth of our hosted and related services offering, we expect the revenue from hosted and related services to increase in future periods through greater acceptance of our hosted platform.

Hosted and related service revenue increased by $54.7 million in fiscal 2013 as compared to fiscal 2012. As the acquisition of M5 occurred on March 23, 2012, only approximately three months of activity related to the newly acquired hosted and related service business were included in the results for fiscal 2012 as compared to a full twelve months of activity included in the results for the fiscal 2013

Gross margin

	Year Ended
	June 30,	June 30,	June 30,	June 30, 2014 to June 30, 2013		June 30, 2013 to June 30, 2012
	2014	2013	2012	Change $	Change %	Change $	Change %
(in thousands, except percentages)
Cost of revenue	$137,871	$125,091	$88,153	$12,780	10%	$36,938	42%
Gross profit	201,921	188,452	158,479	13,469	7%	29,973	19%
Gross margin	59%	60%	64%	n/a	(1%)	n/a	(4%)

Gross margin remained relatively consistent at 59% in fiscal 2014 as compared to 60% in fiscal 2013.

Gross margin decreased to 60% in fiscal 2013 as compared to 64% in fiscal 2012. The decrease in the overall gross margins is primarily due to the change in the revenue mix resulting from the addition of the hosted and related services which had lower gross margins than the product and support and services gross margins.

Product gross margin

Product gross margins remained relatively consistent from fiscal 2012 to fiscal 2014 at 65% in fiscal 2014 and 66% in both fiscal 2013 and fiscal 2012.

Support and Services gross margin

Support and services gross margins increased to 74% in fiscal 2014 as compared to 71% in fiscal year 2013 and 66% in fiscal year 2012. These increases were driven by operation improvements which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in each prior year, coupled with an increase in related revenue from our growing customer base.

Hosted and related services gross margin

Hosted and related service gross margins remained relatively consistent during the period at 38% for fiscal 2014 and 37% for both fiscal 2013 and fiscal year 2012. Hosted and related service gross margins for fiscal 2013 included $1.4 million in costs related to a change in estimate of regulatory telecommunications fees. As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other cost reductions in our service delivery platform.

Our hosted and related service offering includes cost elements that are unique to the hosted service offering which in turn, impacts the overall hosted service gross margins. Specifically, as part of our hosted and related service offering, we provide our customers unlimited domestic calling plans and internet service plans. To provide calling services, we purchase and resell minutes and calling plans from various national and regional telecommunication carriers. Additionally, we purchase and resell telecommunications circuits from various local and national internet service providers as a service to customers. As a result of reselling calling plans and providing internet data plans to customers, we incur various regulatory charges. In addition, the hosted and related service gross margin is impacted by the amortization of purchased intangible assets. The related product and support and services cost of sales reflect a much lower amount of amortization of purchased intangible assets.

Upon completion of our acquisition of M5, we have undertaken and plan to undertake several initiatives to create greater efficiencies in the delivery of our hosted services.  These initiatives include:

•	Consolidation of data centers

•	Integration to common IP phones;

•	Integration of our customer support service teams;

•	Review of our telecommunication costs;

•	Development of our next generation product.

While we believe that through the execution of these initiatives we will improve our gross margins, due to the nature of the unique costs identified above and the overall timing to execute our gross margin improvement initiatives, we do not anticipate that gross margins for our hosted and related services will be commensurate with that of premise based solutions in the short term.

Operating expenses

	Year Ended
	June 30,	June 30,	June 30,	June 30, 2014 to June 30, 2013		June 30, 2013 to June 30, 2012
	2014	2013	2012	Change $	Change %	Change $	Change %
(in thousands, except percentages)
Research and development	$49,758	$52,992	$51,909	$(3,234)	(6%)	$1,083	2%
Sales and marketing	110,977	120,222	94,797	(9,245)	(8%)	25,425	27%
General and administration	40,356	38,102	27,468	2,254	6%	10,634	39%
Acquisition-related costs	-	-	4,524	-	-	(4,524)	(100%)

Research and development. Research and development expense decreased by $3.2 million or 6% in fiscal 2014 as compared to fiscal 2013. The decrease in research and development expenses was primarily due to a decrease of $2.5 million in personnel costs, including related benefits and bonus costs as well as a decrease of $0.4 million in facilities costs. The decrease in personnel costs was primarily due to a decrease in headcount during fiscal 2014.

Research and development expenses increased by $1.1 million or 2% in fiscal 2013 as compared to fiscal 2012. The increase in research and development expenses was primarily due to an increase of $1.0 million in personnel costs, including related benefits and bonus. The increase was primarily due to an increase in average headcount during fiscal 2013.

Sales and marketing. Sales and marketing expenses decreased by $9.2 million or 8% in fiscal 2014 compared to fiscal 2013. The decrease in sales and marketing expenses from the prior period is primarily due to a decrease in personnel related costs, including related benefits, bonus and commissions of $4.0 million, a decrease in demand generation and promotional activities of $3.2 million, a decrease in travel and entertainment of $1.5 million and a decrease in consulting and outside services of $1.0 million. These decreases were partially offset by an increase in of $0.5 million related to costs associated with the implementation of a new customer relationship management system.

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

General and administrative. General and administrative expenses increased by $2.3 million or 6% in fiscal 2014 compared to fiscal 2013. The increase in general and administrative expenses from the prior period was primarily due to an increase in facilities costs of $0.7 million and to an increase in sales tax expense of $0.7 million primarily related to the increase in revenue during the period.

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

Acquisition-related costs. There were no acquisition related costs in fiscal 2014 or 2013. The costs incurred in fiscal 2012 reflect direct costs incurred in connection with the acquisition of M5.

Other income, net

	Year Ended
	June 30,	June 30,	June 30,	June 30, 2014 to June 30, 2013		June 30, 2013 to June 30, 2012
	2014	2013	2012	Change $	Change %	Change $	Change %
(in thousands, except percentages)
Interest expense	$(643)	$(1,722)	$(560)	(1,079)	(63%)	$1,162	208%
Interest income and other (expense), net	(637)	(690)	(905)	(53)	(8%)	(215)	(24%)

Interest expense. Interest expense decreased by $1.1 million in fiscal 2014 as compared to fiscal 2013 primarily due to lower interest expense associated with the reduction of outstanding borrowings on our line of credit in fiscal 2014 as compared to fiscal 2013 due to a lower average outstanding balance on the line of credit in fiscal 2014 as compared to fiscal 2013 as well as lower imputed interest expense recognized in connection with contingent purchase consideration liabilities in fiscal 2014 as compared to 2013 as $10.0 million of the related purchase consideration was paid in March 2013 and the remaining $3.7 million of the related purchase consideration was paid in January 2014.

Interest expense increased by $1.2 million in fiscal 2013 compared to fiscal 2012 primarily due to interest expense associated with our line of credit and due to imputed interest expense recognized in connection with contingent purchase consideration liabilities in fiscal 2013 as compared to fiscal 2012.

Interest income and other expense, net. Interest income and other expense, net, decreased by $0.1 million in fiscal 2014 compared to fiscal 2013 primarily as a result of a decrease in our foreign exchange loss due to the weakening of the U.S. dollar against certain foreign currencies in which we transact. Interest income and other expense, net decreased by $0.2 million in fiscal 2013 as compared to fiscal 2012 due to a decrease in our foreign exchange loss due to the weakening of the U.S. dollar against certain foreign currencies in which we transact and a decrease in interest income of $0.1 million primarily due to a lower cash and short term investment balance invested during fiscal 2013 as compared to fiscal 2012.

Provision for (benefit from) income tax

	Year Ended
	June 30,	June 30,	June 30,	June 30, 2014 to June 30, 2013		June 30, 2013 to June 30, 2012
	2014	2013	2012	Change $	Change %	Change $	Change %
(in thousands, except percentages)
Provision for (benefit from) income taxes	$586	$426	$(947)	$160	38%	$1,373	145%

Our effective tax rate differs from the statutory rate largely due to our providing a full valuation allowance on the current year net operating losses. The provision for income taxes in 2014 is primarily related to state and foreign income tax expense. In fiscal 2013, we recorded a $0.4 million income tax provision, which was primarily related to state and foreign income tax expense. In fiscal 2012, we recorded a $1.3 million income tax benefit due to the release of valuation allowance made in connection with the recording of deferred tax liabilities from our acquisition of M5, which was partially offset by state and foreign income tax expense.

Liquidity and Capital Resources

Cash and cash equivalents and investments

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	Year ended June 30,
	2014	2013	2012
Cash and cash equivalents	$53,472	$43,775	$37,120
Short-term investments	2,673	7,501	18,375
Total	$56,145	$51,276	$55,495

As of June 30, 2014, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $56.1 million and net accounts receivable of $33.8 million and the balance available of $50.0 million for borrowing under our Credit Facility.

On March 15, 2012, we entered into a secured credit agreement (the "Credit Facility") with Silicon Valley Bank to finance a portion of the M5 acquisition, including paying related fees and expenses, and for general corporate purposes. The Credit Facility was amended on December 4, 2012 and again on June 2, 2014. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility can be reborrowed. The borrowings under the Credit Facility will accrue interest either (at our election) at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.50%, which will be based on the our Consolidated Earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the Credit Agreement), or (ii) the higher of (a) Silicon Valley Bank's publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the our Consolidated EBITDA.  We also pay an annual commitment fee during the term of the Credit Agreement which varies depending on our Consolidated EBITDA. The Credit Facility is secured by substantially all of our assets. No amounts were payable under the Credit Facility as of June 30, 2014. As of June 30, 2014, the Company had $50.0 million available for borrowing under the Credit Facility.

Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, cost of personnel and equipment needed for data center operations, payroll and other operating expenses related to the development and marketing of our products and purchases of property and equipment and acquisitions.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the addition of new business initiatives, the addition of additional data center space or locations, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. If needed, additional funds may not be available on terms favorable to us or at all. We believe that the available amounts under the line of credit together with our cash flows from our operations will be sufficient to fund our operating requirements for at least the next twelve months.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,
	2014	2013	2012
	(In thousands)
Cash provided by operating activities	$35,878	$10,263	$10,315
Cash provided by (used in) investing activities	$(6,972)	$(3,183)	$(85,805)
Cash provided by financing activities	$(19,209)	$(425)	$22,915

Cash flows from operating activities

Net loss during fiscal 2014, 2013 and 2012 included non-cash charges of $7.3 million, $10.6 million and $12.6 million in stock-based compensation expense, respectively, and depreciation and amortization of $18.3 million, $15.8 million and $9.0 million, respectively. Net loss during fiscal 2014, 2013 and 2012 also included non-cash charges of $0.1 million, $0.9 million and $0.2 million, respectively, in interest expense recognized related to acquisition-related consideration.

Cash provided by operating activities during fiscal 2014 also reflects net changes in operating assets and liabilities, which provided $10.4 million of cash consisting primarily of an increase in deferred revenue of $9.5 million, an increase in accounts payable of $6.2 million, an increase in accrued employee compensation of $3.4 million and a decrease in accounts receivable of $3.2 million. These cash inflows were offset by an increase in inventory of $7.5 million, a decrease in accrued liabilities and other of $4.1 million and an increase in prepaid expenses and other current assets of $1.6 million.

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

Net cash flow used in investing activities in fiscal 2014 was $7.0 million and primarily consisted of $11.7 million used to purchase property, plant and equipment and $0.9 million used in purchases of investments securities, offset by maturities of short-term investments of $5.6 million.

Net cash flow used in investing activities in fiscal 2013 was $3.1 million and primarily consisted of $11.5 million used to purchase property, plant and equipment, $11.2 million used in purchases of investments securities, and purchases of patents, technology and internally developed software of $2.3 million offset by maturities of short-term investments of $21.9 million.

Net cash flow used in investing activities in fiscal 2012 was $85.8 million and primarily consists of $78.4 million paid, net of cash received, for our acquisition of M5, $4.2 million used to purchase property, plant and equipment, $2.6 million used in purchase of investments securities and $0.6 million used to purchase an intangible asset.

Cash flows from financing activities

 Net cash used by financing activities was $19.2 million in fiscal 2014. In fiscal 2014, we repaid $29.3 million for borrowings made under our Credit Facility, made a payment of $3.4 million of purchase consideration in January 2014 pursuant to our acquisition of M5 and paid $0.9 million for employee tax obligations associated with the vesting of restricted stock units and paid $1.5 million in relation to our capital leases. These payments were partially offset by proceeds received of $15.8 million from the issuance of common stock under various employee benefit plans.

Net cash used by financing activities was $0.4 million in fiscal 2013. In fiscal 2013, we received a net of $9.0 million from borrowings made under our Credit Facility and received proceeds of $1.9 million from the issuance of common stock under various employee benefit plans, partially offset by payment of $9.1 million of purchase consideration in March 2013 pursuant to our acquisition of M5 and $0.9 million paid for employee tax obligations associated with the vesting of restricted stock units and $1.3 million in payments in relation to our capital leases.

Net cash flow provided by financing activities in fiscal 2012 was $22.9 million and primarily consisted of $19.9 million in borrowings from the Credit Facility net of repayments made during the period, $3.9 million of proceeds from issuance of common stock under various employee benefit plans, offset by $0.6 million used to pay taxes on vested and released stock awards and $0.3 million of payments made under various capital lease agreements.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2014:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$31,122	$5,746	$11,616	$11,233	$2,527
Capital lease obligations	464	404	60	-	-
Line of credit	-	-	-	-	-
Non-cancellable purchase commitments (inventory and software licenses)	22,270	21,785	485	-	-
Outstanding letters of credit	635	635	-	-	-
Total	$54,491	$28,570	$12,161	$11,233	$2,527

We contract with independent sources to manufacture our products and purchase components from a variety of suppliers. During the normal course of business, in order to manage future demand for our products and to ensure adequate component supply, we enter into agreements with manufacturers and suppliers which allow us to procure inventory based upon criteria and timing that we define. Certain of these purchase commitments are non-cancelable and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.

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

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain:

●	Revenue recognition;

●	Stock-based compensation;

●	Goodwill and purchased-intangible assets;

●	Accounting for income and telecom taxes; and

●	Indemnification asset

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See "Risk Factors" for certain matters that may affect our future financial condition or results of operations.

Revenue Recognition

We derive our revenue from the sale of premise enterprise IP telecommunications systems and ShoreTel Sky hosted services.

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The relative selling price is determined using vendor specific objective evidence of fair value ("VSOE") when available. When VSOE cannot be established, the Company attempts to determine the third party evidence of selling price ("TPE") for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally our product offerings differ from those of our competitors and comparable pricing of our competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling prices ("ESP") in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a stand-alone basis.

Product and Support and services revenues:

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

The typical system includes a combination of IP phones, switches and software applications.  For sales transactions made both directly and to resellers, revenue is recognized at the time of shipment provided that all the provisions of revenue recognition have been met.  For sales to value-added distributors, revenue is initially deferred and is recognized at the time of sale by the distributor to their customer, provided all the provisions of revenue recognition have been met. We refer to this distribution approach as two-tier distribution model and the recognition of revenue at the time of sale by the distributor as the sell through method.

We recognize revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with reseller partners generally do not include rights of return or acceptance provisions. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which we will accept a return. We maintain a reserve for such returns based on historical experience with reseller partners. The agreements with our value-added distributors allow for limited rights of return of products generally purchased within the previous 90 days.  In addition to such return rights, we generally offer price protection provisions to our distributors when there is a permanent reduction of our sales prices.  In such cases, we are obligated to grant the distributor a credit for the difference between the change in the aggregate price of any amounts that have been purchased but unsold by the distributor as of the effective date of such decrease. In addition, certain of our distributors stock phones and switches and purchase licenses only upon sale to a value added reseller or end customer. Revenue is deferred for distributors until the distributor sells the hardware and license to their customer. To the extent that our agreements contain acceptance terms, we recognize revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company's standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances and product warranties are recorded at the time revenue is recognized based on our historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to accounts receivable on the balance sheet.

Most of the products and services included in a system qualify as separate units of accounting. Many of our products have both software and non-software components that function together to deliver the essential functionality of the integrated system product. We analyze all of our software and non-software products and services and consider the features and functionalities of the individual elements and the stand alone sales of those individual components among other factors, to determine which elements are essential or non-essential to the overall functionality of the integrated system product. We recognize revenue related to installation services and training upon delivery of the service.

Our core software, which we refer to as "essential software," is integrated with hardware and is essential to the functionality of the integrated system product. We also sell additional software which provides increased features and functions, but is not essential to the overall functionality of the integrated system products, which we refer to as "non-essential software." At the initial purchase, the customer generally bundles together the hardware, essential software, non-essential software, as needed, and up to five years of post-contractual support. Thereafter, if the enterprise customer increases end users and functionality, it may add more hardware, both essential and non-essential software components, and related post-contractual support by purchasing them separately.

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

We have arrangements with our channel partners under which we reimburse them for cooperative marketing costs meeting specified criteria. We record the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses on the consolidated statements of operations, and maintain estimated accruals for these programs. To the extent no identifiable benefit can be provided, such amounts are recorded as a reduction of revenue.

Hosted and related services revenues:

Our hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, Internet service provisioning, training and other professional services. Additionally, we offer our customers the ability to purchase phone systems from us directly or rent such systems as part of their service agreements. Customers are not required to purchase phones from us directly as they can independently purchase such equipment. Our customers typically enter into a 12 month service agreement whereby they are billed for such services on a monthly basis.

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

Goodwill and Purchased-Intangible Assets

Goodwill is tested for impairment on an annual basis on June 30th and when specific circumstances dictate between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in fiscal 2014, 2013, or 2012. The fair value of our single reporting unit was significantly in excess of the carrying value, which includes goodwill.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years.  We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in fiscal 2014, 2013, or 2012.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including our past earnings and the scheduling of deferred taxes and projected income from operating activities. As of June 30, 2014, we do not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. Our income tax benefit recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

We had federal net operating loss carryforwards of approximately $92.8 million as of June 30, 2014, which expire at various dates between 2023 and 2033. These net operating loss carryforwards include the effects of a favorable tax ruling determined under Section 382 by the Internal Revenue Service in March 2010 as well as federal net operating loss carryforwards available from the Agito and M5 acquisitions. We have not completed Section 382 studies for net operating losses incurred in the years subsequent to July 2007. Upon the completion of these studies, the amount of net operating losses available for utilization may be limited.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of the expected impact of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in Australian dollar, British pound and the Euro. During the years ended June 30, 2014 and 2013, we used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. We used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. As of June 30, 2014 a 10% change in the applicable foreign exchange rates would result in an approximately $0.7 million increase or decrease in our pretax earnings.

In addition, we currently hold our investment portfolio in accounts with two financial firms. While we do not invest our cash in obligations of these firms, if these firms were to experience financial or other regulatory difficulties, it might be difficult for us to access our investments in a timely manner.

Interest Rate Risk

Our exposure to the interest rate risk due to changes in the general level of United States interest rates is due to both our cash equivalents and short term investments and our indebtedness. We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2014 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $13.7 million at June 30, 2014. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points.

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total fair market value	$13,693	$13,689	$13,687	$13,682	$13,680	$13,675
Percentage change in fair market value	0.1%	-	-	-	-	-0.1%

We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. As of June 30, 2014, the weighted-average annualized interest rate on the borrowing was 2.4%. As of June 30, 2014, we have no outstanding borrowings under our Credit Facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHORETEL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoreTel, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 11, 2014

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$53,472	$43,775
Short-term investments	2,673	7,501
Accounts receivable, net of allowances of $636 and $639 as of June 30, 2014 and 2013, respectively	33,758	37,118
Inventories	26,501	18,891
Indemnification asset	5,606	6,277
Prepaid expenses and other current assets	7,991	6,417
Total current assets	130,001	119,979
Property and equipment - net	19,601	15,625
Goodwill	122,750	122,750
Intangible assets	28,479	38,138
Other assets	3,119	3,295
Total assets	$303,950	$299,787
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,975	$9,790
Accrued liabilities and other	13,399	17,766
Accrued employee compensation	16,527	13,159
Accrued taxes and surcharges	12,186	11,312
Purchase consideration	-	3,577
Deferred revenue	46,937	39,692
Total current liabilities	106,024	95,296

Line of credit, net of debt issuance costs	-	29,004
Long-term deferred revenue	17,539	15,294
Other long-term liabilities	2,994	4,053
Total liabilities	126,557	143,647
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 62,824 and 59,168 shares as of June 30, 2014 and 2013, respectively	344,546	322,260
Accumulated other comprehensive income (loss)	1	(2)
Accumulated deficit	(167,154)	(166,118)
Total stockholders’ equity	177,393	156,140
Total liabilities and stockholders’ equity	$303,950	$299,787

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2014	2013	2012
	(Amounts in thousands, except per share amounts)
Revenue:
Product	$184,952	$186,190	$182,009
Hosted and related services	89,128	70,277	15,547
Support and services	65,712	57,076	49,076
Total revenue	339,792	313,543	246,632
Cost of revenue:
Product	65,470	63,941	61,884
Hosted and related services	55,535	44,526	9,804
Support and services	16,866	16,624	16,465
Total cost of revenue	137,871	125,091	88,153
Gross profit	201,921	188,452	158,479
Operating expenses:
Research and development	49,758	52,992	51,909
Sales and marketing	110,977	120,222	94,797
General and administrative	40,356	38,102	27,468
Acquisition-related costs	-	-	4,524
Total operating expenses	201,091	211,316	178,698
Income (loss) from operations	830	(22,864)	(20,219)
Other income (expense):
Interest expense	(643)	(1,722)	(560)
Interest income and other (expense), net	(637)	(690)	(905)
Total other income (expense)	(1,280)	(2,412)	(1,465)
Loss before provision for (benefit from) income tax	(450)	(25,276)	(21,684)
Provision for (benefit from) income taxes	586	426	(947)
Net loss	$(1,036)	$(25,702)	$(20,737)
Net loss per common share, basic and diluted	$(0.02)	$(0.44)	$(0.41)
Shares used in computing net loss per common share, basic and diluted	61,191	58,633	50,591

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Net loss	$(1,036)	$(25,702)	$(20,737)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments	3	(4)	(38)
Other comprehensive income (loss)	3	(4)	(38)

Comprehensive loss	$(1,033)	$(25,706)	$(20,775)

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In-Capital		Accumulated Other		Total
	Shares	Amount	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	(Amounts in thousands)

BALANCE - June 30, 2011	47,455	241,063	40	(119,679)	121,424

Common stock issued under stock-based compensation plans, net of taxes	1,102	3,265			3,265
Stock-based compensation expense		12,643			12,643
Issuance of common shares as consideration in the acquisition of M5 Networks, Inc.	9,500	53,675			53,675
Unrealized loss on short term investments, net			(38)		(38)
Net loss				(20,737)	(20,737)

BALANCE - June 30, 2012	58,057	310,646	2	(140,416)	170,232

Common stock issued under stock-based compensation plans, net of taxes	1,111	1,009			1,009
Stock-based compensation expense		10,605			10,605
Unrealized loss on short term investments, net			(4)		(4)
Net loss				(25,702)	(25,702)

BALANCE - June 30, 2013	59,168	322,260	(2)	(166,118)	156,140

Common stock issued under stock-based compensation plans, net of taxes	3,656	14,970			14,970
Stock-based compensation expense		7,316			7,316
Unrealized gain on short term investments, net			3		3
Net loss				(1,036)	(1,036)

BALANCE - June 30, 2014	62,824	$344,546	$1	$(167,154)	$177,393

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,036)	$(25,702)	$(20,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,286	15,816	8,998
Amortization of premium on investments	114	191	236
Stock-based compensation expense	7,316	10,605	12,643
Loss on disposal of property and equipment and other assets	466	95	27
Release of deferred tax valuation allowance	-	-	(1,280)
Provision for doubtful accounts receivable	200	140	140
Change in fair value of purchase consideration	111	874	203
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	3,160	(3,060)	2,216
Inventories	(7,536)	1,557	(1,071)
Indemnification asset	671	293	(6,570)
Prepaid expenses and other current assets	(1,574)	(942)	(1,185)
Other assets	176	(356)	(1,050)
Accounts payable	6,209	307	1,307
Accrued liabilities and other	(4,097)	1,371	(1,833)
Accrued employee compensation	3,368	1,008	1,129
Accrued taxes and surcharges	874	3,460	6,570
Purchase consideration	(320)	(868)	-
Deferred revenue	9,490	5,474	10,572
Net cash provided by operating activities	35,878	10,263	10,315

Cash flows from investing activities:
Purchases of property and equipment	(11,689)	(11,541)	(4,228)
Purchases of investments	(923)	(11,210)	(40,500)
Proceeds from sale/maturities of investments	5,640	21,889	37,908
Purchase of software licenses, patents and other intangible assets	-	(2,321)	(550)
Business acquisitions, net of cash acquired	-	-	(78,435)
Net cash used in investing activities	(6,972)	(3,183)	(85,805)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,832	1,901	3,855
Taxes paid on vested and released stock awards	(862)	(892)	(590)
Borrowings from line of credit	-	25,982	25,332
Payments made under the line of credit	(29,332)	(17,008)	(5,000)
Payments made under capital leases	(1,479)	(1,276)	(276)
Debt issuance costs	-	-	(406)
Payments of contingent consideration related to prior business combination	(3,368)	(9,132)	-
Net cash provided by (used in) financing activities	(19,209)	(425)	22,915

Net increase (decrease) in cash and cash equivalents	9,697	6,655	(52,575)
Cash and cash equivalents at beginning of year	43,775	37,120	89,695
Cash and cash equivalents at end of year	$53,472	$43,775	$37,120

Supplemental cash flow disclosure:
Cash paid for interest	$462	$949	$360
Cash paid for income taxes	$894	$283	$329

Noncash financing and investing activities:
Fair value of contingent consideration payable to M5 Networks, Inc.	$-	$-	$12,500
Shares issued as consideration in the acquisition of M5 Networks, Inc.	$-	$-	$53,675
Property and equipment acquired on capital lease	$144	$379	$13
Purchase of patents	$160	$-	$-
Unpaid portion of property and equipment purchases included in period-end accounts payable	$1,032	$20	$234

See notes to consolidated financial statement

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company - ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. The Company focuses on the small and medium sized businesses (less than 5,000 users), with a Unified Communications (“UC”) platform so that they can communicate anytime, anyplace, and through any device that they chose. They Company’s strategy is to provide customers with a flexible choice of deployment options: either operating our ShoreTel solution in their own premise-based data centers, subscribing to our cloud-based ShoreTel Sky communication services or a hybrid combination of both.

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

Correction of Prior Period Error - Subsequent to the issuance of the consolidated financial statements as of and for the year ended June 30, 2013, the Company determined that the $9.1 million payment of contingent purchase consideration associated with the M5 Networks, Inc. (“M5”) acquisition classified as investing activities in the consolidated statements of cash flows for the year ended June 30, 2013 should have been classified as financing activities in the consolidated statements of cash flows for the year ended June 30, 2013. Accordingly, the Company corrected the error for the year ended June 30, 2013 in the accompanying consolidated financial statements. Net cash used in investing activities for the year ended June 30, 2013 originally reported of $12.3 million was corrected to $3.2 million. Net cash provided by financing activities for the year ended June 30, 2013 originally reported of $8.7 million was corrected to cash used in financing activities of $0.4 million. The corrections did not affect the net cash provided by operating activities nor the net increase (decrease) in cash and cash equivalents. The foregoing corrections are not considered material by the Company.

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

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of June 30, 2014, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2014 and June 30, 2013 one value-added distributor accounted for 31% and 27% of the total accounts receivable, respectively.

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. Refer to Note 6 to the Consolidated Financial Statements for discussion of the methods used to determine the fair value of short-term investments. Refer to Note 7 to the Consolidated Financial Statements for discussion of the methods used to determine the fair value of the line of credit.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.  The Company’s cash and cash equivalents are maintained with various financial institutions.

Investments - The Company’s short-term investments are comprised of U.S. Government agency securities, corporate notes and commercial paper. These investments are held in the custody of three major financial institutions. The specific identification method is used to determine the cost basis of disposed fixed income securities. At June 30, 2014 and 2013, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

The Company recognizes an impairment charge when a decline in the fair value of its investments is considered to be other-than-temporary.  An impairment is considered other-than-temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income (“OCI”). In estimating the amount and timing of cash flows expected to be collected, the Company considers all available information including past events, current conditions, the remaining payment terms of the security, the financial condition of the issuer, expected defaults, and the value of underlying collateral.

Allowance for Doubtful Accounts - The Company records an allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,
	2014	2013	2012
Allowance for doubtful accounts - beginning	$639	$774	$737
Current period provision	200	140	140
Write-offs charged to allowance, net of recoveries	(203)	(275)	(103)
Allowance for doubtful accounts - ending	$636	$639	$774

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

Goodwill and Purchased-Intangible Assets - Goodwill is tested for impairment on an annual basis on June 30th and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The Company has a single reporting unit. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in the fiscal years ended June 30, 2014, 2013 and 2012.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years. The Company performs a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in the fiscal years ended June 30, 2014, 2013 and 2012.

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

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The relative selling price is determined using vendor specific objective evidence of fair value (“VSOE”) when available. When VSOE cannot be established, the Company attempts to determine the third party evidence of selling price (“TPE”) for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally our product offerings differ from those of our competitors and comparable pricing of our competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling prices (“ESP”) in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a stand-alone basis.

Product and Support and Services Revenues:

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

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s transactions and are recognized as the revenue recognition criteria are met. Nearly all of the Company’s system sales include the purchase of post-contractual support contracts with terms of up to five years, and the renewal rates on these contracts have been high historically. The Company recognizes support revenue on a ratable basis over the term of the support contract. Since the Company receives payment for support in advance of recognizing the related revenue, the Company carries a deferred revenue balance on the consolidated balance sheet.

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

The Company’s core software, which we refer to as “essential software,” is integrated with hardware and is essential to the functionality of the integrated system product. The Company also sells additional software which provides increased features and functions, but is not essential to the overall functionality of the integrated system products, which we refer to as “non-essential software.” At the initial purchase, the customer generally bundles together the hardware, essential software, non-essential software, as needed, and up to five years of post-contractual support. Thereafter, if the enterprise customer increases its end users and system functionality, it may add more hardware, both essential and non-essential software components, and related post-contractual support by purchasing them separately.

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

Hosted and Related Services Revenues:

The Company’s hosted and related services and solutions consist primarily of our proprietary hosted voice over Internet Protocol (“VoIP”) UC system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, training and other professional services. Additionally, the Company offers their customers the ability to purchase phone systems from them directly or rent such systems as part of their service agreements. The customers are not required to purchase phones from the Company directly as they can independently purchase such equipment. Customers typically enter into a 12 month service agreement whereby they are billed for such services on a monthly basis.

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

Warranties - The majority of the Company’s products are covered by a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized based on historical experience. The determination of such provision requires the Company to make estimates of product return rates and expected costs to repair or replace the product under warranty. If actual costs differ significantly from these estimates, additional amounts are recorded when such costs are probable and can be reasonably estimated. The provisions for product warranties are recorded within cost of goods sold on the statement of operations and included within accrued liabilities and other on the balance sheet and are insignificant for fiscal 2014 and 2013.

Cooperative Marketing Costs – The Company has arrangements with its channel partners under which the Company reimburses them for cooperative marketing costs meeting specified criteria. The reimbursements are limited to 50% of the actual costs charged to the channel partners by third-party vendors for advertising, trade show activities and other related sales and marketing activities for which the Company receives an identifiable benefit (goods and services that the Company could have purchased directly from third-party vendors), subject to a limit of the total cooperative marketing allowance earned by each channel partner. The Company records the reimbursements to the channel partners meeting such specified criteria within sales and marketing expenses on the consolidated statements of operations, and maintains estimated accruals and allowances for these programs. To the extent no identifiable benefit can be provided, such amounts are recorded as a reduction of revenue.

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

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2014, 2013 and 2012 (in thousands):

	Year Ended June 30,
	2014	2013	2012
Cost of product revenue	$69	$110	$132
Cost of hosted and related services revenue	626	188	37
Cost of support and services revenue	569	760	836
Research and development	1,704	2,789	3,614
Sales and marketing	1,996	2,921	4,031
General and administrative	2,352	3,837	3,993
Total stock-based compensation expense	$7,316	$10,605	$12,643

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

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 was adopted by the Company beginning July 1, 2013. The adoption of ASU 2011-11 did not impact disclosures or the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-9 Revenue from Contracts with Customers (Topic 606) – an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2018; early adoption is not permitted. The ASU may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company is currently evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its Consolidated Financial Statements.

2. BUSINESS COMBINATIONS

M5 Networks, Inc. Acquisition

On March 23, 2012, the Company acquired all outstanding common stock of M5, a privately-held company based in New York and a provider of hosted unified communications solutions.  The acquisition of M5 allowed the Company to expand its product offering to include unified communication product and services over cloud-based platforms. The purchase consideration included 9.5 million shares of common stock issued to the shareholders of M5, cash payment of $80.9 million, and additional cash earn-outs (not to exceed $13.7 million in aggregate) payable over the next two years contingent upon achieving certain revenue targets for the twelve months ending December 31, 2012. The shares issued as consideration are valued based on the closing stock price of the Company’s common stock on March 23, 2012, (representing a Level 1 measurement). As revenue targets related to the contingent consideration were met in full on December 31, 2012, the Company paid $10.0 million in March 2013 and paid the full remaining $3.7 million in January 2014. Any changes in the fair value of contingent consideration from events after the acquisition date were recognized in earnings of the period when the event occurred (See Note 6 to the Consolidated Financial Statements for additional information on the changes in the fair value of purchase consideration).

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

In addition to the measurement period adjustments impacting the purchase price allocation, the Company recognized a measurement period adjustment of $6.6 million related to the change in estimate of the sales, use and telecommunications taxes that existed as of the acquisition date. This adjustment was applied retroactively to March 23, 2012 to recognize the indemnification asset and increase the accrued taxes and surcharges to record amounts as if they had been known as of acquisition date and the balance sheet presentation as of June 30, 2012 has been updated for these amounts. The indemnification asset represents reimbursement the Company reasonably expects to receive from the escrow funds, currently held by a financial institution, pursuant to the M5 acquisition agreement. At June 30, 2014, the Company had recorded a $5.6 million indemnification asset and $12.2 million associated with the accrued taxes and surcharges liability recorded in the consolidated balance sheets which related to pre-acquisition and post-acquisition sales, use and telecommunications taxes based on the Company’s refined methodology used to calculate these estimated amounts.

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

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and its M5 acquisition as though M5 was combined as of the beginning of fiscal year 2012. The pro forma financial information for the period presented also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, adjustments to interest expenses for certain borrowings and exclusion of amortization of intangibles acquired by M5 in their prior acquisitions. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2012.

(Unaudited)
Year Ended
In thousands, except per share amounts	June 30, 2012
Total revenue	$287,549
Net loss	(34,695)
Basic and diluted earnings per share	$(0.62)

3. BALANCE SHEET COMPONENTS

Balance sheet components consisted of the following:

	As of June 30,
	2014	2013
	(Amounts in thousands)
Inventories:
Raw materials	$120	$128
Distributor inventory	1,535	1,687
Finished goods	24,846	17,076
Total inventories	$26,501	$18,891

Property and equipment:
Computer equipment and tooling	$33,286	$23,172
Software	4,077	3,080
Furniture and fixtures	3,331	3,072
Leasehold improvements & others	6,554	6,330
Total property and equipment	47,248	35,654
Less accumulated depreciation and amortization	(27,647)	(20,029)
Property and equipment – net	$19,601	$15,625

Deferred revenue:
Product	$6,281	$4,893
Support and services	53,290	47,074
Hosted and related services	4,905	3,019
Total deferred revenue	$64,476	$54,986

Depreciation expense for the years ended June 30, 2014, 2013 and 2012 was $8.4 million, $6.2 million and $4.5 million, respectively.

4. SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$2,672	$1	$-	$2,673
Total short-term investments	$2,672	$1	$-	$2,673

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$6,107	$1	$(3)	$6,105
U.S. Government agency securities	1,396	-	-	1,396
Total short-term investments	$7,503	$1	$(3)	$7,501

The following table summarizes the maturities of the Company’s short-term investments by contractual maturity (in thousands):

	June 30, 2014
	Amortized Cost	Fair Value
Less than 1 year	$2,672	$2,673
	$2,672	$2,673

	June 30, 2013
	Amortized Cost	Fair Value
Less than 1 year	$4,912	$4,912
Due in 1 to 3 years	2,591	2,589
	$7,503	$7,501

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

5.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of tangible and intangible assets acquired. Goodwill amounts are not amortized.

The following table summarizes the changes in the carrying value of goodwill for the years ended June 30, 2014 and 2013.

Total
As of June 30, 2012	$122,665
Addition	85
As of June 30, 2013	122,750
Addition	-
As of June 30, 2014	$122,750

Intangible assets

The following is a summary of the Company’s intangible assets (in thousands):

	June 30, 2014			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	NetCarrying Amount	Gross Carrying Amount	Accumulated Amortization	NetCarrying Amount
Patents	$3,970	$(3,185)	$785	$3,810	$(2,446)	$1,364
Technology	26,644	(14,486)	12,158	22,948	(8,832)	14,116
Customer relationships	23,300	(7,764)	15,536	23,300	(4,448)	18,852
Non-compete agreements	300	(300)	-	300	(191)	109
Intangible assets in process and other	-	-	-	3,697	-	3,697
Intangible assets	$54,214	$(25,735)	$28,479	$54,055	$(15,917)	$38,138

The intangible assets are being amortized over useful lives ranging from 2 years to 8 years.

Amortization of intangible assets for the years ended June 30, 2014, 2013 and 2012 was $9.8 million, $9.5 million and $4.5 million, respectively.

The estimated future amortization expenses for intangible assets for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2015	$8,121
2016	7,436
2017	5,946
2018	3,951
2019	2,815
Thereafter	210
Total	$28,479

6.  FAIR VALUE DISCLOSURE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

●	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$11,011	$11,011	$-	$-
Short-term investments:
Corporate notes and commercial paper	2,673	-	2,673	-
Total assets measured and recorded at fair value	$13,684	$11,011	$2,673	$-

The above table excludes $42.5 million of cash balances on deposit at banks.

	June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$6,280	$6,280	$-	$-
Short-term investments:
Corporate notes and commercial paper	6,105	-	6,105	-
U.S. Government agency securities	1,396	-	1,396	-
Total assets measured and recorded at fair value	$13,781	$6,280	$7,501	$-
Liabilities:
Acquisition-related purchase consideration (See Note 2)	$3,577	$-	$3,577	$-

The above table excludes $37.5 million of cash balances on deposit at banks.

There were foreign exchange forward contracts (see Note 14) outstanding as of June 30, 2014 which were entered into by the Company on the last day of the period. This fair value is not material. No such contracts were outstanding as of June 30, 2013.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. We reviewed our financial and non-financial assets and liabilities for the years ended June 30, 2014 and 2013 and concluded that there were no material impairment charges during each of these years. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The Company measures the fair value of outstanding debts for disclosure purposes on a recurring basis. As of June 30, 2014 and 2013, long-term debt of zero and $29.0 million, respectively, is reported at amortized cost. This outstanding debt is classified at Level 2 as it is not actively traded and is valued using a discounted cash flow model that uses observable market inputs. Based on the discounted cash flow model, the fair value of the outstanding debt approximates amortized cost.

The purchase consideration for the Company’s acquisition of M5 included a contingent portion ranging from zero to $13.7 million and was subject to the achievement of certain revenue targets. As these revenue targets were met in full on December 31, 2012, the Company paid $10.0 million in March 2013 and paid the full remaining $3.7 million in January 2014.

The change in the fair value of our purchase consideration liability is as follows (in thousands):

Fair Value
As of June 30, 2012	$12,703
Add: Adjustment to purchase consideration	874
Less: Payment of purchase consideration	(10,000)
As of June 30, 2013	$3,577
Add: Adjustment to purchase consideration	111
Less: Payment of purchase consideration	(3,688)
As of June 30, 2014	$-

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. There was no impairment recorded in the years ended June 30, 2014, 2013 and 2012.

7. LINE OF CREDIT

On March 15, 2012, the Company entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility was amended on December 4, 2012 and again on June 2, 2014. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit facility can be reborrowed. The borrowings under the Credit Facility will accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.50%, which will be based on the Company’s Consolidated EBITDA (as defined in the Credit Agreement), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s Consolidated EBITDA. The Company also pays annual commitment fees during the term of the Credit Agreement which varies depending on the Company’s Consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements. As of June 30, 2014, the Company had $50.0 million available for borrowing under the Credit Facility.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with financial ratios and metrics and restrictions on the payment of dividends to stockholders. The Credit Agreement requires the Company to maintain a minimum ratio of Liquidity to its Indebtedness (each as defined in the Credit Agreement) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Agreement throughout the term of the Credit Facility.

For the year ended June 30, 2014, the Company paid interest at an approximate rate of 2.4%. As of June 30, 2014, no amounts were outstanding under the Credit Facility and the Company was in compliance with all its covenants. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the debt.

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

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Year Ended June 30,
	2014	2013	2012
Numerator:
Net loss	$(1,036)	$(25,702)	$(20,737)
Denominator:
Weighted average common shares outstanding (basic and diluted)	61,191	58,633	50,591
Net loss per share
Basic and diluted	$(0.02)	$(0.44)	$(0.41)

Anti-dilutive common equivalent shares related to stock-based options and awards excluded from the calculation of diluted shares were approximately 7.7 million, 10.2 million, and 10.6 million for the years ended June 30, 2014, 2013 and 2012 respectively.

9. INCOME TAXES

The components of loss before income taxes consist of the following (in thousands):

	Year Ended June 30,
	2014	2013	2012
Domestic	$543	$(25,568)	$(21,834)
Foreign	(993)	292	150
Total	$(450)	$(25,276)	$(21,684)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended June 30,
	2014	2013	2012
Current:
Federal	$74	$-	$-
State	336	175	266
Foreign	166	108	85
Total current income tax	576	283	351

Deferred:
State	-	135	(1,280)
Foreign	10	8	(18)
Total deferred income tax	10	143	(1,298)
Provision for (benefit from) income taxes	$586	$426	$(947)

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to loss before benefit from income tax is as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
Benefit from income tax at federal statutory rate	$(153)	$(8,593)	$(7,346)
Stock-based compensation	84	203	381
Credits	(590)	(695)	(850)
State taxes	337	181	173
Other	403	545	(50)
Increase in valuation allowance	505	8,785	6,745
Total	$586	$426	$(947)

Significant components of deferred tax assets consist of the following (in thousands):

	June 30,
	2014	2013
Deferred Tax Assets
Net operating loss carryforwards	$30,356	$35,136
Tax credit carryforwards	15,287	13,618
Stock compensation	12,878	15,779
Other	12,534	11,823
Gross deferred tax assets	71,055	76,356
Valuation allowance	(64,080)	(64,998)
Total deferred tax assets	6,975	11,358
Deferred Tax Liabilities
Acquistion intangibles	(6,915)	(11,288)
Total deferred tax liabilities	(6,915)	(11,288)
Total net deferred tax assets	$60	$70

During the year ended June 30, 2014, the decrease in the Company’s deferred tax assets of $5.3 million was primarily due to the utilization of gross net operating losses, tax credit carryforwards and stock compensation expense. In addition, the decrease in the Company’s total deferred tax liabilities of $4.4 million was due to the amortization of the identifiable intangible property determined in the M5 acquisition. The $0.9 million decrease in net deferred tax assets was further offset by a related decrease in the valuation allowance of $0.9 million. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The realization of deferred tax assets is based on several factors, such as the Company’s history of past earnings, the scheduling of deferred tax liabilities and projected future income from operating activities. Except as noted below, as of June 30, 2014, management does not believe it is more likely than not that the net U.S. federal and state deferred tax assets are realizable. The Company intends to maintain the valuation allowance on its net deferred tax assets until sufficient positive evidence exists to support reversal of some or all of the allowance. The Company’s future income tax expense (benefit) will be affected in the event changes to the valuation allowance are required.

Included in the net operating loss carryforward deferred tax asset is approximately $2.5 million of deferred tax asset ($7.5 million pretax) attributable to excess stock option deductions. Because of a provision within ASC 718 concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.

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

As of June 30, 2014, the Company had federal and California tax credit carryforwards of $8.1 million and $9.6 million, respectively. The federal tax credit carryfowards expire at various dates between 2023 and 2034. The California tax credits may be carried forward indefinitely. Including the net operating loss carryforwards available from the Agito and M5 acquisitions, the Company had California and other state net operating loss carryforwards of approximately $14.1 million and $6.8 million, respectively, which expire at various dates between 2015 and 2034.

The undistributed earnings from the Company’s foreign subsidiaries are not subject to a U.S. tax provision because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of June 30, 2014, the determination of the unrecorded deferred tax liability related to these earnings was not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company's foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

The Company had federal net operating loss carryforwards of approximately $92.8 million as of June 30, 2014, which expire at various dates between 2023 and 2033. These net operating loss carryforwards include the effects of a favorable tax ruling determined under Section 382 by the Internal Revenue Service in March 2010 as well as federal net operating loss carryforwards available from the Agito and M5 acquisitions. The Company has not completed Section 382 studies for net operating losses incurred in the years subsequent to July 2007. Upon the completion of these studies, the amount of net operating losses available for utilization may be limited.

The “American Taxpayer Relief Act of 2012” (the “2012 Tax Act”) was enacted in January 2013. The 2012 Tax Act extended certain tax provisions that had previously expired under the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” (the “2010 Tax Act”). The 2012 Tax Act extended the Research and Development (“R&D”) credit for qualifying activities through December 31, 2013 and also extended the 50% bonus depreciation provisions on property acquired through December 31, 2013.

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

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information. As of June 30, 2014, 2013 and 2012, the Company's total amount of unrecognized tax benefit was approximately $4.2 million, $4.1 million and $3.6 million, respectively.

The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
Beginning balance	$4,060	$3,576	$3,074
Decrease in tax positions for prior years	(471)	(22)	(148)
Increase in tax positions for current year	576	506	650
Ending balance	$4,165	$4,060	$3,576

As of June 30, 2014, the Company's total amount of unrecognized tax benefit was approximately $4.2 million; there would be no impact to the effective tax rate if these tax benefits were recognized. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. Management included an accrual for interest and penalties that is immaterial to the ending balance determined as of June 30, 2014.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company’s primary tax jurisdiction is the United States. For federal and state tax purposes, the tax years 2002 through 2013 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

10. COMMON STOCK

 Common Shares Reserved for Issuance

At June 30, 2014, the Company had reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	17,589
Reserved under employee stock purchase plan	751
Total	18,340

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

The 2007 Plan provides for automatic annual increases of shares available for issuance of up to 5% of the number of common shares then outstanding.  In fiscal 2014 and 2013, the Board of Directors increased the number of shares authorized and available for issuance under the 2007 Plan by 3.1 million and 2.9 million shares, respectively, pursuant to the automatic increase provision. As of June 30, 2014, the Company had 9.9 million shares of common stock available for future issuance under the 2007 Plan.

The following table summarizes the Company’s stock option activities for the fiscal year ended June 30, 2014 (in thousands, except per share amounts):

			Weighted- Average
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2013	8,898	$5.45
Options granted	1,711	$5.05
Options exercised	(2,904)	$4.84
Options cancelled/forfeited	(1,381)	$6.59
Balance at June 30, 2014	6,324	$5.37	6.11	$8,979
Options exercisable at June 30, 2014	3,681	$5.60	4.30	$4,825
Vested and expected to vest at June 30, 2014	5,495	$5.42	5.71	$7,677

The weighted-average grant-date fair value of options granted during the years ended June 30 2014, 2013, and 2012 was $2.86, $2.46, and $3.72, respectively. The total intrinsic value of options exercised in the years ended June 30, 2014, 2013, and 2012 was $7.3 million, $0.3 million, and $0.5 million, respectively, and represents the difference between the fair value of the Company’s common stock at the dates of exercise and the exercise price of the options.

The following table summarizes information about outstanding and exercisable options at June 30, 2014 (in thousands, except years and exercise prices):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.30 – 4.14	882	6.42	$3.47	358	$2.64
$4.17 – 4.25	262	7.79	4.25	117	4.25
$4.31	724	8.72	4.31	125	4.31
$4.35 – 4.55	645	7.61	4.48	313	4.53
$4.56 – 4.80	148	7.99	4.77	66	4.77
$4.82	1,064	1.60	4.82	1,064	4.82
$4.93 - 5.15	868	7.18	5.11	335	5.04
$5.25 - 6.64	664	5.27	6.01	604	5.99
$6.73 - 8.79	768	7.55	8.14	432	8.23
$9.00 – 13.73	299	4.37	10.85	267	10.94
Total Outstanding	6,324	6.11	$5.37	3,681	$5.60

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

	Year Ended June 30,
	2014	2013	2012
Expected life from grant date of option	4.98-5.44 years	5.32-5.48 years	6.08 years
Risk-free interest rate	1.44-1.66%	0.67-0.91%	0.79-1.15%
Expected volatility	51-66%	68-69%	65-66%
Expected dividend yield	0%	0%	0%

As of June 30, 2014 total unrecognized compensation cost related to stock options granted to employees and non-employee directors was $3.4 million, net of estimated forfeitures, which the Company expects to recognize over 2.6 years.

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

In February of fiscal year 2014 and 2013, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 611,987 shares and 587,188 shares, respectively.

The fair value of stock purchase rights granted under the ESPP is estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended June 30,
	2014	2013	2012
Expected life from grant date of ESPP	0.50 years	0.50 years	0.50 years
Risk-free interest rate	0.06-0.10%	0.09-0.15%	0.07-0.15%
Expected volatility	43-48%	42-57%	52-74%
Expected dividend yield	0%	0%	0%

Expenses related to shares issued under the ESPP are included in stock-based compensation expense. The Company issued 370,665 shares and 446,231 shares under the ESPP in fiscal 2014 and 2013, respectively, at a weighted average price per share of $4.82 and $3.42, respectively. As of June 30, 2014, total unrecognized compensation cost related to the ESPP plan was $0.6 million, which the Company expects to recognize over 0.5 years.

Restricted Stock Awards and Restricted Stock Units

Restricted stock award and restricted stock unit activity for the year ended June 30, 2014 is as follows (in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding - July 1, 2013	1,310	$5.24
Awarded	880	5.68
Released	(536)	5.55
Forfeited	(260)	5.31
Outstanding - June 30, 2014	1,394	$5.38

The weighted average grant-date fair value of restricted stock units granted during fiscal 2014, 2013 and 2012 was $4.5 million, $3.0 million and $6.3 million, respectively.

As permitted under the 2007 Plan, in fiscal 2014, the Company issued 61,854 shares of restricted stock awards, with a fair value of $0.5 million, to non-employee directors electing to receive them in lieu of an annual cash retainer. These shares were issued quarterly and vest immediate upon issuance.

As of June 30, 2014, total unrecognized compensation cost related to restricted stock awards and units awarded to employees and directors was $2.3 million, net of estimated forfeitures, which the Company expects to recognize over 2.3 years.

12. LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation – At June 30, 2014, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

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

Indemnification asset – At June 30, 2014, the Company had a $5.6 million indemnification asset. The indemnification asset represents reimbursement the Company reasonably expects to receive from the escrow funds, currently held by a financial institution, pursuant to the M5 purchase agreement.

Leases - The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. The Company enters into certain capital leases for equipment. Future minimum lease payments under the noncancelable capital and operating leases as of June 30, 2014, are as follows (in thousands):

Years Ending June 30,	Operating leases	Capital leases
2015	$5,746	$404
2016	5,896	48
2017	5,720	12
2018	5,059	-
2019	3,757	-
Therafter	4,944	-
Total minimum lease payments	$31,122	464

Less: Amount representing interest		(11)
Present value of total minimum lease payments		453
Less: Current portion liability		(400)
Capital lease obligation, net of current portion		$53

The current portion of the capital leases is included in accrued liabilities and other on the consolidated balance sheet. The non-current portion of the capital leases is included in other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted to U.S. dollars at the interbank exchange rate on June 30, 2014.

Rent expense for the years ended June 30, 2014, 2013, and 2012, was $4.2 million, $3.8 million and $2.5 million, respectively.

Purchase commitments - As of June 30, 2014, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $21.2 million.

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

13. SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer (“CEO”). Starting in the fourth quarter of fiscal 2014, the CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing, and sale of business communication solutions. Upon a change in reporting segments, ASC Topic 280 requires prior-period segment information to be recast to match the new reportable segment composition. As the Company now operates as a single segment, no disclosure of segment measures of profit or loss and total assets is applicable for all periods presented.

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Year Ended June 30,
	2014	2013	2012
United States of America	$308,609	$283,276	$217,585
International	31,183	30,267	29,047
Total	$339,792	$313,543	$246,632

Revenue from one value-added distributor accounted for approximately 25%, 22% and 22% of the total revenue during the years ended June 30, 2014, 2013 and 2012, respectively..

The following presents a summary by geographic region of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	As at June 30,
	2014	2013
United States of America	$18,704	$14,929
International	897	696
Total	$19,601	$15,625

14.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the years ended June 30, 2014 and June 30, 2013, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2014 (in thousands).

	June 30, 2014
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,060	$986
British pound	£2,540	$4,303
Euro	€840	$1,142
Total		$6,431

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

16. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net loss and earnings per share by quarter for the fiscal years ended June 30, 2014 and 2013. This data was derived from the Company’s unaudited consolidated financial statements.

	Three Months Ended
	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012
	(In thousands, except per share amounts)
Total revenue	$88,619	$82,401	$84,485	$84,287	$85,603	$78,320	$74,636	$74,984
Gross profit	52,796	48,090	49,859	51,176	51,258	47,440	43,888	45,866
Net income (loss)	2,143	(1,204)	(940)	(1,035)	(2,300)	(5,011)	(10,354)	(8,037)
Basic net loss per common share	$0.03	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.09)	$(0.18)	$(0.14)
Diluted net loss per common share	$0.03	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.09)	$(0.18)	$(0.14)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Company and our report dated September 11, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 11, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements - See Index to Financial Statements at page 49 of this Report.

(2) Financial Statement Schedule - Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes to those financial statements.

(3) Exhibits - See Exhibit Index at page 82 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of September 2014.

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

Name	Title	Date

/s/ DON JOOS	President and	September 11, 2014
Don Joos	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ MICHAEL E. HEALY	Chief Financial Officer	September 11, 2014
Michael E. Healy	(Principal Financial Officer and
Principal Accounting Officer)
/s/ CHARLES D. KISSNER	Chairman of the Board	September 11, 2014
Charles D. Kissner

/s/ MARK F. BREGMAN	Director	September 11, 2014
Mark F. Bregman

/s/ GARY J. DAICHENDT	Director	September 11, 2014
Gary J. Daichendt

/s/ KENNETH DENMAN	Director	September 11, 2014
Kenneth Denman

/s/ CONSTANCE SKIDMORE	Director	September 11, 2014
Constance Skidmore

/s/ EDWARD F. THOMPSON	Director	September 11, 2014
Edward F. Thompson

EXHIBIT INDEX

Exhibit Number	Exhibit Title
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

10.8+	Executive Incentive Compensation (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed on September 12, 2013).

10.9+	Fiscal 2014 Annual Cash Bonus to Donald Joos (incorporated by reference to the Company’s Form 8-K filed on August 21, 2014).

10.10+	Non-employee director compensation guidelines (incorporated by reference to the Company’s Form 8-K filed on February 12, 2008).

10.11+	Form of "Tier 2" Retention Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011).

10.12+
Form of Form of "Tier 3" Retention Incentive Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011).

10.13
Manufacturing Services Agreement, dated October 28, 2005, between the Company and Jabil Circuit, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

10.14
Lease Agreement between River Place Corporate Park, LP and the Company, dated June 30, 2008, and as amended on September 16, 2009, December 2009, and December 10, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed on February 4, 2011).

10.15
Office Lease Oakmead West, dated April 20, 2007, between the Company and Carr NP Properties, L.L.C. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 of the Company’s Registration Statement on Form S-1 (File No. 333-140630), Amendment No. 1 thereto (incorporated by reference to, Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed on September 10, 2009) and Amendment No. 2 thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed on February 7, 2014).

10.16
Lease Agreement, dated July 21, 2011 between the Company and BRE/US Industrial Properties, L.L.C. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 filed on September 12, 2011).

10.17
Board Observer Rights Agreement dated August 17, 2011 between the Company and Edwin J. Basart (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 filed on September 12, 2011).

10.18
$50,000,000 Senior Secured Credit Facilities Credit Agreement dated as of March 15, 2012 among the Company, the lenders named therein and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012) and Amendment Letter dated November 12, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed on February 8, 2013) and Amendment Letter dated June 2, 2014.

21	Subsidiaries.

23.1	Consent of independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management Compensatory Plan or Arrangement

(b) Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.