Form 10-Q
period 2014-09-30
ShoreTel Inc
filed 2014-11-07
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of October 23, 2014, 63,229,248 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended September 30, 2014

Index
PART I. FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$57,283	$53,472
Short-term investments	5,399	2,673
Accounts receivable, net of allowances of $613 as of September 30, 2014 and $636 as of June 30, 2014	27,635	33,758
Inventories	24,212	26,501
Indemnification asset	5,659	5,606
Prepaid expenses and other current assets	10,779	7,991
Total current assets	130,967	130,001
Property and equipment - net	19,074	19,601
Goodwill	122,750	122,750
Intangible assets - net	26,667	28,479
Other assets	3,127	3,119
Total assets	$302,585	$303,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,788	$16,975
Accrued liabilities and other	14,678	13,399
Accrued employee compensation	13,724	16,527
Accrued taxes and surcharges	11,400	12,186
Deferred revenue	49,627	46,937
Total current liabilities	102,217	106,024

Long-term deferred revenue	17,540	17,539
Other long-term liabilities	3,041	2,994
Total liabilities	122,798	126,557
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 63,142 and 62,824 shares as of September 30, 2014 and June 30, 2014, respectively	346,581	344,546
Accumulated other comprehensive income (loss)	(6)	1
Accumulated deficit	(166,788)	(167,154)
Total stockholders’ equity	179,787	177,393
Total liabilities and stockholders’ equity	$302,585	$303,950

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenue:
Product	$47,707	$47,682
Hosted and related services	24,891	20,739
Support and services	17,833	15,866
Total revenue	90,431	84,287
Cost of revenue:
Product	16,779	16,296
Hosted and related services	15,593	12,533
Support and services	4,281	4,282
Total cost of revenue	36,653	33,111
Gross profit	53,778	51,176
Operating expenses:
Research and development	13,661	13,280
Sales and marketing	29,016	27,666
General and administrative	9,991	10,629
Total operating expenses	52,668	51,575
Income (loss) from operations	1,110	(399)
Other income (expense):
Interest expense	(152)	(287)
Interest income and other (expense), net	(214)	(140)
Total other expense	(366)	(427)
Income (loss) before provision for income tax	744	(826)
Provision for income tax	378	209
Net income (loss)	$366	$(1,035)
Net income (loss) per share - basic	$0.01	$(0.02)
Net income (loss) per share - diluted	$0.01	$(0.02)
Shares used in computing net income (loss) per share - basic	62,967	59,543
Shares used in computing net income (loss) per share - diluted	64,571	59,543

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013

Net income (loss)	$366	$(1,035)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on short-term investments	(7)	7
Other comprehensive income (loss)	(7)	7

Comprehensive income (loss)	$359	$(1,028)

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$366	$(1,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,014	4,345
Stock-based compensation expense	2,539	2,114
Amortization of premium on investments	14	40
Loss on disposal of property and equipment	-	278
Provision for doubtful accounts receivable	25	75
Change in fair value of purchase consideration	-	53
Changes in assets and liabilities:
Accounts receivable	6,098	6,040
Inventories	2,340	1,141
Indemnification asset	(53)	(323)
Prepaid expenses and other current assets	(2,788)	(89)
Other assets	(8)	(18)
Accounts payable	(3,224)	3,201
Accrued liabilities and other	1,685	(2,109)
Accrued employee compensation	(2,803)	(1,175)
Accrued taxes and surcharges	(786)	(689)
Deferred revenue	2,691	2,389
Net cash provided by operating activities	11,110	14,238

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(3,259)	(1,036)
Purchases of investments	(4,197)	-
Proceeds from sale/maturities of investments	1,450	1,350
Purchases of patents, technology and internally developed software	(568)	-
Net cash provided by (used in) investing activities	(6,574)	314

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	333	3,315
Taxes paid on vested and released stock awards	(837)	(440)
Payments made under line of credit	-	(11,000)
Payments made under capital leases	(221)	(347)
Net cash used in financing activities	(725)	(8,472)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,811	6,080
CASH AND CASH EQUIVALENTS - Beginning of period	53,472	43,775
CASH AND CASH EQUIVALENTS - End of period	$57,283	$49,855

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$131	$215
Cash paid for taxes	$221	$63

NONCASH INVESTING AND FINANCING ACTIVITIES:

Property, plant and equipment acquired on capital lease	$-	$123
Unpaid portion of property and equipment purchases included in period-end accruals	$69	$888

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business

ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. The Company focuses on the small and medium sized businesses (less than 5,000 users), with a Unified Communications (“UC”) platform so that they can communicate anytime, anyplace, and through any device that they chose. The Company’s strategy is to provide customers with a flexible choice of deployment options: either operating its ShoreTel solution in their own premise-based data centers, subscribing to its cloud-based ShoreTel Sky communication services or a hybrid combination of both.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of September 30, 2014, and for the three months ended September 30, 2014 and 2013 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares used in the basic income (loss) per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 1.6 million were included in the computation of diluted net income per share for the three months ended September 30, 2014. Dilutive securities of 2.6 million and 10.8 million shares were not included in the computation of diluted net income (loss) per share for the three months ended September 30, 2014 and 2013, respectively, because such securities were anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of September 30, 2014, all of the Company’s cash, cash equivalents and short-term investments were managed by several financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 26% of total accounts receivable at September 30, 2014. At June 30, 2014 the same value-added distributor accounted for 31% of the total accounts receivable.

Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Index
Recent Accounting Pronouncements

Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-9 Revenue from Contracts with Customers (Topic 606) - an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This accounting guidance is effective for the Company in financial reporting periods beginning after December 15, 2016; early adoption is not permitted. The ASU may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company is currently evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its Consolidated Financial Statements.

Index
3. Balance Sheet Details

Balance Sheet Components Consist of the Following:

	September 30, 2014	June 30, 2014
	(Amounts in thousands)
Inventories:
Raw materials	$110	$120
Distributor inventory	1,558	1,535
Finished goods	22,544	24,846
Total inventories	$24,212	$26,501

Property and equipment:
Computer equipment and tooling	$34,885	$33,286
Software	4,404	4,077
Furniture and fixtures	3,364	3,331
Leasehold improvements & others	6,532	6,554
Total property and equipment	49,185	47,248
Less accumulated depreciation and amortization	(30,111)	(27,647)
Property and equipment – net	$19,074	$19,601

Deferred revenue:
Product	$5,804	$6,281
Support and services	55,831	53,290
Hosted and related services	5,532	4,905
Total deferred revenue	$67,167	$64,476

Depreciation expense for the three months ended September 30, 2014 and 2013 was $2.6 million and $1.8 million, respectively.

Intangible Assets:
Intangible assets consist of the following (in thousands):
	September 30, 2014			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,970	$(3,322)	$648	$3,970	$(3,185)	$785
Technology	26,644	(15,748)	10,896	26,644	(14,486)	12,158
Customer relationships	23,300	(8,585)	14,715	23,300	(7,764)	15,536
Intangible assets in process and other	408	-	408	-	-	-
Intangible assets	$54,322	$(27,655)	$26,667	$53,914	$(25,435)	$28,479

The intangible assets that are amortizable have estimated useful lives of two to eight years.

Index
Research and development costs are expensed as incurred. In accordance with ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established; therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant. However, during the three months ended September 30, 2014, the Company capitalized $0.4 million of such software related to an ongoing product development that has yet to be released to the market. The Company did not capitalize any software development costs for the three months ended September 30, 2013. Such costs will be amortized using the straight-line method over the estimated economic life of the product. The Company will evaluate the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life.

Certain internally developed software also became available for general release to customers during the three months ended September 30, 2013; at which time, an aggregate of  $2.0 million in software development costs were transferred from intangible assets in process and other to technology in the table above, and the amortization expense is being recognized related to these capitalized software costs.

Amortization of intangible assets for the three months ended September 30, 2014 and 2013 was $2.2 million and $2.5 million, respectively.

The estimated amortization expenses for intangible assets, excluding intangible assets in process and other that are not yet placed into service, as of September 30, 2014 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2015 (remaining 9 months)	5,901
2016	7,436
2017	5,946
2018	3,951
2019	2,815
Thereafter	210
Total	$26,259

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2014
Corporate notes and commercial paper	$5,405	$1	$(7)	$5,399
Total short-term investments	$5,405	$1	$(7)	$5,399

As of June 30, 2014
Corporate notes and commercial paper	$2,672	$1	$-	$2,673
Total short-term investments	$2,672	$1	$-	$2,673

Index
The following table summarizes the maturities of the Company’s fixed income securities (in thousands):
	Amortized Cost	Fair Value
As of September 30, 2014
Less than 1 year	$4,194	$4,192
Due in 1 to 3 years	1,211	1,207
Total	$5,405	$5,399

	Amortized Cost	Fair Value
As of June 30, 2014
Less than 1 year	$2,672	$2,673
Total	$2,672	$2,673

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

4. Fair Value Disclosure

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$8,280	$8,280	$-	$-
Short-term investments:
Corporate notes and commercial paper	5,399	-	5,399	-
Total assets measured and recorded at fair value	$13,679	$8,280	$5,399	$-

The above table excludes $49.0 million of cash balances on deposit at banks.

Index
	June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$11,011	$11,011	$-	$-
Short-term investments:
Corporate notes and commercial paper	2,673	-	2,673	-
Total assets measured and recorded at fair value	$13,684	$11,011	$2,673	$-

The above table excludes $42.5 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during the three months ended September 30, 2014 and 2013, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment in the three months ended September 30, 2014 that required a nonrecurring fair value analysis to be performed on non-financial assets.

5. Line of credit

On March 15, 2012, the Company entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility was amended on December 4, 2012 and again on June 2, 2014. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50.0 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility are available for future borrowings.  The borrowings under the Credit Facility accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.50%, which is based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA.  The Company also pays annual commitment fees during the term of the Credit Facility which varies depending on the Company’s consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements. As of September 30, 2014, the Company had an additional $50.0 million available for borrowing under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of September 30, 2014.

Index
As of September 30, 2014, no amounts were outstanding under the Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the debt.

6. Income Taxes

The Company recorded an income tax provision of $0.4 million and $0.2 million for the three months ended September 30, 2014 and September 30, 2013, respectively.

The tax provision of $0.4 million determined for the three months ended September 30, 2014 is primarily the result of income tax provisions for federal alternative minimum tax, tax provisions for profitable foreign jurisdictions based upon income earned during the period and state tax provisions, including certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.

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

The Company maintains liabilities for uncertain tax positions. As of September 30, 2014 and June 30, 2014, the Company’s total amount of unrecognized tax benefits was $4.6 million and $4.2 million, respectively. Of the total of $4.6 million of unrecognized tax benefit as of September 30, 2014, none, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

 7. Common Stock

Common Shares Reserved for Issuance

At September 30, 2014, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	17,271
Reserved under employee stock purchase plan	751
Total	18,022

Index
 8. Stock-Based Compensation

The following table shows total non-cash stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Cost of product revenue	$36	$29
Cost of hosted and related services revenue	343	49
Cost of support and services revenue	180	247
Research and development	658	564
Sales and marketing	711	544
General and administrative	611	681
	$2,539	$2,114

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (“ESPP”) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,
	2014	2013
Expected life from grant date of option (in years)	5.09	5.44
Expected life from grant date of ESPP (in years)	0.50	0.50
Risk free interest rate for options	1.70%	1.51%
Risk free interest rate for ESPP	0.06%	0.07%
Expected volatility for options	50%	66%
Expected volatility for ESPP	43%	42%
Expected dividend yield	0%	0%

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of September 30, 2014, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $8.1 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.9 years.

Index
9. Stock Option Plan

Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at July 1, 2014	6,324	$5.37
Options granted (weighted average fair value$3.00 per share)	1,225	6.64
Options exercised	(76)	4.53
Options cancelled/forfeited	(61)	5.76
Balance at September 30, 2014	7,412	$5.58	6.52	$10,316
Vested and expected to vest at September 30, 2014	6,123	$5.54	5.95	$9,049
Options exercisable at September 30, 2014	4,217	$5.50	4.65	$6,765

The total pre-tax intrinsic value for options exercised during the three months ended September 30, 2014 and 2013 was $0.1 million and $1.7 million, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

11. Restricted Stock

Under the 2007 Plan, during the three months ended September 30, 2014 the Company issued fully vested restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees and generally vest 25% at each one year anniversary from the date of grant.

Restricted stock award and restricted stock unit activity for the three months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Beginning outstanding	1,394	1,310
Awarded	693	619
Released	(367)	(294)
Forfeited	(55)	(53)
Ending outstanding	1,665	1,582

Index
Information regarding restricted stock awards and restricted stock units outstanding at September 30, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,665	1.81	$11,071
Shares expected to vest	917	1.40	$6,101

12. Litigation, Commitments, Contingencies and Leases

Litigation — At September 30, 2014, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

In addition, on March 21, 2013, the Company provided Fortis Advisors LLC, as representative of the former shareholders of M5 Networks, with a Claim Certificate disclosing certain claims for indemnification under the January 31, 2012 Agreement and Plan of Reorganization between M5 and the Company (the “Purchase Agreement”).  Thereafter, the Company and Fortis engaged in negotiations in an attempt to resolve the indemnification claims asserted by the Company.  In September 2013, the Company received notice of commencement of an arbitration proceeding by Fortis on behalf of the former shareholders of M5.  Through the arbitration, Fortis seeks a declaration that the Company’s claims for indemnification are precluded.  On October 11, 2013, the Company served its response, denying all of Fortis’ allegations and asserting counterclaims for breach of the Purchase Agreement and declaratory relief. The arbitrator held a hearing with the parties from October 13, 2014 through October 16, 2014, addressing certain of the Company’s claims. The parties are awaiting the decision from the arbitrator.

Indemnification asset — At September 30, 2014, the Company had a $5.7 million indemnification asset. The indemnification asset represents reimbursement the Company reasonably expects to receive from the escrow funds, currently held by a financial institution, pursuant to the M5 purchase agreement.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable capital and operating leases as of September 30, 2014, are as follows (in thousands):

Years Ending June 30,	Operating Leases	Capital Leases
2015 (remaining 9 months)	4,386	179
2016	5,872	48
2017	5,695	8
2018	5,044	-
2019	3,753	-
Therafter	4,944	-
Total minimum lease payments	$29,694	235

Less: amount representing interest		(3)
Present value of total minimum lease payments		232
Less: current portion liability		(177)
Capital lease obligation, net of current portion		$55

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on September 30, 2014.

Rent expense for the three months ended September 30, 2014 and 2013 was $1.1 million and $1.1 million, respectively.

Index
Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory totaling approximately $15.7 million as of September 30, 2014 and $21.2 million as of June 30, 2014.

Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of September 30, 2014.

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

13. Segment Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer (“CEO”). As a result of consolidating the management structure of the Company, commencing in the fourth quarter of fiscal 2014, the CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing, and sale of business communication solutions. Upon a change in reporting segments, ASC Topic 280 requires prior-period segment information to be recast to match the new reportable segment composition. As the Company now operates as a single segment, no additional disclosure of segment measures of profit or loss and total assets is applicable for all periods presented.

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2014	2013
United States of America	$83,467	$76,531
International	6,964	7,756
Total	$90,431	$84,287

Revenue from one value-added distributor accounted for approximately 28% and 25% of the total revenue during the three months ended September 30, 2014 and 2013, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region; furthermore, the Company does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	September 30, 2014	June 30, 2014
United States of America	$18,138	$18,704
International	936	897
Total	$19,074	$19,601

14. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three months ended September 30, 2014, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. These derivatives have maturities of approximately one month. The foreign exchange forward contracts outstanding as of September 30, 2014 are entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value is not material and is not reflected either as an asset or a liability.

Index
The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$640	$558
British pound	£1,670	2,706
Euro	€460	580
Total		$3,844

	June 30, 2014
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,060	$986
British pound	£2,540	4,303
Euro	€840	1,142
Total		$6,431

15. Subsequent Events

On October 22, 2014 the Company entered into an Amended and Restated Credit Agreement (“New Credit Facility”). This New Credit Facility replaces the Company’s previous Credit Facility. The New Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility matures on the fifth anniversary of its closing (October 22, 2019) and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings.  The borrowings under the New Credit Facility accrue interest either (at the election of the Company) at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays annual commitment fees during the term of the New Credit Facility which varies depending on the Company’s consolidated EBITDA. The New Credit Facility is secured by substantially all of the Company’s assets.

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

Index
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

We are successfully developing our next generation common platform that can be deployed across cloud, hybrid and on-premise environments through a single ShoreTel solution.

We sell our products through channel partners that market and sell our solutions to enterprises across all industry verticals, including small, medium and large companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We also offer our hosted and related services via our direct sales organization. The number of our authorized channel partners around the world was approximately 1,200 as of September 30, 2014. Our internal sales and marketing personnel support these channel partners in their selling efforts.

We are headquartered in Sunnyvale, California and have offices located throughout the United States, the United Kingdom, India, Canada, Singapore and Australia. Additionally, our ShoreTel Sky services are provided primarily from our data center in Texas. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 8% and 9% of our total revenue for the three months ended September 30, 2014 and 2013, respectively. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

In the three months ended September 30, 2014, we continued to grow our market share of the IP telephony market, both in the United States and worldwide. Our total revenue increased to $90.4 million for the three months ended September 30, 2014 from $84.3 million in the three months ended September 30, 2013, driven by sales and services delivered to new customers and add-on sales from existing customers.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at September 30, 2014 was $67.2 million, of which $49.6 million is expected to be recognized within one year.

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

Index
Operating expense. Our operating expenses are comprised primarily of compensation and benefits for our employees. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce as we grow, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Average revenue per user. We calculate the monthly average service revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly recurring revenue per customer divided by the average number of seats per customer. The average monthly recurring revenue per customer is calculated as the monthly recurring service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three months ended September 30, 2014 was approximately $45 as compared to $47 for the three months ended September 30, 2013. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of internet circuits to new customers as compared to the existing customer base.

Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services for the three months ended September 30, 2014 was approximately 2% as compared to 4% for the three months ended September 30, 2013.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Product revenue. Product revenue consists of sales of our business communication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 53% and 56% of our total revenue for the three months ended September 30, 2014 and 2013, respectively.

Support and services revenue.  Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 20% and 19% of our total revenue for the three months ended September 30, 2014 and 2013, respectively.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 27% and 25% of our total revenue for the three months ended September 30, 2014 and 2013, respectively.

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

Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We have capitalized software development costs incurred during the period from the date of determination of technological feasibility through the date of general release of the product to customers. We are devoting substantial resources to the development of additional functionality for existing products and the development of new products and related software applications. We intend to continue to make investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position.

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

General and administrative expenses. General and administrative expenses primarily relate to our executive, finance, human resources, legal and information technology organizations. General and administrative expenses primarily consist of personnel costs, professional fees for legal, board of directors' costs, accounting, tax, compliance and information systems, travel, recruiting expense, depreciation expense and facilities expenses. We expect that our general and administrative expense will increase during the second fiscal quarter as we have incurred additional professional services fees in connection with an unsolicited acquisition proposal.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2014 Annual Report on Form 10-K.

Index
Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for the three months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2014	2013
Revenue:
Product	$47,707	$47,682
Hosted and related services	24,891	20,739
Support and services	17,833	15,866
Total revenue	90,431	84,287
Cost of revenue:
Product	16,779	16,296
Hosted and related services	15,593	12,533
Support and services	4,281	4,282
Total cost of revenue	36,653	33,111
Gross profit	53,778	51,176
Operating expenses:
Research and development	13,661	13,280
Sales and marketing	29,016	27,666
General and administrative	9,991	10,629
Total operating expenses	52,668	51,575
Income (loss) from operations	1,110	(399)
Other income (expense):
Interest expense	(152)	(287)
Interest income and other (expense), net	(214)	(140)
Total other expense	(366)	(427)
Income (loss) before provision for income tax	744	(826)
Provision for income tax	378	209
Net income (loss)	$366	$(1,035)
Net income (loss) per share - basic	$0.01	$(0.02)
Net income (loss) per share - diluted	$0.01	$(0.02)
Shares used in computing net income (loss) per share - basic	62,967	59,543
Shares used in computing net income (loss) per share - diluted	64,571	59,543

Index
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,
	2014	2013
Revenue:
Product	53%	56%
Hosted and related services	27%	25%
Support and services	20%	19%
Total revenue	100%	100%
Cost of revenue:
Product	19%	19%
Hosted and related services	17%	15%
Support and services	5%	5%
Total cost of revenue	41%	39%
Gross profit	59%	61%
Operating expenses:
Research and development	15%	16%
Sales and marketing	32%	33%
General and administrative	11%	12%
Total operating expenses	58%	61%
Income (loss) from operations	1%	-
Other income (expense):
Interest expense	-	(1%)
Interest income and other (expense), net	-	-
Total other expense	-	(1%)
Income (Loss) before provision for income tax	1%	(1%)
Provision for income tax	-	-
Net income (loss)	1%	(1%)

Comparison of the three months ended September 30, 2014 and September 30, 2013

Revenue.

	Three Months Ended September 30,
	2014	2013	Change $	Change %
(in thousands, except percentages)
Product revenue	$47,707	$47,682	$25	-
Hosted and related services revenue	24,891	20,739	4,152	20%
Support and services revenue	17,833	15,866	1,967	12%
Total revenue	$90,431	$84,287	$6,144	7%

Total revenue increased by $6.1 million or 7% in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Index
Product revenue

Product revenue remained consistent at $47.7 million during both the three months ended September 30, 2014 and 2013.

Hosted and related services revenue

Hosted and related services revenue increased by $4.2 million or 20% in the three months ended September 30, 2014 as compared to the same period in the prior year. The increase in hosted and related services revenue was primarily due to continued growth in our customer and partner base, increase in our non-recurring revenue such as installation fees and usage based telecommunications charges as well as additional increases in the use of our services from existing customers.

Support and services revenue

Support and services revenue increased by $2.0 million or 12% in the three months ended September 30, 2014 as compared to the same period in the prior year. The increase in support and services revenue was primarily due to high renewal rates on maintenance contracts, increases in professional services revenue as well, as the continued expansion of our customer base resulting from sales to new customers who entered into post-contractual support agreements.

Cost of revenue and gross profit.

	Three Months Ended September 30,
	2014	2013	Change $		Change %
(in thousands, except percentages)
Product cost of revenue	$16,779	$16,296	$483		3%
Hosted and related services cost of revenue	15,593	12,533	3,060		24%
Support and services cost of revenue	4,281	4,282	(1)		0%
Total cost of revenue	$36,653	$33,111	$3,542		11%

Product gross profit	$30,928	$31,386	$(458)		(1%)
Hosted and related services gross profit	9,298	8,206	1,092		13%
Support and services gross profit	13,552	11,584	1,968		17%
Total gross profit	$53,778	$51,176	$2,602		5%

Product gross margin	65%	66%	n/	a	(1%)
Hosted and related services gross margin	37%	40%	n/	a	(2%)
Support and services gross margin	76%	73%	n/	a	3%
Total gross margin	59%	61%	n/	a	(2%)

The overall gross margin was 59% for the three months ended September 30, 2014 compared to 61% for the same period in the prior year.

Product Gross Margin

Product gross margins remained fairly consistent at 65% in the three months ended September 30, 2014 as compared to 66% in the same period in the prior year

Hosted and Related Services Gross Margin

Hosted and related service gross margin decreased to 37% in the three months ended September 30, 2014 as compared to 40% in the same period in the prior year primarily due to increased regulatory fees  and increased redundant facility costs as part of the consolidation and relocation of our data centers. As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other cost reductions in our service delivery platform.

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

Upon completion of our acquisition of M5 Networks, we have undertaken and plan to undertake several initiatives to create greater efficiencies in the delivery of our hosted services.  These initiatives include:

•	Consolidation of data centers;

•	Integration to common IP phones;

•	Integration of our customer support services teams;

•	Development of our next generation products.

While we believe that through the execution of these initiatives we will improve our gross margins over time, due to the nature of the unique costs identified above and the overall timing to execute our gross margin improvement initiatives, we do not anticipate that gross margins for our hosted and related services will be commensurate with that of premise business in the short term.

Support and Services Gross Margin

Support and services gross margins increased to 76% in the three months ended September 30, 2014 as compared to 73% in the same period in the prior year. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Operating expenses.

	Three Months Ended September 30,
	2014	2013	Change $	Change %
(in thousands, except percentages)
Research and development	$13,661	$13,280	$381	3%
Sales and marketing	29,016	27,666	1,350	5%
General and administration	9,991	10,629	(638)	(6%)

Research and development. Research and development expenses increased by $0.4 million, or 3%, during the three months ended September 30, 2014 as compared to the same period in the prior year. The increase in research and development expenses from the prior period is primarily due to an increase in equipment related costs of $0.2 million.

Sales and marketing. Sales and marketing expenses increased by $1.4 million, or 5%, in the three months ended September 30, 2014 as compared to the same period in the prior year. This increase in sales and marketing expenses is primarily due to an increase in personnel related costs including benefits, bonus and commissions of $1.2 million due to an increase in headcount and an increase in marketing event expenses of $0.5 million.

General and administrative. General and administrative expenses decreased by $0.6 million, or 6%, in the three months ended September 30, 2014 as compared to the same period in the prior year. The decrease in general and administrative expenses from the prior period is primarily due to a decrease in personnel related costs of $0.9 million, a decrease in sales tax expense of $0.4 million and a decrease in equipment related costs of $0.3 million, partially offset by an increase in the professional fees of $1.0 million.

Index
Other income (expense), net.

	Three Months Ended September 30,
	2014	2013	Change $	Change %
(in thousands, except percentages)
Interest expense	(152)	(287)	(135)	(47%)
Interest income and other (expense), net	(214)	(140)	74	53%

Interest expense. Interest expense decreased by $0.1 million or 47% in the three months ended September 30, 2014 as compared to the same period in the prior year primarily due to lower outstanding borrowings under our line of credit agreement during the three months ended September 30, 2014 as compared to the three months ended September 30 2013.

Interest income and other (expense), net. Interest income and other (expense), net, increased by $0.1 million or 53% in the three months ended September 30, 2014 compared to the same period in the prior year primarily as a result of an increase in our foreign exchange loss due to the weakening of certain foreign currencies in which we transact against the US dollar.
Provision for income tax.

	Three Months Ended September 30,
	2014	2013	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$378	$209	$169	81%

Provision for income tax. The provision for income taxes for the three months ended September 30, 2014 and 2013 is primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	September 30, 2014	June 30, 2014	Increase/ (Decrease)
Cash and cash equivalents	$57,283	$53,472	$3,811
Short-term investments	5,399	2,673	2,726
Total	$62,682	$56,145	$6,537

As of September 30, 2014, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $62.7 million, accounts receivable of $27.6 million and the balance of $50.0 million available for borrowing under our Credit Facility.

On March 15, 2012, we entered into a secured credit agreement (the “Credit Facility”).  The Credit Facility was amended on December 4, 2012 and again on June 2, 2014. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $50.0 million. The Credit Facility matures on the fifth anniversary of its closing (March 15, 2017) and is payable in full upon maturity. As of September 30, 2014, no amounts were outstanding under the Credit Facility.

On October 22, 2014, we entered into an Amended and Restated Credit Agreement (“New Credit Facility”) which provides for a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility amended and restated the prior Credit Facility. The New Credit Facility matures on the fifth anniversary of its closing (October 22, 2019) and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings. The Credit Facility contains customary representations and warranties and affirmative and negative covenants.

Index
The borrowings under the New Credit Facility accrue interest either (at our election) at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on our consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon our consolidated EBITDA. We also pay annual commitment fees during the term of the New Credit Facility which varies depending on our consolidated EBITDA. The New Credit Facility is secured by substantially all of our assets.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Three Months Ended September 30,
	2014	2013
Cash provided by operating activities	$11,110	$14,238
Cash provided by (used in) investing activities	(6,574)	314
Cash used in financing activities	(725)	(8,472)
Net increase in cash and cash equivalents	$3,811	$6,080

 Cash flows from operating activities

Net income (loss) during the three months ended September 30, 2014 and 2013 included non-cash charges of $2.5 million and $2.1 million in stock-based compensation expense, respectively, and depreciation and amortization of $5.0 million and $4.3 million, respectively.

 Cash provided by operating activities of $11.1 million during the three months ended September 30, 2014 reflects net changes in operating assets and liabilities, which provided $3.2 million of cash consisting primarily of a decrease in accounts receivable of $6.1 million due to improved collections, a decrease in inventories of $2.3 million, an increase in deferred revenue of $2.7 million and an increase in accrue and other liabilities of $1.7 million. These cash inflows were partially offset by an increase in prepaid expenses and other current assets of $2.8 million, a decrease in accounts payable of $3.2 million, a decrease in accrued employee compensation of $2.8 million and a decrease in accrued and taxes and surcharges of $0.8 million.

Cash provided by operating activities of $14.3 million during the three months ended September 30, 2013 also reflects net changes in operating assets and liabilities, which provided $8.4 million of cash consisting primarily of a decrease in accounts receivable of $6.0 million due to improved collections, a decrease in inventory of $1.1 million, an increase in accounts payable of $3.2 million and an increase in deferred revenue of $2.4 million. These cash inflows were partially offset by an increase in indemnification asset of $0.3 million, a decrease in accrued and other liabilities of $2.1 million, a decrease in accrued employee compensation of $1.2 million and a decrease in accrued taxes and surcharges of $0.7 million.

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

Net cash used in investing activities was $6.6 million during the three months ended September 30, 2014 primarily related to the purchase of short-term investments of $4.2 million, the purchase of property and equipment of $3.3 million and the purchases of patents, technology and internally developed software of $0.6 million, offset by $1.5 million in proceeds from maturities of our short term investments.

Index
Net cash provided by investing activities was $0.3 million during the three months ended September 30, 2013 primarily related to the maturities of short-term investments of $1.4 million, offset by purchase of property and equipment of $1.0 million.

Cash flows from financing activities

Net cash used in financing activities was $0.7 million for the three months ended September 30, 2014. In the three months ended September 30, 2014, we paid $0.8 million associated with employee tax obligations on the vesting of restricted stock units and paid $0.2 million in relation to our capital leases, offset by the receipt of $0.3 million from the exercise of stock options.

Net cash used in financing activities was $8.5 million for the three months ended September 30, 2013. In the three months ended September 30, 2013, we made repayments of $11.0 million under our Credit Facility, paid $0.4 million associated with employee tax obligations on the vesting of restricted stock units, paid $0.4 million in relation to our capital leases, offset by the receipt of $3.3 million from the exercise of stock options.
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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2014 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$29,694	$5,828	$11,493	$10,258	$2,115
Capital lease obligations	235	191	44	-	-
Line of credit	-	-	-	-	-
Non-cancellable purchase commitments (inventory and software licenses)	16,593	16,230	363	-	-
Outstanding letters of credit	635	635	-	-	-
Total	$47,157	$22,884	$11,900	$10,258	$2,115

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in the Australian dollar, British pound and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of September 30, 2014, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.6 million.

We do not have any material changes in the market risk and the interest rate risk disclosure included in the “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2014.
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

Index
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

There were no material changes in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2014.

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

Date: November 7, 2014

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy Chief Financial Officer (Principal Accounting and Financial Officer)

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Form 8-K filed on September 15, 2014).

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management Compensatory Plan or Arrangement

(1)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.