Form 10-Q
period 2014-12-31
ShoreTel Inc
filed 2015-02-06
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

As of January 23, 2015, 64,160,234 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES
FORM 10-Q for the Quarter Ended December 31, 2014

Index
PART I. FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$67,427	$53,472
Short-term investments	8,255	2,673
Accounts receivable, net of allowances of $588 as of December 31, 2014 and $636 as of June 30, 2014	31,427	33,758
Inventories	19,356	26,501
Indemnification asset	2,075	5,606
Prepaid expenses and other current assets	11,217	7,991
Total current assets	139,757	130,001
Property and equipment - net	20,273	19,601
Goodwill	122,750	122,750
Intangible assets - net	25,120	28,479
Other assets	2,875	3,119
Total assets	$310,775	$303,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,695	$16,975
Accrued liabilities and other	19,584	13,399
Accrued employee compensation	15,441	16,527
Accrued taxes and surcharges	10,115	12,186
Deferred revenue	50,450	46,937
Total current liabilities	110,285	106,024

Long-term deferred revenue	17,961	17,539
Other long-term liabilities	2,797	2,994
Total liabilities	131,043	126,557
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 64,146 and 62,824 shares as of December 31, 2014 and June 30, 2014, respectively	353,369	344,546
Accumulated other comprehensive income (loss)	(7)	1
Accumulated deficit	(173,630)	(167,154)
Total stockholders’ equity	179,732	177,393
Total liabilities and stockholders’ equity	$310,775	$303,950

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue:
Product	$46,913	$46,557	$94,620	$94,239
Hosted and related services	25,763	21,719	50,654	42,458
Support and services	18,191	16,209	36,024	32,075
Total revenue	90,867	84,485	181,298	168,772
Cost of revenue:
Product	15,613	16,341	32,392	32,637
Hosted and related services	15,663	14,078	31,256	26,611
Support and services	4,301	4,207	8,582	8,489
Total cost of revenue	35,577	34,626	72,230	67,737
Gross profit	55,290	49,859	109,068	101,035
Operating expenses:
Research and development	13,272	12,281	26,933	25,561
Sales and marketing	29,301	27,355	58,317	55,021
General and administrative	10,562	10,398	20,553	21,027
Settlements and defense fees	8,422	-	8,422	-
Total operating expenses	61,557	50,034	114,225	101,609
Loss from operations	(6,267)	(175)	(5,157)	(574)
Other income (expense):
Interest expense	(107)	(205)	(260)	(492)
Interest income and other (expense), net	(343)	(334)	(556)	(474)
Total other expense	(450)	(539)	(816)	(966)
Loss before provision for income tax	(6,717)	(714)	(5,973)	(1,540)
Provision for income tax	125	226	503	435
Net loss	$(6,842)	$(940)	$(6,476)	$(1,975)
Net loss per share - basic and diluted	$(0.11)	$(0.02)	$(0.10)	$(0.03)
Shares used in computing net loss per share - basic and diluted	63,728	60,809	63,348	60,177

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Net loss	$(6,842)	$(940)	$(6,476)	$(1,975)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on short-term investments	(1)	(1)	(8)	6
Other comprehensive income (loss)	(1)	(1)	(8)	6

Comprehensive loss	$(6,843)	$(941)	$(6,484)	$(1,969)

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,476)	$(1,975)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,663	8,866
Stock-based compensation expense	4,585	4,197
Amortization of premium on investments	49	74
Loss on disposal of property and equipment	12	278
Provision for doubtful accounts receivable	25	125
Change in fair value of purchase consideration	-	107
Impairment of indemnification asset	3,584	-
Fair value of escrow settlement modification	611	-
Changes in assets and liabilities:
Accounts receivable	2,306	6,155
Inventories	7,309	(8)
Indemnification asset	(53)	126
Prepaid expenses and other current assets	(3,226)	520
Other assets	244	207
Accounts payable	(2,952)	3,841
Accrued liabilities and other	6,426	(2,389)
Accrued employee compensation	(1,086)	2,162
Accrued taxes and surcharges	(2,071)	(212)
Deferred revenue	3,935	5,693
Net cash provided by operating activities	22,885	27,767

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(5,503)	(7,206)
Purchases of investments	(7,896)	-
Proceeds from sales/maturities of investments	2,257	2,353
Purchases of patents, technology and internally developed software	(1,077)	-
Net cash used in investing activities	(12,219)	(4,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,191	6,867
Taxes paid on vested and released stock awards	(953)	(544)
Debt issuance costs	(622)	-
Payments made under line of credit	-	(20,000)
Payments made under capital leases	(327)	(786)
Net cash provided by (used in) financing activities	3,289	(14,463)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,955	8,451
CASH AND CASH EQUIVALENTS - Beginning of period	53,472	43,775
CASH AND CASH EQUIVALENTS - End of period	$67,427	$52,226

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$201	$352
Cash paid for taxes	$496	$122

NONCASH INVESTING AND FINANCING ACTIVITIES:

Property, plant and equipment acquired on capital lease	$-	$123
Unpaid portion of property and equipment purchases included in period-end accruals	$1,718	$762

 See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (referred to herein as “the Company”) is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. The Company focuses on the small and medium sized businesses (less than 5,000 users), with a Unified Communications (“UC”) platform so that they can communicate anytime, anyplace, and through any device that they chose. The Company’s strategy is to provide customers with a flexible choice of deployment options: either operating its ShoreTel solution in their own premise-based data centers, subscribing to its cloud-based ShoreTel Sky communication services or a hybrid combination of both offerings.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of December 31, 2014, and for the three and six months ended December 31, 2014 and 2013 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 2.3 million weighted shares and 2.0 million weighted shares were not included in the computation of diluted net loss per share for the three and six months ended December 31, 2014, respectively because such securities were anti-dilutive. Dilutive securities of 2.5 million weighted shares and 4.4 million weighted shares were not included in the computation of diluted net loss per share for the three and six months ended December 31, 2013, respectively, because such securities were anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of December 31, 2014, all of the Company’s cash, cash equivalents and short-term investments were managed by several financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 24% of total accounts receivable at December 31, 2014. At June 30, 2014 the same value-added distributor accounted for 31% of the total accounts receivable.

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

Index
3. Balance Sheet Details
Balance Sheet Components Consist of the Following:

	December 31,	June 30,
	2014	2014
	(Amounts in thousands)
Inventories:
Raw materials	$100	$120
Distributor inventory	1,503	1,535
Finished goods	17,753	24,846
Total inventories	$19,356	$26,501

Property and equipment:
Computer equipment and tooling	$37,814	$33,286
Software	4,443	4,077
Furniture and fixtures	3,367	3,331
Leasehold improvements & others	7,233	6,554
Total property and equipment	52,857	47,248
Less accumulated depreciation and amortization	(32,584)	(27,647)
Property and equipment – net	$20,273	$19,601

Deferred revenue:
Product	$5,308	$6,281
Support and services	56,832	53,290
Hosted and related services	6,271	4,905
Total deferred revenue	$68,411	$64,476

Depreciation expense for the three months ended December 31, 2014 and 2013 was $2.6 million and $1.9 million, respectively. Depreciation expense for the six months ended December 31, 2014 and 2013 was $5.2 million and $3.7 million, respectively.

Intangible Assets:
Intangible assets consist of the following (in thousands):

	December 31, 2014			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,970	$(3,440)	$530	$3,970	$(3,185)	$785
Technology	26,644	(16,865)	9,779	26,644	(14,486)	12,158
Customer relationships	23,600	(9,706)	13,894	23,300	(7,764)	15,536
Intangible assets in process and other	917	-	917	-	-	-
Intangible assets	$55,131	$(30,011)	$25,120	$53,914	$(25,435)	$28,479

The intangible assets that are amortizable have estimated useful lives of two to eight years.

Index
Research and development costs are expensed as incurred. In accordance with ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established; therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant. However, during the three and six months ended December 31, 2014, the Company capitalized $0.5 million and $0.9 million, respectively, of such software related to ongoing development of a product that has yet to be released to the market. The Company did not capitalize any software development costs for the three and six months ended December 31, 2013. Such costs will be amortized using the straight-line method over the estimated economic life of the product. The Company will evaluate the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life.

Amortization of intangible assets for the three months ended December 31, 2014 and 2013 was $2.1 million and $2.6 million, respectively. Amortization of intangible assets for the six months ended December 31, 2014 and 2013 was $4.3 million and $5.1 million, respectively.

The estimated amortization expenses for intangible assets, excluding intangible assets in process and other that are not yet placed into service, as of December 31, 2014 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2015 (remaining 6 months)	3,845
2016	7,436
2017	5,946
2018	3,951
2019	2,815
Thereafter	210
Total	$24,203

Short-Term Investments:
The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2014
Corporate notes and commercial paper	$8,262	$-	$(7)	$8,255
Total short-term investments	$8,262	$-	$(7)	$8,255

As of June 30, 2014
Corporate notes and commercial paper	$2,672	$1	$-	$2,673
Total short-term investments	$2,672	$1	$-	$2,673

Index
The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of December 31, 2014
Less than 1 year	$8,262	$8,255
Total	$8,262	$8,255

	Amortized Cost	Fair Value
As of June 30, 2014
Less than 1 year	$2,672	$2,673
Total	$2,672	$2,673

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

4. Fair Value Disclosure

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$3,768	$3,768	$-	$-
Short-term investments:
Corporate notes and commercial paper	8,255	-	8,255	-
Total assets measured and recorded at fair value	$12,023	$3,768	$8,255	$-

The above table excludes $63.7 million of cash balances on deposit at banks.

Index
	June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$11,011	$11,011	$-	$-
Short-term investments:
Corporate notes and commercial paper	2,673	-	2,673	-
Total assets measured and recorded at fair value	$13,684	$11,011	$2,673	$-

The above table excludes $42.5 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during the three and six months ended December 31, 2014 and 2013, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment in the three and six months ended December 31, 2014 that required a nonrecurring fair value analysis to be performed on non-financial assets.

5. Line of Credit

On October 22, 2014 the Company entered into an Amended and Restated Credit Agreement (“New Credit Facility”). This New Credit Facility replaces the Company’s previous credit facility. The New Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility matures on the fifth anniversary of its closing (October 22, 2019) and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings.  The borrowings under the New Credit Facility accrue interest (at the election of the Company) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the New Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays annual commitment fees during the term of the New Credit Facility which varies depending on the Company’s consolidated EBITDA. The New Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements. As of December 31, 2014, the Company had $93.4 million available for borrowing under the New Credit Facility.

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of December 31, 2014.

Index
As of December 31, 2014, no amounts were outstanding under the New Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the New Credit Facility.

6. Income Taxes

The Company recorded an income tax provision of $0.1 million and $0.2 million for the three months ended December 31, 2014 and 2013, respectively and $0.5 million and $0.4 million for the six months ended December 31, 2014 and 2013, respectively.

The tax provisions of $0.1 million and $0.5 million determined for the three months and six months ended December 31, 2014 respectively, and the tax provisions of $0.2 million and $0.4 million for the three and six months ended December 31, 2013, are primarily comprised of United States federal alternative minimum tax, state taxes and foreign income taxes. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.  The Company’s resulting effective tax rate differs from the applicable statutory rate primarily due to the valuation allowance against its deferred tax assets in select jurisdictions.

The Company maintains liabilities for uncertain tax positions. As of December 31, 2014 and June 30, 2014, the Company’s total amount of unrecognized tax benefits was $4.8 million and $4.2 million, respectively. Of the total of $4.8 million of unrecognized tax benefit as of December 31, 2014, none, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2002 through 2013 remain open and subject to tax examination by the appropriate federal or state taxing authorities. The Tax Increase Prevention Act of 2014 (“Act”) was signed into law on December 19, 2014.  The Act contains a number of provisions including, most notably, an extension of the United States federal research tax credit through December 31, 2014.  The Act did not have a material impact on our effective tax rate for fiscal 2015 due to the effect of the valuation allowance on the Company's deferred tax assets.

7. Common Stock

Common Shares Reserved for Issuance

At December 31, 2014, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	16,596
Reserved under employee stock purchase plan	422
Total	17,018

Index
 8. Stock-Based Compensation

The following table shows total non-cash stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of product revenue	$13	$16	$49	$45
Cost of hosted and related services revenue	293	183	636	232
Cost of support and services revenue	118	126	298	373
Research and development	461	402	1,119	966
Sales and marketing	585	510	1,296	1,054
General and administrative	576	846	1,187	1,527
	$2,046	$2,083	$4,585	$4,197

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (“ESPP”) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Expected life from grant date of option (in years)	5.05	5.31	5.05-5.09	5.43
Expected life from grant date of ESPP (in years)	0.50	0.50	0.50	0.50
Risk free interest rate for options	1.60%	1.44%	1.60% - 1.70%	1.51%
Risk free interest rate for ESPP	0.09%	0.10%	0.06% - 0.09%	0.07% - 0.10%
Expected volatility for options	50%	65%	50%	66%
Expected volatility for ESPP	43%	48%	43%	42% - 48%
Expected dividend yield	0%	0%	0%	0%

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of December 31, 2014, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $7.1 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.8 years.

Index
9. Stock Option Plan

Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2014	6,324	$5.37
Options granted (weighted average fair value $3.01 per share)	1,351	6.67
Options exercised	(656)	4.73
Options cancelled/forfeited	(130)	5.94
Balance at December 31, 2014	6,889	$5.67	6.58	$13,209
Vested and expected to vest at December 31, 2014	5,728	$5.54	6.07	$11,415
Options exercisable at December 31, 2014	3,868	$5.50	4.79	$8,154

The total pre-tax intrinsic value for options exercised during the three and six months ended December 31, 2014 was $1.8 million and $1.9 million, respectively, and $1.9 million and $3.6 million for the three and six months ended December 31, 2013, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

11. Restricted Stock

Under the 2007 Plan, during the six months ended December 31, 2014 and 2013 the Company issued fully vested restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees and generally vest 25% at each one year anniversary from the date of grant.

Index
Restricted stock award and restricted stock unit activity for the three and six months ended December 31, 2014 and 2013 is as follows (in thousands):

	Six Months Ended
	December 31,
	2014	2013
Beginning outstanding	1,394	1,310
Awarded	762	781
Released	(486)	(384)
Forfeited	(101)	(115)
Ending outstanding	1,569	1,592

 Information regarding restricted stock awards and restricted stock units outstanding at December 31, 2014 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,569	1.70	$11,529
Shares expected to vest	889	1.31	$6,531

12. Litigation, Commitments, Contingencies and Leases

Litigation — At December 31, 2014, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Arbitration — In addition, on March 21, 2013, the Company provided Fortis Advisors LLC (“Fortis”), as representative of the former shareholders of M5 Networks, with a Claim Certificate disclosing certain claims for indemnification under the January 31, 2012 Agreement and Plan of Reorganization between M5 and the Company (the “Purchase Agreement”). Thereafter, the Company and Fortis engaged in negotiations in an attempt to resolve the indemnification claims asserted by the Company. In September 2013, the Company received notice of commencement of an arbitration proceeding by Fortis on behalf of the former shareholders of M5.  Through the arbitration, Fortis seeks a declaration that the Company’s claims for indemnification are precluded. On October 11, 2013, the Company served its response, denying all of Fortis’ allegations and asserting counterclaims for breach of the Purchase Agreement and declaratory relief. The arbitrator held a hearing with the parties from October 13, 2014 through October 16, 2014, addressing certain of the Company’s claims. The arbitrator issued his ruling on December 5, 2014.

The Company and Fortis came to a tentative agreement to settle the escrow claim with a payout in cash to the Company in the amount of $2.1 million, with all other cash and shares held in escrow being released to the former shareholders of M5. As the settlement payout ratio of cash and stock mix differed from the Purchase Agreement, the Company recognized a $0.6 million modification accounting charge related to the change in fair value of foregone stock per the Purchase Agreement. The fair value of the common stock was measured using the closing price of our common stock as of December 31, 2014 and will be adjusted based on the final settlement date.

Per the Purchase Agreement, the non- prevailing party is required to reimburse professional fees of the prevailing party. The arbitration ruling in December 2014 determined the former M5 shareholders to be the prevailing party, thus the Company was deemed to be required to reimburse professional fees incurred by former M5 shareholders related to the escrow proceedings. The Company and Fortis came to a tentative agreement to settle the professional fee reimbursement for $2.5 million, as such, the Company recognized this amount as a professional fee reimbursement charge classified as settlements and defense fees within the consolidated statement of operations for the three and six months ended December 31, 2014.

Indemnification asset — As a result of the tentative settlement made between the parties noted above, the Company recorded an impairment of the related indemnification asset to adjust the carrying value to the amount it will realize from the related escrow proceeds. During the six months ended December 31, 2014, the Company has recorded an impairment charge of $3.6 million classified as settlements and defense fees within the consolidated statement of operations. The carrying amount of the indemnification asset was $2.1 million at December 31, 2014.

Index
Contingencies — During the quarter ended December 31, 2014 the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) resulting from a withholding tax audit of payments made to non-U.S. vendors during calendar years 2008 through 2012.  The NOPA asserts a liability for under-withheld tax of approximately $2.0 million, plus related penalties and estimated interest of approximately $1.3 million. While the Company disagrees with a majority of the IRS’ assertions and proposed liability, the Company accrued for the probable liability and recorded an expense classified as settlements and defense fees within the consolidated statement of operations of $1.1 million for the three and six months ended December 31, 2014.

Settlements and defense fees — Settlements and defense fees within the consolidated statement of operations of $8.4 million for the three and six months ended December 31, 2014 were comprised of a $3.6 million impairment of the indemnification asset charge, a $2.5 million accrual for professional fee reimbursement, a $0.6 million modification accounting charge related to the change in fair value of foregone stock per the Purchase Agreement, $1.1 million related to an IRS proposed adjustment and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal. There were no corresponding charges for the three and six months ended December 31, 2013.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable capital and operating leases as of December 31, 2014, are as follows (in thousands):

Years Ending June 30,	Operating Leases	Capital Leases
2015 (remaining 6 months)	2,977	71
2016	6,007	48
2017	5,831	8
2018	5,121	-
2019	3,746	-
Therafter	4,944	-
Total minimum lease payments	$28,626	127

Less: amount representing interest		(1)
Present value of total minimum lease payments		126
Less: current portion liability		(93)
Capital lease obligation, net of current portion		$33

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on December 31, 2014.

Rent expense for the three months ended December 31, 2014 and 2013 was $1.8 million and $1.0 million, respectively. Rent expense for the six months ended December 31, 2014 and 2013 was $2.9 million and $2.1 million, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory totaling approximately $20.4 million as of December 31, 2014 and $21.2 million as of June 30, 2014.

Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of December 31, 2014.

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

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
United States of America	$83,172	$76,219	$166,639	$152,749
International	7,695	8,266	14,659	16,023
Total	$90,867	$84,485	$181,298	$168,772

Revenue from one value-added distributor accounted for approximately 24% and 23% of the total revenue during the three months ended December 31, 2014 and 2013, respectively and 26% and 24% of the total revenue during the six months ended December 31, 2014 and 2013, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region; furthermore, the Company does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	December 31,	June 30,
	2014	2014
United States of America	$19,309	$18,704
International	964	897
Total	$20,273	$19,601

14. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three and six months ended December 31, 2014, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. These derivatives have maturities of approximately one month. The foreign exchange forward contracts outstanding as of December 31, 2014 are entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value is not material and is not reflected either as an asset or a liability.

Index
The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,360	$1,102
British pound	£2,210	$3,430
Canadian dollar	$620	$530
Euro	€740	$882
Total		$5,944

	June 30, 2014
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,060	$986
British pound	£2,540	4,303
Euro	€840	1,142
Total		$6,431

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our solution is available for businesses to operate in their own premise-based data centers and on a hosted, cloud-based platform. Premise-based systems are comprised of our switches, IP phones and software applications which work with our unique IP distributed architecture to provide a brilliantly simple, integrated communication system. Our hosted systems are comprised of ShoreTel designed and developed software delivered to the customers as a managed service along with our phones and software applications. We anticipate that our cloud-based system sales will grow at a faster rate than our premise-based system sales. Accordingly, we will continue to invest in cloud-based infrastructure and channel development to help enable our growth.

ShoreTel is currently developing its next generation common platform that can be deployed across cloud, hybrid and on-premises environments through a single ShoreTel solution.

We sell our products through channel partners that market and sell our solutions to enterprises across all industry verticals, including small, medium and large companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We also offer our hosted and related services via our direct sales organization. The number of our authorized channel partners around the world was approximately 1,200 as of December 31, 2014. Our internal sales and marketing personnel support these channel partners in their selling efforts.

Index
We are headquartered in Sunnyvale, California and have offices located throughout North America, Europe, Asia and Australia. Additionally, our ShoreTel Sky services are provided primarily from our data center in Texas. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 8% and 10% of our total revenue for the three months ended December 31, 2014 and 2013, respectively, and 8% and 9% for six months ended December 31, 2014 and 2013, respectively. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

In the three and six months ended December 31, 2014, we continued to grow our market share of the IP telephony market, both in the United States and worldwide. Our total revenue increased to $90.9 million for the three months ended December 31, 2014 from $84.5 million in the three months ended December 31 2013, and total revenue increased to $181.3 million for the six months ended December 31, 2014 from $168.8 million for the six months ended December 31, 2013, driven by sales and services delivered to new customers and add-on sales from existing customers.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at December 31, 2014 was $68.4 million, of which $50.4 million is expected to be recognized within one year.

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

Average revenue per user. We calculate the monthly average service revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly revenue per customer divided by the average number of seats per customer. The average monthly revenue per customer is calculated as the monthly service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three months ended December 31, 2014 was approximately $52 as compared to $55 for the three months ended December 31, 2013. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of telecommunications circuits to new customers as compared to the existing customer base.

Index
Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services for the three months ended December 31, 2014 was approximately 5% as compared to 4% for the three months ended December 31, 2013.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Product revenue. Product revenue consists of sales of our business communication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 52% and 55% of our total revenue for the three months ended December 31, 2014 and 2013, respectively and 52% and 56% of our total revenue for the six months ended December 31, 2014 and 2013, respectively.

Support and services revenue.  Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 20% and 19% of our total revenue for the three months ended December 31, 2014 and 2013, respectively, and 20% and 19% of our total revenue for the six months ended December 31, 2014 and 2013, respectively.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, regulatory and telecommunications fees, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 28% and 26% of our total revenue for the three months ended December 31, 2014 and 2013, respectively, and 28% and 25% of our total revenue for the six months ended December 31, 2014 and 2013, respectively.

Cost of revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of products sold. Cost of support and services revenue consists of salary and related overhead costs of personnel engaged in support and service activities including our technical assistance center. Cost of hosted and related services revenue consists of personnel and related costs of the hosted services, data center costs, data communication cost, costs of regulatory and telecommunications fees, carrier cost and amortization of intangible assets.

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

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing, promotional and lead generation programs, branding and advertising, trade shows, sales demonstration equipment, professional services fees, amortization of intangible assets, and facilities expenses.  We plan to continue to invest in development of our distribution channel by increasing the size of our field sales force to enable us to expand into new geographies and further increase our sales to enterprise customers.  We plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.  We expect that sales and marketing expenses will be our largest operating expense category.

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

Settlements and defense fees. Settlements and defense fees relate to one-time charges related to settlement offers made by the Company and professional fees incurred in connection with an unsolicited acquisition proposal.

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

Provision for income taxes. Provision for income taxes includes federal, state and foreign tax on our income as well as any adjustments made to our valuation allowance for deferred tax assets. Since our inception, we have accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach.  Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying current enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and six months ended December 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Index
Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for the three and six months ended December 31 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue:
Product	$46,913	$46,557	$94,620	$94,239
Hosted and related services	25,763	21,719	50,654	42,458
Support and services	18,191	16,209	36,024	32,075
Total revenue	90,867	84,485	181,298	168,772
Cost of revenue:
Product	15,613	16,341	32,392	32,637
Hosted and related services	15,663	14,078	31,256	26,611
Support and services	4,301	4,207	8,582	8,489
Total cost of revenue	35,577	34,626	72,230	67,737
Gross profit	55,290	49,859	109,068	101,035
Operating expenses:
Research and development	13,272	12,281	26,933	25,561
Sales and marketing	29,301	27,355	58,317	55,021
General and administrative	10,562	10,398	20,553	21,027
Settlements and defense fees	8,422	-	8,422	-
Total operating expenses	61,557	50,034	114,225	101,609
Loss from operations	(6,267)	(175)	(5,157)	(574)
Other income (expense):
Interest expense	(107)	(205)	(260)	(492)
Interest income and other (expense), net	(343)	(334)	(556)	(474)
Total other expense	(450)	(539)	(816)	(966)
Loss before provision for income tax	(6,717)	(714)	(5,973)	(1,540)
Provision for income tax	125	226	503	435
Net loss	$(6,842)	$(940)	$(6,476)	$(1,975)
Net loss per share - basic and diluted	$(0.11)	$(0.02)	$(0.10)	$(0.03)
Shares used in computing net loss per share - basic and diluted	63,728	60,809	63,348	60,177

Index
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue:
Product	52%	55%	52%	56%
Hosted and related services	28%	26%	28%	25%
Support and services	20%	19%	20%	19%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	17%	19%	18%	19%
Hosted and related services	17%	17%	17%	16%
Support and services	5%	5%	5%	5%
Total cost of revenue	39%	41%	40%	40%
Gross profit	61%	59%	60%	60%
Operating expenses:
Research and development	15%	15%	15%	15%
Sales and marketing	32%	32%	32%	33%
General and administrative	12%	12%	11%	12%
Settlements and defense fees	9%	-	5%	-
Total operating expenses	68%	59%	63%	60%
Loss from operations	(7%)	-	(3%)	-
Other income (expense):
Interest expense	-	-	-	(1%)
Interest income and other (expense), net	-	(1%)	(1%)	-
Total other expense	-	(1%)	(1%)	(1%)
Loss before provision for income tax	(7%)	(1%)	(4%)	(1%)
Provision for income tax	-	-	-	-
Net loss	(7%)	(1%)	(4%)	(1%)

Comparison of the three and six months ended December 31 2014 and December 31, 2013
Revenue.

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
(in thousands, except percentages)
Product revenue	$46,913	$46,557	$356	1%	$94,620	$94,239	$381	0%
Hosted and related services revenue	25,763	21,719	4,044	19%	50,654	42,458	8,196	19%
Support and services revenue	18,191	16,209	1,982	12%	36,024	32,075	3,949	12%
Total revenue	$90,867	$84,485	$6,382	8%	$181,298	$168,772	$12,526	7%

Total revenue increased by $6.4 million or 8% in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.

Total revenue increased by $12.5 million or 7% in the six months ended December 31, 2014 as compared to the six months ended December 31, 2013.

Index
Product revenue

Product revenue increased slightly to $46.9 million during the three months ended December 31, 2014 as compared to $46.6 million for the same period in the prior year.

Product revenue increased slightly to $94.6 million during the six months ended December 31, 2014 as compared to $94.2 million for the same period in the prior year.

Hosted and related services revenue

Hosted and related services revenue increased by $4.0 million or 19% and $8.2 million or 19% in the three and six months ended December 31, 2014, respectively, as compared to the same periods in the prior year. The increases in hosted and related services revenue were primarily due to continued growth in our customer and partner base, increase in our non-recurring revenue such as installation fees and usage based telecommunications charges as well as additional increases in the use of our services from existing customers.

Support and services revenue

Support and services revenue increased by $2.0 million or 12% and $3.9 million or 12% in the three and six months ended December 31, 2014, respectively, as compared to the same periods in the prior year. The increases in support and services revenue were primarily due to high renewal rates on maintenance contracts, increases in professional services revenue as well, as the continued expansion of our customer base resulting from sales to new customers who entered into post-contractual support agreements.

Cost of revenue and gross profit.

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
(in thousands, except percentages)
Product cost of revenue	$15,613	$16,341	$(728)	(4%)	$32,392	$32,637	$(245)	(1%)
Hosted and related services cost of revenue	15,663	14,078	1,585	11%	31,256	26,611	4,645	17%
Support and services cost of revenue	4,301	4,207	94	2%	8,582	8,489	93	1%
Total cost of revenue	$35,577	$34,626	$951	3%	$72,230	$67,737	$4,493	7%

Product gross profit	$31,300	$30,216	$1,084	4%	$62,228	$61,602	$626	1%
Hosted and related services gross profit	10,100	7,641	2,459	32%	19,398	15,847	3,551	22%
Support and services gross profit	13,890	12,002	1,888	16%	27,442	23,586	3,856	16%
Total gross profit	$55,290	$49,859	$5,431	11%	$109,068	$101,035	$8,033	8%

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2014	2013	Net Change	2014	2013	Net Change
Product gross margin	67%	65%	2%	66%	65%	1%
Hosted and related services gross margin	39%	35%	4%	38%	37%	1%
Support and services gross margin	76%	74%	2%	76%	74%	2%
Total gross margin	61%	59%	2%	60%	60%	-

The overall gross margin was 61% for the three months ended December 31, 2014 compared to 59% for the same period in the prior year.

The overall gross margin remained consistent at 60% for both the six months ended December 31, 2014 and 2013.

Product Gross Margin

Product gross margins increased slightly to 67% in the three months ended December 31, 2014 as compared to 65% in the same period in the prior year.  Product gross margins remained fairly consistent at 66% in the six months ended December 31, 2014 as compared to 65% in the same period in the prior year.  The increases from the prior periods are primarily due to product mix resulting from the introduction and related acceptance of the Company’s new 400 series phone which have a lower cost.

Index
Hosted and Related Services Gross Margin

Hosted and related service gross margin increased to 39% in the three months ended December 31, 2014 as compared to 35% in the same period in the prior year. Hosted and related service gross margin remained relatively consistent at 38% in the six months ended December 31, 2014 as compared to 37% in the same period in the prior year. The increases from prior periods are primarily due to operating efficiencies gained in our deployment model and related reorganization efforts to help enhance product development of the next generation products.

As the related hosted business continues to expand and grow, we anticipate that we will realize improvements in our gross margins as we achieve synergies and other operating leverage in our service delivery platform.

Our hosted business service offering includes cost elements that are unique to the hosted service offering which in turn, impacts the overall hosted service and related services gross margins. Specifically, as part of our hosted service offering, we provide our customers unlimited domestic calling plans and internet service plans. To provide calling services, we purchase and resell minutes and calling plans from various national and regional telecommunication carriers. Additionally, we purchase and resell telecommunications circuits from various local and national internet service providers as a service to our customers. As a result of reselling calling plans, telecommunications circuits and providing internet data plans to our customers, we incur various regulatory charges. In addition, the hosted gross margin is impacted by the amortization of intangible assets related to the acquisition of M5 Networks, Inc. (“M5”).

Upon completion of our acquisition of M5, we have undertaken and plan to undertake several initiatives to create greater efficiencies in the delivery of our hosted services.  These initiatives include:

•	Consolidation of data centers;

•	Integration to common IP phones;

•	Integration of our customer support services teams; and

•	Development of our next generation products.

While we believe that through the execution of these initiatives we will improve our gross margins over time, due to the nature of the unique costs identified above and the overall timing to execute our gross margin improvement initiatives, we do not anticipate that gross margins for our hosted and related services will be commensurate with that of premise business in the short term.

Support and Services Gross Margin

Support and services gross margins increased to 76% in both the three and six months ended December 31, 2014 as compared to 74% in the same periods in the prior year. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Operating expenses.

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
(in thousands, except percentages)
Research and development	$13,272	$12,281	$991	8%	$26,933	$25,561	$1,372	5%
Sales and marketing	29,301	27,355	1,946	7%	58,317	55,021	3,296	6%
General and administration	10,562	10,398	164	2%	20,553	21,027	(474)	(2%)
Settlements and defense fees	8,422	-	8,422	100%	8,422	-	8,422	100%

Research and development. Research and development expenses increased by $1.0 million, or 8%, during the three months ended December 31, 2014 as compared to the same period in the prior year. The increase in research and development expenses from the prior period was primarily due to an increase in personnel related costs including benefits and bonus of $0.8 million.

Research and development expenses increased by $1.4 million, or 5%, during the six months ended December 31, 2014 as compared to the same period in the prior year. The increase in research and development expenses from the prior period was primarily due to an increase in personnel related costs including benefits and bonus of $0.8 million due to an increase in headcount and an increase in equipment related costs of $0.3 million.

Index
Sales and marketing. Sales and marketing expenses increased by $1.9 million, or 7%, in the three months ended December 31, 2014 as compared to the same period in the prior year. This increase in sales and marketing expenses was primarily due to an increase in personnel related costs including benefits, bonus and commissions of $1.0 million due to an increase in headcount and an increase in marketing expenses of $1.0 million primarily due to increased advertising, website costs and partner referral fees.

Sales and marketing expenses increased by $3.3 million, or 6%, in the six months ended December 31, 2014 as compared to the same period in the prior year. This increase in sales and marketing expenses was primarily due to an increase in personnel related costs including benefits, bonus and commissions of $2.2 million due to an increase in headcount and an increase in marketing expenses of $1.5 million primarily due to increased advertising costs and partner referral fees.

General and administrative. General and administrative expenses increased slightly to $10.6 million for the three months ended December 31, 2014 from $10.4 million for the three months ended December 31, 2013.

General and administrative expenses decreased by $0.5 million or 2% in the three months ended December 31, 2014 as compared to the same period in the prior year. The decrease in general and administrative expense was primarily due to a decrease in sales tax expense of $0.9 million, a decrease in personnel related costs including benefits and bonus of $0.8 million and a decrease in facilities costs of $0.3 million, offset by an increase in professional fees of $1.6 million.

Settlements and defense fees. Settlements and defense fees of $8.4 million for the three and six months ended December 31, 2014 were comprised of $6.7 million related to a tentative settlement on escrow claims related to the acquisition of M5, $1.1 million related to an Internal Revenue Service proposed adjustment for the 2008 through 2012 tax years and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal. The $6.7 million related to a tentative settlement on escrow claims was comprised of a $3.6 million impairment of the indemnification asset charge, a $2.5 million accrual for professional fee reimbursement and a $0.6 million modification accounting charge related to the change in fair value of foregone stock per the Agreement and Plan of Reorganization between M5 and the Company. There were no corresponding charges for the three and six months ended December 31, 2013.

Other income (expense), net.

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
(in thousands, except percentages)
Interest expense	$(107)	$(205)	$(98)	(48%)	$(260)	$(492)	$(232)	(47%)
Interest income and other (expense), net	(343)	(334)	9	3%	(556)	(474)	82	17%

Interest expense. Interest expense decreased by $0.1 million or 48% in the three months ended December 31, 2014 as compared to the same period in the prior year.  Interest expense decreased by $0.2 million or 47% in the six months ended December 31, 2014 as compared to the same period in the prior year. These decreases were primarily due to lower outstanding borrowings under our line of credit agreement during the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013.

Interest income and other (expense), net. Interest income and other (expense), net, remained consistent at $0.3 million for the three months ended December 31, 2014 and 2013. Interest income and other (expense), net, increased by $0.1 million or 17% in the six months ended December 31, 2014 as compared to the same period in the prior year primarily as a result of an increase in our foreign exchange loss due to the weakening of certain foreign currencies in which we transact against the US dollar.

Provision for income tax.

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$125	$226	$(101)	(45%)	$503	$435	$68	16%

Index
Provision for income tax. The provision for income taxes for the three and six months ended December 31, 2014 and 2013 was primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	December 31,	June 30,	Increase/
	2014	2014	(Decrease)
Cash and cash equivalents	$67,427	$53,472	$13,955
Short-term investments	8,255	2,673	5,582
Total	$75,682	$56,145	$19,537

As of December 31, 2014, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $75.7 million, accounts receivable of $31.4 million and the balance of $93.4 million available for borrowing under our New Credit Facility.

On October 22, 2014, we entered into an Amended and Restated Credit Agreement (“New Credit Facility”) which provides for a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility amended and restated the prior credit facility. The New Credit Facility matures on the fifth anniversary of its closing (October 22, 2019) and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings. The New Credit Facility contains customary representations and warranties and affirmative and negative covenants. As of December 31, 2014, no amounts were outstanding under the New Credit Facility.

The borrowings under the New Credit Facility accrue interest (at our election) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on our consolidated EBITDA (as defined in the New Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon our consolidated EBITDA. We also pay annual commitment fees during the term of the New Credit Facility which varies depending on our consolidated EBITDA. The New Credit Facility is secured by substantially all of our assets.

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

Index
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Six Months Ended
	December 31,
	2014	2013
Cash provided by operating activities	$22,885	$27,767
Cash used in investing activities	(12,219)	(4,853)
Cash provided by (used in) financing activities	3,289	(14,463)
Net increase in cash and cash equivalents	$13,955	$8,451

 Cash flows from operating activities

Net loss during the six months ended December 31, 2014 and 2013 included non-cash charges of $4.6 million and $4.2 million in stock-based compensation expense, respectively, depreciation and amortization of $9.7 million and $8.9 million, respectively. Net loss during the six months ended December 31, 2014 included a charge related to the impairment of the indemnification asset of $3.6 million with no corresponding charge in the six months ended December 31, 2013.

 Cash provided by operating activities of $22.9 million during the six months ended December 31, 2014 reflects net changes in operating assets and liabilities, which provided $10.8 million of cash consisting primarily of a decrease in inventory of $7.3 million, an decrease in accounts receivable of $2.3 million due to improved collections, an increase in accrued liabilities and other of $6.4 million and an increase in deferred revenue of $3.9 million. These cash inflows were partially offset by an increase in prepaid expenses and other current assets of $3.2 million, a decrease in accounts payable of $3.0 million, a decrease in accrued taxes and surcharges of $2.1 million and a decrease in accrued employee compensation of $1.1 million.

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

Net cash used in investing activities was $12.2 million during the six months ended December 31, 2014 primarily related to the purchase of short-term investments of $7.9 million, the purchase of property and equipment of $5.5 million and the purchases of patents, technology and internally developed software of $1.1 million, offset by $2.3 million in proceeds from maturities of our short term investments.

Net cash used in investing activities was $4.9 million during the six months ended December 31, 2013 primarily related to the purchase of property and equipment of $7.2 million offset by $2.3 million in proceeds from maturities of our short term investments.

Cash flows from financing activities

Net cash provided by financing activities was $3.3 million for the six months ended December 31, 2014. During the six months ended December 31, 2014, we received $5.2 million from the exercise of stock options, offset by the payment of $1.0 million associated with employee tax obligations on the vesting of restricted stock units, the payment of $0.6 million of financing costs associated with the New Credit Facility and the payment of $0.3 million in relation to our capital leases.

Index
Net cash used in financing activities was $14.5 million for the six months ended December 31, 2013. In the six months ended December 31, 2013, we made repayments of $20.0 million under our Credit Facility, paid $0.5 million associated with employee tax obligations on the vesting of restricted stock units, paid $0.8 million in relation to our capital leases, offset by the receipt of $6.9 million from the exercise of stock options.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2014 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$28,626	$5,984	$11,626	$9,136	$1,880
Capital lease obligations	127	95	32	-	-
Line of credit	-	-	-	-	-
Non-cancellable purchase commitments (inventory and software licenses)	21,102	20,860	242	-	-
Outstanding letters of credit	635	635	-	-	-
Total	$50,490	$27,574	$11,900	$9,136	$1,880

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in the Australian dollar, British pound, Canadian dollar and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of December 31, 2014, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.6 million.

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

Date: February 6, 2015

ShoreTel, Inc.

By:	/s/ Michael E. Healy
Michael E. Healy Chief Financial Officer (Principal Accounting and Financial Officer)

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1
$100,000,000 Senior Secured Credit Facilities Amended and Restated Credit Agreement dated as of October 22, 2014 among the Company, the lenders named therein and Silicon Valley Bank and Amendment Letter dated as of December 1, 2014

10.2	Amended and Restated Guarantee and Collateral Agreement dated as of October 22, 2014.

31.1(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management Compensatory Plan or Arrangement

(1)	This certification accompanying this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.