Form 10-Q
period 2015-03-31
ShoreTel Inc
filed 2015-05-08
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

As of April 24, 2015, 64,554,917 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended March 31, 2015

Index
PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$76,243	$53,472
Short-term investments	8,141	2,673
Accounts receivable, net of allowances of $588 as of March 31, 2015 and $636 as of June 30, 2014	22,657	33,758
Inventories	16,887	26,501
Indemnification asset	-	5,606
Prepaid expenses and other current assets	13,460	7,991
Total current assets	137,388	130,001
Property and equipment, net	20,107	19,601
Goodwill	122,750	122,750
Intangible assets, net	23,518	28,479
Other assets	3,003	3,119
Total assets	$306,766	$303,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,414	$16,975
Accrued liabilities and other	18,322	13,399
Accrued employee compensation	14,896	16,527
Accrued taxes and surcharges	9,603	12,186
Deferred revenue	48,782	46,937
Total current liabilities	105,017	106,024

Long-term deferred revenue	17,557	17,539
Other long-term liabilities	3,472	2,994
Total liabilities	126,046	126,557
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 64,473 and 62,824 shares as of March 31, 2015 and June 30, 2014, respectively	356,948	344,546
Accumulated other comprehensive income (loss)	(4)	1
Accumulated deficit	(176,224)	(167,154)
Total stockholders’ equity	180,720	177,393
Total liabilities and stockholders’ equity	$306,766	$303,950

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue:
Product	$39,461	$43,410	$134,081	$137,649
Hosted and related services	27,220	22,617	77,874	65,075
Support and services	18,321	16,374	54,345	48,449
Total revenue	85,002	82,401	266,300	251,173
Cost of revenue:
Product	15,646	15,817	48,038	48,454
Hosted and related services	14,873	14,357	46,129	40,968
Support and services	4,534	4,137	13,116	12,626
Total cost of revenue	35,053	34,311	107,283	102,048
Gross profit	49,949	48,090	159,017	149,125
Operating expenses:
Research and development	13,557	11,480	40,490	37,041
Sales and marketing	29,249	27,960	87,566	82,981
General and administrative	9,328	9,479	29,881	30,506
Settlements and defense fees	53	-	8,475	-
Total operating expenses	52,187	48,919	166,412	150,528
Loss from operations	(2,238)	(829)	(7,395)	(1,403)
Other income (expense):
Interest expense	(130)	(94)	(390)	(586)
Interest income and other (expense), net	(262)	(29)	(818)	(503)
Total other expense	(392)	(123)	(1,208)	(1,089)
Loss before provision for (benefit from) income tax	(2,630)	(952)	(8,603)	(2,492)
Provision for (benefit from) income tax	(36)	252	467	687
Net loss	$(2,594)	$(1,204)	$(9,070)	$(3,179)
Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.14)	$(0.05)
Shares used in computing net loss per share - basic and diluted	64,297	61,749	63,660	60,693

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Net loss	$(2,594)	$(1,204)	$(9,070)	$(3,179)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on short-term investments	3	(2)	(5)	4
Other comprehensive income (loss)	3	(2)	(5)	4

Comprehensive loss	$(2,591)	$(1,206)	$(9,075)	$(3,175)

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,070)	$(3,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,338	13,629
Stock-based compensation expense	6,310	5,926
Amortization of premium on investments	86	96
Loss on disposal of property and equipment	12	278
Provision for doubtful accounts receivable	75	175
Change in fair value of purchase consideration	-	111
Impairment of indemnification asset	3,584	-
Fair value of escrow settlement modification	664	-
Changes in assets and liabilities:
Accounts receivable	11,026	5,348
Inventories	9,479	(4,981)
Indemnification asset	2,022	825
Prepaid expenses and other current assets	(5,469)	(1,786)
Other assets	116	456
Accounts payable	(2,576)	6,359
Accrued liabilities and other	6,439	(2,514)
Accrued employee compensation	(1,631)	538
Accrued taxes and surcharges	(2,583)	(375)
Purchase consideration	-	(320)
Deferred revenue	1,863	6,958
Net cash provided by operating activities	34,685	27,544

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(9,393)	(8,925)
Purchases of investments	(9,566)	(562)
Proceeds from sales/maturities of investments	4,007	4,290
Purchases of patents, technology and internally developed software	(1,405)	-
Net cash used in investing activities	(16,357)	(5,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,431	14,247
Taxes paid on vested and released stock awards	(1,003)	(616)
Debt issuance costs	(611)	-
Payments made under line of credit	-	(25,000)
Payments made under capital leases	(374)	(1,122)
Payments of contingent consideration related to prior business combination	-	(3,368)
Net cash provided by (used in) financing activities	4,443	(15,859)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,771	6,488
CASH AND CASH EQUIVALENTS - Beginning of period	53,472	43,775
CASH AND CASH EQUIVALENTS - End of period	$76,243	$50,263

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$226	$424
Cash paid for taxes	$656	$610

NONCASH INVESTING AND FINANCING ACTIVITIES:

Property, plant and equipment acquired on capital lease	$-	$123
Unpaid portion of property and equipment purchases included in period-end accruals	$61	$590

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

2.	Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of March 31, 2015, and for the three and nine months ended March 31, 2015 and 2014 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 2.4 million weighted shares and 2.1 million weighted shares were not included in the computation of diluted net loss per share for the three and nine months ended March 31, 2015, respectively because such securities were anti-dilutive. Dilutive securities of 1.3 million weighted shares and 2.9 million weighted shares were not included in the computation of diluted net loss per share for the three and nine months ended March 31, 2014, respectively, because such securities were anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of March 31, 2015, all of the Company’s cash, cash equivalents and short-term investments were managed by several financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 25% of total accounts receivable at March 31, 2015. At June 30, 2014 the same value-added distributor accounted for 31% of the total accounts receivable.

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

Index
3.	Balance Sheet Details

Balance Sheet Components Consist of the Following:

	March 31, 2015	June 30, 2014
	(Amounts in thousands)
Inventories:
Raw materials	$94	$120
Distributor inventory	1,132	1,535
Finished goods	15,661	24,846
Total inventories	$16,887	$26,501

Property and equipment:
Computer equipment and tooling	$38,969	$33,286
Software	5,072	4,077
Furniture and fixtures	3,416	3,331
Leasehold improvements and others	7,931	6,554
Total property and equipment	55,388	47,248
Less accumulated depreciation and amortization	(35,281)	(27,647)
Property and equipment, net	$20,107	$19,601

Deferred revenue:
Product	$3,658	$6,281
Support and services	56,564	53,290
Hosted and related services	6,117	4,905
Total deferred revenue	$66,339	$64,476

Depreciation expense for the three months ended March 31, 2015 and 2014 was $2.7 million and $2.3 million, respectively. Depreciation expense for the nine months ended March 31, 2015 and 2014 was $7.9 million and $6.0 million, respectively.

Intangible Assets:

Intangible assets consist of the following (in thousands):

	March 31, 2015			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,970	$(3,541)	$429	$3,970	$(3,185)	$785
Technology	26,644	(17,873)	8,771	26,644	(14,486)	12,158
Customer relationships	23,300	(10,228)	13,072	23,300	(7,764)	15,536
Intangible assets in process and other	1,246	-	1,246	-	-	-
Intangible assets	$55,160	$(31,642)	$23,518	$53,914	$(25,435)	$28,479

The intangible assets that are amortizable have estimated useful lives of two to eight years.

Index
Research and development costs are expensed as incurred. In accordance with ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established; therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant. However, during the three and nine months ended March 31, 2015, the Company capitalized $0.3 million and $1.2 million, respectively, of such software related to ongoing development of a product that has yet to be released to the market. The Company did not capitalize any software development costs for the three and nine months ended March 31, 2014. Such costs will be amortized using the straight-line method over the estimated economic life of the product. The Company will evaluate the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life.

Amortization of intangible assets for the three months ended March 31, 2015 and 2014 was $1.9 million and $2.5 million, respectively. Amortization of intangible assets for the nine months ended March 31, 2015 and 2014 was $6.2 million and $7.5 million, respectively.

The estimated amortization expenses for intangible assets, excluding intangible assets in process and other that are not yet placed into service, as of March 31, 2015 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2015 (remaining 3 months)	1,914
2016	7,436
2017	5,946
2018	3,951
2019	2,815
Thereafter	210
Total	$22,272

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2015
Corporate notes and commercial paper	$8,145	$1	$(5)	$8,141
Total short-term investments	$8,145	$1	$(5)	$8,141

As of June 30, 2014
Corporate notes and commercial paper	$2,672	$1	$-	$2,673
Total short-term investments	$2,672	$1	$-	$2,673

Index
The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of March 31, 2015
Less than 1 year	$7,794	$7,790
Due in 1 to 3 years	351	351
Total	$8,145	$8,141

	Amortized Cost	Fair Value
As of June 30, 2014
Less than 1 year	$2,672	$2,673
Total	$2,672	$2,673

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

4.	Fair Value Disclosure

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$3,885	$3,885	$-	$-
Short-term investments:
Corporate notes and commercial paper	8,141	-	8,141	-
Total assets measured and recorded at fair value	$12,026	$3,885	$8,141	$-

The above table excludes $72.4 million of cash balances on deposit at banks.

Index
	June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$11,011	$11,011	$-	$-
Short-term investments:
Corporate notes and commercial paper	2,673	-	2,673	-
Total assets measured and recorded at fair value	$13,684	$11,011	$2,673	$-

The above table excludes $42.5 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during the three and nine months ended March 31, 2015 and 2014, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment in the three and nine months ended March 31, 2015 that required a nonrecurring fair value analysis to be performed on non-financial assets.

5.	Line of Credit

On October 22, 2014 the Company entered into an Amended and Restated Credit Agreement (“New Credit Facility”). This New Credit Facility replaces the Company’s previous credit facility. The New Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility matures on the fifth anniversary of its closing (October 22, 2019) and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings.  The borrowings under the New Credit Facility accrue interest (at the election of the Company) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the New Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays annual commitment fees during the term of the New Credit Facility which varies depending on the Company’s consolidated EBITDA. The New Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, net of the financing costs, in the Company’s consolidated financial statements. As of March 31, 2015, the Company had $94.0 million available for borrowing under the New Credit Facility.

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of March 31, 2015.

Index
As of March 31, 2015, no amounts were outstanding under the New Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the New Credit Facility.

6.	Income Taxes

The Company recorded an income tax benefit of $36,000 and an income tax provision of $0.3 million for the three months ended March 31, 2015 and 2014, respectively and $0.5 million and $0.7 million for the nine months ended March 31, 2015 and 2014, respectively.

The tax benefit of $36,000 and tax provision of $0.5 million determined for the three months and nine months ended March 31, 2015 respectively, and the tax provisions of $0.3 million and $0.7 million for the three and nine months ended March 31, 2014, respectively, are primarily comprised of United States federal alternative minimum tax, state taxes and foreign income taxes. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.  The Company’s resulting effective tax rate differs from the applicable statutory rate primarily due to the valuation allowance against its deferred tax assets in select jurisdictions.

The Company maintains liabilities for uncertain tax positions. As of March 31, 2015 and June 30, 2014, the Company’s total amount of unrecognized tax benefits was $4.8 million and $4.2 million, respectively. Of the total of $4.8 million of unrecognized tax benefit as of March 31, 2015, none, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the years 2002 through 2014 remain open and subject to tax examination by the appropriate federal or state taxing authorities. The Tax Increase Prevention Act of 2014 (“Act”) was signed into law on December 19, 2014.  The Act contains a number of provisions including, most notably, an extension of the United States federal research tax credit through December 31, 2014.  The Act did not have a material impact on our effective tax rate for fiscal 2015 due to the effect of the valuation allowance on the Company's deferred tax assets.

7.	Common Stock

Common Shares Reserved for Issuance

At March 31, 2015, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	19,473
Reserved under employee stock purchase plan	1,063
Total	20,536

Index
8.	Stock-Based Compensation

The following table shows total non-cash stock-based compensation expense included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Cost of product revenue	$12	$14	$61	$59
Cost of hosted and related services revenue	285	195	921	427
Cost of support and services revenue	96	112	394	485
Research and development	381	416	1,500	1,382
Sales and marketing	530	579	1,826	1,633
General and administrative	421	413	1,608	1,940
	$1,725	$1,729	$6,310	$5,926

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (“ESPP”) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Expected life from grant date of option (in years)	5.04	5.04	5.04 - 5.09	5.04 - 5.44
Expected life from grant date of ESPP (in years)	0.50	0.50	0.50	0.50
Risk free interest rate for options	1.45%	1.59%	1.45 - 1.70%	1.44 - 1.59%
Risk free interest rate for ESPP	0.09%	0.09%	0.06 - 0.09%	0.07 - 0.09%
Expected volatility for options	50%	54%	50%	54 - 66%
Expected volatility for ESPP	43%	48%	43%	42 - 48%
Expected dividend yield	0%	0%	0%	0%

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of March 31, 2015, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $6.0 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.6 years.

Index
9.	Stock Option Plan

Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2014	6,324	$5.37
Options granted (weighted average fair value $3.02 per share)	1,391	6.69
Options exercised	(940)	4.57
Options cancelled/forfeited	(157)	5.81
Balance at March 31, 2015	6,618	$5.75	6.25	$9,285
Vested and expected to vest at March 31, 2015	5,597	$5.72	5.83	$8,269
Options exercisable at March 31, 2015	3,781	$5.72	4.63	$6,052

The total pre-tax intrinsic value for options exercised during the three and nine months ended March 31, 2015 was $0.9 million and $2.8 million, respectively, and $3.2 million and $6.8 million for the three and nine months ended March 31, 2014, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

In February of fiscal 2015 and 2014, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 641,464 and 611,987 shares, respectively.

11.	Restricted Stock

Under the 2007 Plan, during the nine months ended March 31, 2015 and 2014 the Company issued fully vested restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer.

In addition, restricted stock units can be issued under the 2007 Plan to eligible employees and generally vest 25% at each one year anniversary from the date of grant.

Index
Restricted stock award and restricted stock unit activity for the three and nine months ended March 31, 2015 and 2014 is as follows (in thousands):

	Nine Months Ended March 31,
	2015	2014
Beginning outstanding	1,394	1,310
Awarded	790	812
Released	(526)	(423)
Forfeited	(133)	(193)
Ending outstanding	1,525	1,506

Information regarding restricted stock awards and restricted stock units outstanding at March 31, 2015 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,525	1.49	$10,399
Shares expected to vest	920	1.11	$6,273

12.	Litigation, Commitments, Contingencies and Leases

Litigation — As of March 31, 2015, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. With the exception of the item specifically noted herein, due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

On September 15, 2011, a lawsuit was filed against the Company and several other companies in the United States District Court for the Eastern District of Texas. The plaintiff, a patent holding company, alleges that the Company infringes plaintiff’s patent. On March 5, 2013, the court stayed the case pending the outcome of inter partes review proceedings with the United States Patent and Trademark Office. On January 6, 2015, the court issued an order reopening the case and lifting the stay. While the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a loss of up to $3.0 million in excess of the amount accrued as of March 31, 2015.

Arbitration — In addition, on March 21, 2013, the Company provided Fortis Advisors LLC (“Fortis”), as representative of the former shareholders of M5 Networks, with a Claim Certificate disclosing certain claims for indemnification under the January 31, 2012 Agreement and Plan of Reorganization between M5 and the Company (the “Purchase Agreement”). Thereafter, the Company and Fortis engaged in negotiations in an attempt to resolve the indemnification claims asserted by the Company. In September 2013, the Company received notice of commencement of an arbitration proceeding by Fortis on behalf of the former shareholders of M5.  Through the arbitration, Fortis sought a declaration that the Company’s claims for indemnification be precluded. On October 11, 2013, the Company served its response, denying all of Fortis’ allegations and asserting counterclaims for breach of the Purchase Agreement and declaratory relief. The arbitrator held a hearing with the parties from October 13, 2014 through October 16, 2014, addressing certain of the Company’s claims. The arbitrator issued his ruling on the matter on December 5, 2014.

On February 19, 2015, the Company and Fortis entered into an agreement to settle the escrow claim with a payout in cash to the Company in the amount of $2.1 million, with all other cash and shares held in escrow being released to the former shareholders of M5. As the settlement payout ratio of cash and stock mix differed from the Purchase Agreement, the Company recognized a $0.7 million modification accounting charge related to the change in fair value of foregone stock per the Purchase Agreement. The fair value of the common stock was measured using the closing price of our common stock as of February 19, 2015, the final settlement date.

Index
Per the Purchase Agreement, the non- prevailing party was required to reimburse professional fees of the prevailing party. The arbitration ruling in December 2014 determined the former M5 shareholders to be the prevailing party, thus the Company was deemed to be required to reimburse professional fees incurred by former M5 shareholders related to the escrow proceedings. The Company and Fortis entered into an agreement to settle the professional fee reimbursement for $2.5 million, as such, the Company recognized this amount as a professional fee reimbursement charge classified as settlements and defense fees within the consolidated statement of operations for the nine months ended March 31, 2015.

Indemnification asset — As a result of the settlement made between the parties noted above, the Company recorded an impairment of the related indemnification asset to adjust the carrying value to the amount it realized from the related escrow proceeds. During the nine months ended March 31, 2015, the Company has recorded an impairment charge of $3.6 million classified as settlements and defense fees within the consolidated statement of operations. The carrying amount of the indemnification asset was zero at March 31, 2015 as the settlement amount of $2.1 million was received during the three months ended March 31, 2015.

Contingencies — During the three months ended December 31, 2014 the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) resulting from a withholding tax audit of payments made to non-U.S. vendors during calendar years 2008 through 2012.  The NOPA asserts a liability for under-withheld tax of approximately $2.0 million, plus related penalties and estimated interest of approximately $1.3 million. While the Company disagrees with a majority of the IRS’ assertions and proposed liability, the Company accrued for the probable liability and recorded an expense classified as settlements and defense fees within the consolidated statement of operations of $1.1 million for the nine months ended March 31, 2015.

Settlements and defense fees — Settlements and defense fees within the consolidated statement of operations of $8.5 million for the nine months ended March 31, 2015 were comprised of a $3.6 million impairment of the indemnification asset charge, a $2.5 million charge for professional fee reimbursement, a $0.7 million modification accounting charge related to the change in fair value of foregone stock per the Purchase Agreement, $1.1 million related to an IRS proposed adjustment and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal. There were no corresponding charges for the nine months ended March 31, 2014.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable capital and operating leases as of March 31, 2015, are as follows (in thousands):

Years Ending June 30,	Operating Leases	Capital Leases
2015 (remaining 3 months)	1,494	23
2016	5,866	48
2017	5,661	8
2018	5,022	-
2019	3,746	-
Therafter	4,944	-
Total minimum lease payments	$26,733	79

Less: amount representing interest		-
Present value of total minimum lease payments		79
Less: current portion liability		(54)
Capital lease obligation, net of current portion		$25

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on March 31, 2015.

Rent expense for the three months ended March 31, 2015 and 2014 was $1.2 million and $1.1 million, respectively. Rent expense for the nine months ended March 31, 2015 and 2014 was $4.1 million and $3.1 million, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory totaling approximately $15.3 million as of March 31, 2015 and $21.2 million as of June 30, 2014.

Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of March 31, 2015.

Index
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

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
United States of America	$78,063	$74,948	$244,702	$227,697
International	6,939	7,453	21,598	23,476
Total	$85,002	$82,401	$266,300	$251,173

Revenue from one value-added distributor accounted for approximately 26% of the total revenue during both the three months ended March 31, 2015 and 2014, respectively and 26% and 25% of the total revenue during the nine months ended March 31, 2015 and 2014, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region; furthermore, the Company does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	March 31, 2015	June 30, 2014
United States of America	$19,165	$18,704
International	942	897
Total	$20,107	$19,601

14.	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three and nine months ended March 31, 2015, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. These derivatives have maturities of approximately one month. The foreign exchange forward contracts outstanding as of March 31, 2015 are entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value is not material and is not reflected either as an asset or a liability.

Index
The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,660	$1,248
British pound	£2,320	3,412
Canadian dollar	$520	406
Euro	€680	722
Total		$5,788

	June 30, 2014
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,060	$986
British pound	£2,540	4,303
Euro	€840	1,142
Total		$6,431

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index
We sell our products through channel partners that market and sell our solutions to enterprises across all industry verticals, including small, medium and large companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We also offer our hosted and related services via our direct sales organization. The number of our authorized channel partners around the world was approximately 1,200 as of March 31, 2015. Our internal sales and marketing personnel support these channel partners in their selling efforts.

We are headquartered in Sunnyvale, California and have offices located throughout North America, Europe, Asia and Australia. Additionally, our ShoreTel Sky services are provided primarily from our data center in Texas. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 8% and 9% of our total revenue for the three months ended March 31, 2015 and 2014, respectively, and 8% and 9% for nine months ended March 31, 2015 and 2014, respectively. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

Our total revenue increased to $85.0 million for the three months ended March 31, 2015 from $82.4 million in the three months ended March 31, 2014, and total revenue increased to $266.3 million for the nine months ended March 31, 2015 from $251.2 million for the nine months ended March 31, 2014, driven by sales and services delivered to new customers and add-on sales and support services delivered to existing customers.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at March 31, 2015 was $66.3 million, of which $48.8 million is expected to be recognized within one year.

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

Gross margin for hosted and related services is lower than the gross margins for support and services and product and is impacted primarily by the reselling of broadband circuits to customers, employee-related expense, data communication cost, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in hosted and related services revenue, the gross margins may reflect improvement due to synergies and other cost reductions in our service delivery platform.

Operating expense. Our operating expenses are comprised primarily of compensation and benefits for our employees. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce as we grow, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Index
Average revenue per user. We calculate the monthly average revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly revenue per customer divided by the average number of seats per customer. The average monthly revenue per customer is calculated as the monthly service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three months ended March 31, 2015 was approximately $53 as compared to $54 for the three months ended March 31, 2014. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of telecommunications circuits to new customers as compared to the existing customer base.

Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in that period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services for the three months ended March 31, 2015 was approximately 8% as compared to 5% for the three months ended March 31, 2014.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Product revenue. Product revenue consists of sales of our business communication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 46% and 53% of our total revenue for the three months ended March 31, 2015 and 2014, respectively and 50% and 55% of our total revenue for the nine months ended March 31, 2015 and 2014, respectively.

Support and services revenue.  Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 22% and 20% of our total revenue for the three months ended March 31, 2015 and 2014, respectively, and 21% and 19% of our total revenue for the nine months ended March 31, 2015 and 2014, respectively.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, regulatory and telecommunications fees, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers typically enter into 12 month service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 32% and 27% of our total revenue for the three months ended March 31, 2015 and 2014, respectively, and 29% and 26% of our total revenue for the nine months ended March 31, 2015 and 2014, respectively.

Cost of revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of products sold. Cost of support and services revenue consists of salary and related overhead costs of personnel engaged in support and service. Cost of hosted and related services revenue consists of personnel and related costs of the hosted services, data center costs, data communication cost, costs of regulatory and telecommunications fees, carrier cost and amortization of intangible assets.

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

Settlements and defense fees. Settlements and defense fees relate to one-time charges related to probable and estimable litigation settlement amounts and professional fees incurred in connection with an unsolicited acquisition proposal.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and nine months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Index
Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for the three and nine months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue:
Product	$39,461	$43,410	$134,081	$137,649
Hosted and related services	27,220	22,617	77,874	65,075
Support and services	18,321	16,374	54,345	48,449
Total revenue	85,002	82,401	266,300	251,173
Cost of revenue:
Product	15,646	15,817	48,038	48,454
Hosted and related services	14,873	14,357	46,129	40,968
Support and services	4,534	4,137	13,116	12,626
Total cost of revenue	35,053	34,311	107,283	102,048
Gross profit	49,949	48,090	159,017	149,125
Operating expenses:
Research and development	13,557	11,480	40,490	37,041
Sales and marketing	29,249	27,960	87,566	82,981
General and administrative	9,328	9,479	29,881	30,506
Settlements and defense fees	53	-	8,475	-
Total operating expenses	52,187	48,919	166,412	150,528
Loss from operations	(2,238)	(829)	(7,395)	(1,403)
Other income (expense):
Interest expense	(130)	(94)	(390)	(586)
Interest income and other (expense), net	(262)	(29)	(818)	(503)
Total other expense	(392)	(123)	(1,208)	(1,089)
Loss before provision for (benefit from) income tax	(2,630)	(952)	(8,603)	(2,492)
Provision for (benefit from) income tax	(36)	252	467	687
Net loss	$(2,594)	$(1,204)	$(9,070)	$(3,179)
Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.14)	$(0.05)
Shares used in computing net loss per share - basic and diluted	64,297	61,749	63,660	60,693

Index
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue:
Product	46%	53%	50%	55%
Hosted and related services	32%	27%	29%	26%
Support and services	22%	20%	21%	19%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	18%	19%	18%	19%
Hosted and related services	18%	18%	17%	17%
Support and services	5%	5%	5%	5%
Total cost of revenue	41%	42%	40%	41%
Gross profit	59%	58%	60%	59%
Operating expenses:
Research and development	16%	14%	15%	15%
Sales and marketing	35%	34%	33%	33%
General and administrative	11%	11%	11%	12%
Settlements and defense fees	-	-	3%	-
Total operating expenses	62%	59%	62%	60%
Loss from operations	(3%)	(1%)	(2%)	(1%)
Other income (expense):
Interest expense	-	-	-	-
Interest income and other (expense), net	-	-	(1%)	-
Total other expense	-	-	(1%)	-
Loss before provision for (benefit from) income tax	(3%)	(1%)	(3%)	(1%)
Provision for (benefit from) income tax	-	-	-	-
Net loss	(3%)	(1%)	(3%)	(1%)

Comparison of the three and nine months ended March 31, 2015 and March 31, 2014

Revenue.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
(in thousands, except percentages)
Product revenue	$39,461	$43,410	$(3,949)	(9%)	$134,081	$137,649	$(3,568)	(3%)
Hosted and related services revenue	27,220	22,617	4,603	20%	77,874	65,075	12,799	20%
Support and services revenue	18,321	16,374	1,947	12%	54,345	48,449	5,896	12%
Total revenue	$85,002	$82,401	$2,601	3%	$266,300	$251,173	$15,127	6%

Total revenue increased by $2.6 million or 3% in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Total revenue increased by $15.1 million or 6% in the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014.

Index
Product revenue

Product revenue decreased by $3.9 million or 9% during the three months ended March 31, 2015 as compared to the same period in the prior year. The decrease in product revenue during the three months ended March 31, 2015 was primarily due to the decline in new customer volume.

Product revenue decreased by $3.6 million or 3% during the nine months ended March 31, 2015 as compared to the same period in the prior year. The decrease in product revenue for the nine months ended March 31, 2015 was primarily due to the decline in new customer volume during the three months ended March 31, 2015.

Hosted and related services revenue

Hosted and related services revenue increased by $4.6 million or 20% and $12.8 million or 20% in the three and nine months ended March 31, 2015, respectively, as compared to the same periods in the prior year. The increases in hosted and related services revenue were primarily due to continued growth in our customer base, increase in our non-recurring revenue such as installation fees and usage based telecommunications charges as well as additional increases in the use of our services from existing customers.

Support and services revenue

Support and services revenue increased by $1.9 million or 12% and $5.9 million or 12% in the three and nine months ended March 31, 2015, respectively, as compared to the same periods in the prior year. The increases in support and services revenue were primarily due to our ability to maintain high renewal rates on maintenance contracts, increases in professional services revenue as well as the continued expansion of our customer base resulting from sales to new customers who entered into post-contractual support agreements.

Cost of revenue and gross profit.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
(in thousands, except percentages)
Product cost of revenue	$15,646	$15,817	$(171)	(1%)	$48,038	$48,454	$(416)	(1%)
Hosted and related services cost of revenue	14,873	14,357	516	4%	46,129	40,968	5,161	13%
Support and services cost of revenue	4,534	4,137	397	10%	13,116	12,626	490	4%
Total cost of revenue	$35,053	$34,311	$742	2%	$107,283	$102,048	$5,235	5%

Product gross profit	$23,815	$27,593	$(3,778)	(14%)	$86,043	$89,195	$(3,152)	(4%)
Hosted and related services gross profit	12,347	8,260	4,087	49%	31,745	24,107	7,638	32%
Support and services gross profit	13,787	12,237	1,550	13%	41,229	35,823	5,406	15%
Total gross profit	$49,949	$48,090	$1,859	4%	$159,017	$149,125	$9,892	7%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015	2014	Net Change	2015	2014	Net Change
Product gross margin	60%	64%	(4%)	64%	65%	(1%)
Hosted and related services gross margin	45%	37%	8%	41%	37%	4%
Support and services gross margin	75%	75%	-	76%	74%	2%
Total gross margin	59%	58%	1%	60%	59%	1%

The overall gross margin was 59% for the three months ended March 31, 2015 compared to 58% for the same period in the prior year.

The overall gross margin was 60% for the nine months ended March 31, 2015 compared to 59% for the same period in the prior year.

Product Gross Margin

Product gross margins decreased to 60% for the three months ended March 31, 2015 as compared to 64% in the same period in the prior year. The decrease from prior period was due to the recognition of a $1.9 million expense during the three months ended March 31, 2015 representing estimated legal settlement for a pending legal matter with no corresponding charge in the prior period.

Index
Product gross margins decreased slightly to 64% in the nine months ended March 31, 2015 as compared to 65% in the same period in the prior year.

Hosted and Related Services Gross Margin

Hosted and related service gross margin increased to 45% in the three months ended March 31, 2015 as compared to 37% in the same period in the prior year. Hosted and related service gross margin increased to 41% in the nine months ended March 31, 2015 as compared to 37% in the same period in the prior year. The increases from prior periods are primarily due to operating efficiencies gained in our deployment model and related reorganization efforts to help enhance product development of the next generation products.

As the related hosted business continues to expand and grow, we anticipate that we may realize improvements in our gross margins as we achieve synergies and other operating leverage in our service delivery platform.

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

Upon completion of our acquisition of M5, we have developed a plan involving several initiatives to create greater efficiencies in the delivery of our hosted services.  These initiatives include:

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

Support and Services Gross Margin

Support and services gross margins remained consistent at 75% for both the three months ended March 31, 2015 and 2014. Support and services gross margins increased to 76% in the nine months ended March 31, 2015 as compared to 74% in the same period in the prior year. This increase was driven by synergies achieved by existing headcount which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in the prior year.

Operating expenses.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
(in thousands, except percentages)
Research and development	$13,557	$11,480	$2,077	18%	$40,490	$37,041	$3,449	9%
Sales and marketing	29,249	27,960	1,289	5%	87,566	82,981	4,585	6%
General and administration	9,328	9,479	(151)	(2%)	29,881	30,506	(625)	(2%)
Settlements and defense fees	53	-	53	N/A	8,475	-	8,475	N/A

Index
Research and development. Research and development expenses increased by $2.1 million, or 18%, during the three months ended March 31, 2015 as compared to the same period in the prior year. The increase in research and development expenses from the prior period was primarily due to an increase in professional fees of $0.9 million and an increase in personnel related costs including benefits and bonus of $0.7 million due to an increase in headcount.

Research and development expenses increased by $3.4 million, or 9%, during the nine months ended March 31, 2015 as compared to the same period in the prior year. The increase in research and development expenses from the prior period was primarily due to an increase in personnel related costs including benefits and bonus of $1.5 million due to an increase in headcount and an increase in professional fees of $0.9 million.

Sales and marketing. Sales and marketing expenses increased by $1.3 million, or 5%, in the three months ended March 31, 2015 as compared to the same period in the prior year. This increase in sales and marketing expenses was due to an increase in marketing expenses of $1.1 million primarily due to increased advertising, tradeshow costs and partner referral fees.

Sales and marketing expenses increased by $4.6 million, or 6%, in the nine months ended March 31, 2015 as compared to the same period in the prior year. This increase in sales and marketing expenses was primarily due to an increase in marketing expenses of $2.6 million primarily due to increased advertising costs and partner referral fees and an increase in personnel related costs including benefits, bonus and commissions of $2.2 million due to an increase in headcount.

General and administrative. General and administrative expenses decreased slightly to $9.3 million for the three months ended March 31, 2015 from $9.5 million for the three months ended March 31, 2014.

General and administrative expenses decreased by $0.6 million or 2% in the nine months ended March 31, 2015 as compared to the same period in the prior year. The decrease in general and administrative expense was primarily due to a decrease in sales tax expense of $1.3 million and a decrease in personnel related costs including benefits and bonus of $0.6 million, offset by an increase in professional fees of $1.6 million.

Settlements and defense fees. Settlements and defense fees for the three months ended March 31, 2015 represented a $53,000 modification charge related to the change in fair value of foregone stock per the Agreement and Plan of Reorganization between M5 and the Company. There were no corresponding charges in the three months ended March 31, 2014.

Settlements and defense fees of $8.5 million for the nine months ended March 31, 2015 were comprised of $6.8 million related to a settlement on escrow claims related to the acquisition of M5, $1.1 million related to an Internal Revenue Service proposed adjustment for the 2008 through 2012 tax years and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal. The $6.8 million expense related to the settlement on escrow claims was comprised of a $3.6 million impairment of the indemnification asset charge, a $2.5 million charge for professional fee reimbursement and a $0.7 million modification accounting charge related to the change in fair value of foregone stock per the Agreement and Plan of Reorganization between M5 and the Company. There were no corresponding charges for the nine months ended March 31, 2014.

Other income (expense), net.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
(in thousands, except percentages)
Interest expense	$(130)	$(94)	$36	38%	$(390)	$(586)	$(196)	(33%)
Interest income and other (expense), net	(262)	(29)	233	803%	(818)	(503)	315	63%

Interest expense. Interest expense remained consistent at $0.1 million for the both three months ended March 31, 2015 and 2014.  Interest expense decreased by $0.2 million or 33% in the nine months ended March 31, 2015 as compared to the same period in the prior year primarily due to lower outstanding borrowings under our line of credit agreement during the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014.

Interest income and other (expense), net. Interest income and other (expense), net, increased by $0.2 million and by $0.3 million for the three and nine months ended March 31, 2015, respectively, as compared to the same period in the prior year. These increases were primarily a result of an increase in our foreign exchange loss due to the weakening of certain foreign currencies in which we transact against the US dollar.

Index
Provision for (benefit from) income tax.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
(in thousands, except percentages)
Provision for (benefit from) income tax	$(36)	$252	$(288)	(114%)	$467	$687	$(220)	(32%)

Provision for (benefit from) income tax. The provision for (benefit from) income taxes for the three and nine months ended March 31, 2015 and 2014 was primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	March 31, 2015	June 30, 2014	Increase/ (Decrease)
Cash and cash equivalents	$76,243	$53,472	$22,771
Short-term investments	8,141	2,673	5,468
Total	$84,384	$56,145	$28,239

As of March 31, 2015, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $84.4 million, accounts receivable of $22.7 million and the balance of $94.0 million available for borrowing under our New Credit Facility.

On October 22, 2014, we entered into an Amended and Restated Credit Agreement (“New Credit Facility”) which provides for a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility amended and restated the prior credit facility. The New Credit Facility matures on the fifth anniversary of its closing (October 22, 2019) and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings. The New Credit Facility contains customary representations and warranties and affirmative and negative covenants. As of March 31, 2015, no amounts were outstanding under the New Credit Facility.

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

Index
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Nine Months Ended March 31,
	2015	2014
Cash provided by operating activities	$34,685	$27,544
Cash used in investing activities	(16,357)	(5,197)
Cash provided by (used in) financing activities	4,443	(15,859)
Net increase in cash and cash equivalents	$22,771	$6,488

Cash flows from operating activities

Net loss during the nine months ended March 31, 2015 and 2014 included non-cash charges of $6.3 million and $5.9 million in stock-based compensation expense, respectively, depreciation and amortization of $14.3 million and $13.6 million, respectively. Net loss during the nine months ended March 31, 2015 included a charge related to the impairment of the indemnification asset of $3.6 million with no corresponding charge in the nine months ended March 31, 2014.

Cash provided by operating activities of $34.7 million during the nine months ended March 31, 2015 reflects net changes in operating assets and liabilities, which provided $18.7 million of cash consisting primarily of a decrease in accounts receivable of $11.0 million due to improved collections, a decrease in inventory of $9.5 million, an increase in accrued liabilities and other of $6.4 million, a decrease in indemnification asset of $2.0 million due to the receipt of payment for settlement of the escrow claim and an increase in deferred revenue of $1.9 million. These cash inflows were partially offset by an increase in prepaid expenses and other current assets of $5.5 million, a decrease in accounts payable of $2.6 million, a decrease in accrued taxes and surcharges of $2.6 million and a decrease in accrued employee compensation of $1.6 million.

Cash provided by operating activities of $27.5 million during the nine months ended March 31, 2014 reflects net changes in operating assets and liabilities, which provided $10.5 million of cash consisting primarily of a decrease in accounts receivable of $5.3 million due to improved collections, a decrease in indemnification asset of $0.8 million, an increase in accounts payable of $6.3 million due to an increase in inventories and other purchases, an increase in deferred revenue of $7.0 million and an increase in accrued liabilities related to employee compensation of $0.5 million. These cash inflows were offset by an increase in inventory of $5.0 million, an increase in prepaid expenses and other current assets of $1.8 million and a decrease in accrued and other liabilities of $2.5 million.

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

Net cash used in investing activities was $16.4 million during the nine months ended March 31, 2015 primarily related to the purchase of short-term investments of $9.6 million, the purchase of property and equipment of $9.4 million and the purchases of patents, technology and internally developed software of $1.4 million, offset by $4.0 million in proceeds from maturities of our short term investments.

Net cash used in investing activities was $5.2 million during the nine months ended March 31, 2014 primarily related to the purchase of property and equipment of $8.9 million, purchase of short-term investments of $0.6 million offset by $4.3 million in proceeds from maturities of our short term investments.

Cash flows from financing activities

Net cash provided by financing activities was $4.4 million for the nine months ended March 31, 2015. During the nine months ended March 31, 2015, we received $6.4 million from the issuance of common stock under various employee benefit plans, offset by the payment of $1.0 million associated with employee tax obligations on the vesting of restricted stock units, the payment of $0.6 million of financing costs associated with the New Credit Facility and the payment of $0.4 million in relation to our capital leases.

Index
Net cash used in financing activities was $15.9 million for the nine months ended March 31, 2014. In the nine months ended March 31, 2014, we made repayments of $25.0 million under our Credit Facility, $3.4 million payment of contingent consideration in January 2014 pursuant to our acquisition of M5, paid $0.6 million associated with employee tax obligations on the vesting of restricted stock units, paid $1.1 million in relation to our capital leases, offset by the receipt of $14.2 million from the issuance of common stock under various employee benefit plans.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$26,733	$5,908	$11,154	$8,026	$1,645
Capital lease obligations	79	54	25	-	-
Line of credit	-	-	-	-	-
Non-cancellable purchase commitments (inventory and software licenses)	15,888	15,767	121	-	-
Outstanding letters of credit	635	635	-	-	-
Total	$43,335	$22,364	$11,300	$8,026	$1,645

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in the Australian dollar, British pound, Canadian dollar and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of March 31, 2015, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.7 million.

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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2015

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