Form 10-K
period 2015-06-30
ShoreTel Inc
filed 2015-09-11
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2015

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2014 was approximately $465.8 million (based on the last reported sale price of $7.35 on December 31, 2014 on The NASDAQ Global Select Market). This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by ten percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of August 27, 2015 was 65,327,141.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2015 Proxy Statement”) for the 2015 Annual Meeting of Stockholders.

TRADEMARKS

The ShoreTel logo, ShoreTel, ShoreCare, ShoreTel Sky and Brilliantly Simple are trademarks or registered trademarks of ShoreTel, Inc. in the United States and/or other countries. All other trademarks, trade names and service marks herein are the property of their respective owners.

AVAILABLE INFORMATION

Our Internet address is www.shoretel.com. On our Internet website, we make publicly available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information that is contained on or that can be accessed through our Internet website is not part of this Annual Report.

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

Overview

ShoreTel is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. We focus on the small and medium sized businesses (less than 5,000 users), with a Unified Communications (“UC”) platform so that they can communicate anytime, anyplace, and through any device that they chose. Our strategy is to provide customers with a flexible choice of deployment options: either operating our ShoreTel solution by subscribing to our cloud-based communication services, in their own premise-based data centers or a hybrid combination of both.

We believe our solutions address changes in the UC market being driven by both technological advances and new workplace trends.  We believe some of the current factors affecting the UC market include:  addressing an increasingly mobile workforce, an increased adoption of a Bring Your Own Device (“BYOD”) philosophy, the ongoing need for electronic collaboration and a desire for multiple forms of communication. Our solutions are sold through our extensive network of over 1,000 authorized resellers and value-added distributors throughout the world served either by national distributors or by ShoreTel directly.

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

We have developed a cloud-purposed, multi-tenanted common platform comprised of a single call control. This common platform, named ShoreTel Connect, will enable a single ShoreTel solution, which includes common applications such as contact center, conferencing and mobility as well as common endpoints, to be consumed in a cloud, premise or hybrid environment.

We currently provide our ShoreTel solution via multiple deployment options, as well as a diverse set of applications and services for both premise and hosted deployment models, consisting of ShoreTel IP Telephony, ShoreTel Unified Communications, ShoreTel Contact Center, ShoreTel Mobility, and professional services including ShoreTel Global Services and application and development professional services.

Hosted Architecture and Services for Hosted Customers

Our hosted services offer a secure and managed business communications solution to organizations with minimal capital investment. The heart of the hosted service is our Call Conductor core technology, a ShoreTel designed and developed modular software architecture operating on an industry standard platform, which makes it easy to add capabilities in response to customers’ evolving needs and integrate readily with leading business applications. This technology was specifically designed to meet the unique requirements of the hosted communications market, offering a full portfolio of services to customers, including soft-switch services for ShoreTel IP Telephony, as well as integrated software modules for ShoreTel Unified Communications, ShoreTel Contact Center, ShoreTel Mobility, Business Intelligence Analytics and Reporting. By incorporating a multi-tenant software foundation, multiple customers can be served simultaneously by servers located in data center co-location facilities. Hosted technologies are complemented by a series of service modules that enable billing, diagnostics, system monitoring, Communications Assistance for Law Enforcement Act (“CALEA”) regulatory compliance, E911 routing and other related operational services. A variety of customer selectable network services are also available, including local and long distance network services, toll-free numbers, number porting, circuits from carriers and other value-added network services.

Hosted Operations

We have a centrally managed platform consisting of data management, monitoring and security, control and billing systems that support our hosted services. This platform consists of a customer quotation portal, customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, call record storage and billing. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform that manages call control and routes calls.

Customer and Technical Support

We maintain a contact center that provides customer service and technical support to our customers. Customers can access our services directly through our website or receive customer service and technical support through telephone communication, e-mail support and online chat services.

Hosted Data Centers

ShoreTel utilizes two data centers in the United States, which are co-located in service facilities operated by third parties. Our primary data center is located in Texas. This state-of- the-art data center services our customers throughout America. These data centers include sufficient physical building security, network operations and resiliency services and backup power generation. These operation centers house the application servers and proprietary technologies used to provide services to customers.

The key elements of our hosted applications and services include:

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

•
ShoreTel Director: ShoreTel Director provides enterprises with a single point of system management, enabling IT administrators to view and manage the entire system from any location using a single application. A new end user’s extension, mailbox and automated attendant profile can be added on a single management screen, avoiding the additional work required with most Private Branch Exchanges (“PBXs”), voice mail systems and automated attendants.

•
Small Business Edition 100: Our Small Business Edition (“SBE 100”) solution is targeted for smaller businesses with up to 100 users. It is a bundled solution consisting of system software, user licenses and voice switches that allows our business customers to economically scale our products and solutions as their organizations begin to grow and expand. Businesses that grow beyond the capacity of the SBE 100 solution may expand their investment by adding additional switches and licenses, while preserving their original investment and avoiding costly upgrades.

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

ShoreTel Business Communications for Hybrid On-Premise Environments with Integrated Cloud Services Deployment

ShoreTel on-premise customers can extend their investments in their on-premise solutions by incorporating hosted cloud services via ShoreTel Connect.  ShoreTel Connect enables customers to add new applications, such as Fax and Scribe voicemail to text conversion cloud services and will also enable customers to easily add new services that we introduce in the future.

Business Communication Products and Services

ShoreTel provides a diverse set of applications and services for both premise and hosted customers, consisting of ShoreTel IP Telephony, ShoreTel Unified Communications, ShoreTel Contact Center, ShoreTel Mobility and professional services, including ShoreTel Global Services and application development professional services.

Enterprise Mobility

ShoreTel Mobility extends the capabilities of a desk phone and Unified Communications capabilities to leading smartphones and tablets, allowing the user to communicate from any location, including office, home or through Wi-Fi hotspots. ShoreTel Mobility enables access to any cellular or Wi-Fi network, simply and cost effectively. ShoreTel Mobility solutions for smartphone users consist of a ShoreTel appliance coupled with system management and end-user software. ShoreTel Mobility is available as part of our premise solution and also offered as a hosted service.

Unified Communications

ShoreTel Unified Communications enable the integration of IP telephony solutions with instant messaging, mobility, presence, desktop collaboration and video.

•
PC Clients: ShoreTel Communicator is designed for users across an organization, whether an administrator, knowledge worker, contact center agent or mobile worker. Available on multiple operating systems, ShoreTel Communicator makes it easy for people to communicate any way they choose, such as: by video, voice (wired or wireless) and instant messaging. One single application interface makes training simple and reduces the Information Technology (“IT”) workload because there is just a single application to support and no additional servers to deploy and maintain.

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

ShoreTel Global Services provides professional services, system design and installation, training and technical support including:

•
Professional services include standard and custom software development to: extend system capabilities; enable UC integration with other enterprise applications; streamline business processes; and, address enterprise customer-specific business opportunities. We also offer collaboration with third party developers through ShoreTel’s Software Development Kit (“SDK”) program and the ShoreTel Innovation Network.

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

Application Development Professional Services

ShoreTel offers custom application development, integration and implementation services for businesses with unique communication requirements. We offer businesses the option to enhance their communications solution by enabling the integration of business applications including several customer relationship management (“CRM”) solutions from Salesforce.com, Microsoft Dynamics, NetSuite and RightNow, as well as cost recovery applications including Equitrak, Copitrak and Lexis/Nexis Time Matters.

Customers and partners can create integrated applications using the open application interface of the system available for developers through the ShoreTel Innovation Network.

Customers

As of June 30, 2015, our solutions have been installed by approximately 39,000 organizations in over 50 countries. We serve a wide range of vertical markets, including professional services, financial services, government, education, health care, sports and entertainment, manufacturing, non-profit organizations and technology industries.

Focus on Customer Satisfaction

We believe that maintaining the highest possible levels of customer satisfaction is critical to our ability to retain existing and gain new customers. We believe that satisfied customers will purchase more of our products and serve as advocates for our solutions, and we work closely with them and our channel partners as customers deploy and use our solutions. We conduct formal customer reviews that involve our internal staff and third-party technical personnel to ensure smooth implementations and to resolve any issues that may arise. We follow up with ongoing check-ins to ensure customers are satisfied with their solution, surveying them regarding various aspects of the experience with ShoreTel. We use industry-recognized Net Promoter ScoreSM customer loyalty metrics to help ensure that we are meeting our customers’ expectations. Through this process, we gain valuable insights into the existing and future requirements of our customers’ activities and this helps us develop product enhancements that address the evolving requirements of customers.

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

We also monitor our customers’ satisfaction with our channel partners by surveying our customers after the system is installed. We actively encourage our channel partners to maintain and improve our customers’ levels of satisfaction. We also monitor our channel partners’ satisfaction with ShoreTel, as their satisfaction with and advocacy of ShoreTel is also very important to our success.

We have received industry recognition for both our cloud services and products. According to Synergy Research, ShoreTel leads1 the worldwide Unified Communications as a Service, Private Cloud – Retail market in terms of revenue and subscribers. We have been positioned by Gartner, Inc. in the “Leaders” quadrant of the “Magic Quadrant for Unified Communications for Midsize Enterprises, North America” 2015.2

ShoreTel delivers the lowest cost of ownership for first and five-year cost for IP Telephony and UC deployment ownership according to Nemertes’ 2015 in research for IP Telephony and on-premises Unified Communications. In addition, ShoreTel has the lowest operational costs for both and the lowest implementation costs for on-premises UC, according to the study.3

ShoreTel is rated as a Major Player in the IDC MarketScape: Worldwide Unified Communications and Collaboration 2015 Vendor Assessment.4

Sales and Marketing

We sell our premise products, support and services primarily through an extensive network of channel partners that include value-added resellers, service providers, direct market resellers and value-added distributors. Our hosted services are sold through indirect channel partners and a direct sales force. As of June 30, 2015, we had over 1,000 channel partners in our network. These channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services. They also include top U.S. telecommunication carriers: AT&T, WindStream and CenturyLink. Our channel partners market and sell our products into both the small-to-medium and mid-enterprise markets. North America and United Kingdom ShoreTel channel partners may offer both on-premise and cloud solutions to their customers.

We maintain a sales organization that manages the business relationship between ShoreTel and our partner network, recruiting, training and enabling the partners to market, sell and support ShoreTel solutions. In addition, we also have a ‘Client Sales’ team of sales personnel to assist our channel partners in selling to and providing support for customer accounts.

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

1 Synergy: Synergy Research, May 30, 2014
2 Gartner, Inc. “Magic Quadrant for Unified Communications for Midsize Enterprises, North America” by Megan Marek Fernandez, Sorell Slaymaker, May 5, 2015. Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner's research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.
3 Nemertes Research IP Telephony and UC Deployments 2015
4 IDC MarketScape: Worldwide Unified Communications and Collaboration 2015 Vendor Assessment

Backlog

Our backlog at June 30, 2015, 2014 and 2013 was approximately $8.6 million, $7.9 million and $5.5 million, respectively. Our backlog consists of orders for product, support and services received from our resellers but not shipped before the end of the reporting period in which the order was received as we recognize product revenue on sales made through distributors upon sell-through to our resellers. Although we believe that the orders included in the backlog are firm, all orders are subject to possible rescheduling by customers and some orders may be cancelled by customers, and we may elect to allow such cancellations without penalty to the customer. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

Research and Development

We believe that our ability to enhance our current products and services, develop and introduce new products and services on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. To this end, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, Unified Communications network design, data networking and software engineering. We have invested significant time and financial resources into the development of our architecture, including our new common platform, ShoreTel Connect, our switches, routers and related software, and focus on developing solutions which are available for both premise and hosted customers. We intend to continue to expand our product and service offerings, improve the features available on our products and services and integrate our solutions with third-party enterprise applications. Research and development expenses were $53.4 million, $49.8 million and $53.0 million in fiscal years 2015, 2014 and 2013, respectively.

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

We regularly provide forecasts for orders, and we order products from our contract manufacturers based on our projected sales levels, which is well in advance of receiving customer orders. However, customers may generally cancel or reschedule orders without penalty, and delivery schedules requested by customers for these orders frequently vary based upon each customer’s particular needs.

For more information on risks related to products and components, see “Risks Related to Our Business and Industry - Our business may be harmed if our contract manufacturers are not able to provide us with adequate supplies” and “Risks Related to Our Business and Industry - Our products incorporate some sole sourced components and the inability of these sole source suppliers to provide adequate supplies of these components may prevent us from selling our products for a significant period of time or limit our ability to deliver sufficient amounts of our products.”

We typically fulfill product orders out of our California, New York, United Kingdom, Australia or Singapore warehouses.

Financial Information about Geographic Areas

For financial information about geographic areas, refer to Note 12 to the Consolidated Financial Statements in Item 8 of this report.

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

•	Providers of premise-based business communication equipment include Alcatel-Lucent, Avaya, Cisco, Huawei, Interactive Intelligence, Mitel, NEC and Unify.

•	Providers of Unified Communications software applications, include Alcatel-Lucent, Avaya, Cisco, Interactive Intelligence, Microsoft, Mitel, NEC, Digium, Toshiba and Unify.

•
Providers of cloud services include Tier 1 service providers such as AT&T, Telstra, British Telecom, Verizon, incumbent local exchange carriers, competitive local exchange carriers, and independent providers such as 8x8, RingCentral, Mitel, West IP Communications and Vonage.

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

Regulatory

Voice over IP (“VoIP”) communication services, like ours, have been subject to less regulation at the state and federal levels than traditional telecommunications services. Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of information services are largely exempt from most federal and state regulations governing traditional common carriers. The Federal Communications Commission (“FCC”) has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and have not yet classified VoIP services as either telecommunications or information. However, the FCC reviews the status of VoIP service providers and the services they provide and may increase regulations that apply to hosted services.

The effect of any future laws, regulations and orders on the hosted offering is unknown at this time. But as a general matter, increased regulation and the imposition of additional funding obligations increases service costs that may or may not be recoverable from our customers. This increased regulation could result in making our services less competitive with traditional telecommunications services if we increase our retail prices or decreasing our profit margins if we attempt to absorb such costs.

Intellectual Property

A factor of our success as a company is our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

As of June 30, 2015, we had 116 patents issued in the United States, and had 46 patent applications in the United States. Our patents have been both internally developed and externally acquired. Our patents have a range of expiration dates. The earliest patent to expire will do so in 2016, and the last to expire will do so in 2032.

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

Employees

As of June 30, 2015, we had 1,063 employees in North America, Europe, Asia and Australia, of which 375 were in sales and marketing, 297 were in research and development, 272 were in global support and services, and 119 were in general and administrative functions.  None of our employees are represented by labor unions and we consider current employee relations to be good.

 Executive Officers

The following table sets forth information about our named executive officers as of September 1, 2015:

Name	Age	Position as of September 1, 2015
Don Joos	45	President and Chief Executive Officer
Michael E. Healy	54	Senior Vice President and Chief Financial Officer
Eugenia Corrales	50	Senior Vice President of Product
Pankaj Malhotra	47	Chief Technology Officer
Bharath Oruganti	41	Senior Vice President of Services and Operations
David Petts	52	Senior Vice President, Worldwide Sales
Allen Seto	39	Vice President and General Counsel

Don Joos has served as our President and Chief Executive Officer and a Director since August 2013. Mr. Joos served as Senior Vice President of Business Operations from July 2012 to August 2013. Mr. Joos joined ShoreTel in April 2011 as our Vice President of Global Services. Prior to joining ShoreTel, from December 2001 to April 2011, Mr. Joos served in various senior management roles, including Vice President Channel Transformation, at Avaya, Inc., a provider of business communications and collaboration systems. Prior to this, Mr. Joos also held service and operational roles at SiteStuff, Inc., Williams Communication Solutions, LLC, Nortel Communication Solutions and Marshalls Inc. Mr. Joos holds a B.S. in Sports Management from Springfield College in Massachusetts.

Michael E. Healy has served as our Senior Vice President and Chief Financial Officer since May 2007. From February 2004 to May 2007, he served as Chief Financial Officer and Senior Vice President of Finance of Genesis Microchip Inc., a supplier of display image processors. From November 2002 to February 2004, Mr. Healy served as Chief Financial Officer of Jamcracker, Inc., a software and application service provider. From September 1997 to June 2002, Mr. Healy held various senior level finance positions at Exodus Communications, Inc., an Internet infrastructure outsourcing services provider, including as Senior Vice President of Finance prior to February 2002, and as its Chief Financial Officer and Corporate Treasurer from February 2002 to June 2002. From 1987 to 1997, Mr. Healy held various financial management positions at Apple Computer, Inc., and was an auditor at Deloitte & Touche LLP from 1983 to 1987. Mr. Healy holds a B.S. in Accounting from Santa Clara University and is a Certified Public Accountant (Inactive). Mr. Healy is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountant.

Eugenia Corrales has served as our Senior Vice President of Product since July 2015. From July 2013 to July 2015, Ms. Corrales served as Vice President and General Manager of the Computing Systems Group at Cisco Systems, Inc., a provider of Internet protocol (“IP”) based networking and other products related to the communications and information technology. From September 2012 to July 2013, Ms. Corrales was an independent consultant working with multiple networking and renewable energy startup companies. From June 2010 to September 2012, Ms. Corrales served as Chief Executive Officer and Executive Vice President of Engineering and Operations at Nanosolar, a developer of solar power technology. From June 2006 to June 2010, Ms. Corrales served as Vice President of Engineering at Sunmodular, a startup focusing on providing efficiencies to solar panel technology. Ms. Corrales holds a B.A. in Physics from Grinnell College and a M.S. in Mechanical Engineering from Stanford University.

Pankaj Malhotra has served as our Chief Technology Officer since July 2015 and previously served as our Senior Vice President of Engineering from June 2013 to June 2015. From January 2007 to March 2013, Mr. Malhotra served in various senior positions including Vice President of Engineering at Juniper Networks, Inc., a provider of network infrastructure. From December 1996 to January 2007, Mr. Malhotra served in various positions, including Director of Engineering at Cisco Systems, Inc., a provider of IP based networking and other products related to the communications and information technology. Mr. Malhotra holds a B.S. in Mathematics and a M.S. in Computer Applications from the Delhi University.

David Petts has served as our Senior Vice President of Worldwide Sales since July 2012. From June 2005 to July 2012, Mr. Petts served in several sales leadership roles at Nokia Corporation, a mobile communications company. Prior to then, Mr. Petts held a number of executive management roles, both in the Unites States and the United Kingdom, with Hewlett Packard Company and Compaq Computer Corporation, providers of products, technologies, software, services and solutions. Mr. Petts holds a B.S. in Economics and Quantitative Studies from Queen Mary College, London University.

Bharath Oruganti has served as our Senior Vice President of Services and Operations since February 2014. Mr. Oruganti also served as Vice President of Global Services from September 2012 to January 2014.  Mr. Oruganti joined ShoreTel in October 2011 serving in the position of Senior Director of Technical Services. From February 2011 to October 2011, Mr. Oruganti served as President and Chief Operating Officer at Encore Media Metrics, LLC, a digital media startup focused on advanced insights and analytics. From September 2006 to February 2011, Mr. Oruganti served as Senior Manager in the Strategy and Operations practice at Deloitte Consulting LLP. Prior to then, Mr. Oruganti served in various positions, including Senior Manager of Global Customer Support, at Cadence Design Systems, Inc., a provider of semiconductor design software. Mr. Oruganti holds a B. Tech in Electronics and Communication Engineering from Andhra University, a M.S. in Electrical Engineering from University of Kentucky and an M.B.A. from the University of Texas at Austin.

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

We have embarked on a strategic initiative to develop a cloud-purposed, multi-tenanted common platform comprised of a single call control which enables common applications and common endpoints to be consumed in a cloud, premise or hybrid environment. We cannot assure you that we will be successful over the long term in transitioning internal and external views of our Company to a service delivery model and growing our business as anticipated. This initiative has required us to devote significant financial and operational assets to these activities. However, at the same time, a growing focus on hosted revenues involves different types of revenue recognition and has different cost structures than our traditional product revenues. Our success depends on our ability to appropriately manage our expenses as we invest in these initiatives, enter into beneficial channel relationships, develop new products and service offerings and successfully execute our marketing and sales strategies. If we are not able to execute on this strategy successfully or if our investments in these activities do not yield significant returns, our business may not grow as we anticipated, we could devote significant financial and other resources to developing products that never reach commercial success, which could adversely affect our operating results. In addition, if the UC industry transitions in a way we did not anticipate, we may not be able to shift our strategies and products rapidly enough to respond to such changes and we may not receive any return from such investments. Our competitors may also be developing new products to address transitions in the UC industry. If we are unable to successfully establish our new products, if our competitors’ products are better received, or if we fail to execute our strategies, our financial condition or results of operations could be negatively impacted and our ability to grow our business may be impacted.

The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are.

The industry for premise and hosted Unified Communications is extremely competitive. Our premise competitors include Avaya, Cisco, Microsoft and Mitel. Our hosted competitors include Broadsoft, 8x8, RingCentral and Vonage. In addition, our hosted customers are not subject to long-term contractual commitments to purchase our services and can terminate our service and switch to competitors' offerings on relatively short notice.

Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources. We could also face competition from new entrants, whether from new ventures or from established companies moving in to the industry. Some competitors have advantages over us, including:

•	greater market presence, name recognition and brand reputation;

•	larger distribution channels;

•	a larger installed base of telecommunications and networking systems with customers;

•	larger and more geographically distributed services and support organizations and capabilities;

•	a broader offering of telecommunications and networking products, applications and services;

•	a more established international presence to address the needs of global enterprises;

•	larger patent and intellectual property portfolios;

•	longer operating histories;

•	a longer history of implementing large-scale telecommunications or networking systems;

•	more established relationships with industry participants, customers, suppliers, distributors and other technology companies;

•	the ability to acquire technologies or consolidate with other companies in the industry to compete more effectively; and

•	the ability to bundle a broader offering of telecom and networking equipment and services into an IP PBX offering, and offer these products as part of a hosted services offering.

Given their capital resources, many of these competitors are in a better position to withstand any significant reduction in capital spending by enterprise customers on telecommunications equipment and are not as susceptible to downturns in a particular industry. This risk is enhanced because we focus our business primarily on the enterprise IP telecommunications industry.

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

The convergence of voice, video, messaging and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications industry and offer products that compete with our systems, commonly referred to as Unified Communications. Competition from these potential entrants may take many forms, and they may offer products and applications similar to those we offer. For example, Microsoft Corporation offers products and services, which Microsoft states is a single platform that can enhance, extend, and even replace traditional and IP PBX systems. Microsoft and other leaders in the information technology, personal and business applications and software industries, have substantial financial and other resources that they could devote to this industry.

If Microsoft continues to move into the telecommunications industry or if other new competitors from the information technology, personal and business applications or software industries enter the telecommunications industry, the market for IP telecommunications systems will become increasingly competitive. If the solutions offered by Microsoft or other new competitors achieve substantial market penetration, or if we cannot integrate our products with Microsoft’s solutions, we may not be able to maintain or improve our market position, and our failure to do so could materially and adversely affect our business and results of operations.

The gross margins on our products and offerings may decrease due to competitive pressures or otherwise, which could negatively impact our profitability.

It is possible that the gross margins on our products and/or services will decrease in the future in response to competitive pricing pressures, including the bundling of more offerings included in a base price, new product introductions by us or our competitors, changes in the costs of components or telecommunications costs, manufacturing issues, the shift in our channel distribution model towards more value-added distributors, royalties we need to pay to use certain intellectual property, growth of our international business, or other factors. The margins on our hosted telephony service are also impacted by the fact that we also sell the broadband connection, which is typically a lower-margin business. If we experience decreased gross margins and we are unable to respond in a timely manner by introducing and selling new, higher-margin products and services successfully and continually reducing our product and hosting costs, our gross margins may decline, which will harm our business and results of operations.

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

A significant portion of our product and support and services revenue is generated through indirect channel sales. These indirect sales channels consist of third-party resellers and value-added distributors that market and sell telecommunications systems and other products and services to customers. We expect indirect channel sales will continue to generate a significant portion of our product revenue in the future. Therefore, our success is highly dependent upon establishing and maintaining successful relationships with third-party resellers and distributors, and the financial health of these resellers and distributors.

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

Our business depends on the overall demand for information technology, and in particular for IP-based telecommunications systems and services. Many of our existing and target customers are in the small and medium business sector. Our target customers may be more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds which they may choose to spend on items other than our products and services. The purchase of our premise solution involves significant upfront expenditures. If credit is not available to them, it may be difficult or impossible for our resellers and/or end customers to purchase our products. If small and medium businesses experience economic hardship, this could negatively affect the overall demand for our products and services, delay and lengthen sales cycles and lead to slower growth or even a decline in our revenue.

Our future success depends on our ability to attract, integrate and retain sales, technical and key personnel, and our failure to do so could harm our ability to grow our business.

Our company strategy and future success will depend, to a significant extent, on our ability to attract, integrate and retain our sales, technical and key personnel, namely our management and executive team and experienced sales and engineering personnel. We may experience difficulty assimilating our newly hired personnel, which may adversely affect our business. Competition for skilled personnel is intense, particularly in the San Francisco Bay Area, Austin, Texas, New York, New York and Bangalore, India. In addition, we must retain and motivate high quality personnel, and we must also attract and assimilate other highly qualified employees. Competition for qualified management, sales, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. In addition, even if we succeed in hiring additional sales personnel, it may take some period of time before they become productive compounding any harm in the growth of our business from our inability to retain such sales personnel. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract, integrate and retain key employees, our ability to manage and grow our business could be harmed, particularly if the departure of any executive or key employee results in a business interruption, or if we are not successful in preserving material knowledge of our departing employees.

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

In addition, our contract manufacturers do not have any written contractual obligation to accept any purchase order that we submit for the manufacture of any of our products nor do we have any assurance that our contract manufacturers will agree to manufacture and supply any or all of our requirements for our products. Furthermore, our contract manufacturers may unilaterally terminate their relationship with us or seek to increase the prices they charge us upon written notice subject to the terms of our agreement. As a result, we are not assured that our current manufacturers will continue to provide us with an uninterrupted supply of products at an acceptable price in the future.

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

The market for enterprise IP and hosted telecommunications systems is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, enterprise IP and hosted telecommunications systems products and services are uncertain. Some analysts have estimated that revenue in the Worldwide Enterprise IP Telephony industry has declined and will continue to decline. We cannot assure you that enterprise telecommunications systems that operate on IP networks will become widespread. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to implement an IP telecommunications system that can require significant initial capital expenditures. If the demand for enterprise IP and hosted telecommunications systems fails to develop or develops more slowly than we anticipate, our products and services could fail to achieve market acceptance, which in turn could significantly harm our business. This growth may be inhibited by a number of factors, such as:

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

The sales cycle for our products related to our premise solutions typically ranges from six to twelve months, or longer. As a result, we may have limited ability to forecast whether or in which period a sale will occur. The success of our sales process is subject to many factors, some of which we have little or no control over, including:

•	the timing of customers’ budget cycles and approval processes;

•	a technical evaluation or trial by potential enterprise customers;

•	our ability to introduce new products, features or functionality in a manner that suits the needs of a particular enterprise customer;

•	the announcement or introduction of competing products; and

•	the strength of existing relationships between our competitors and potential enterprise customers.

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

Once our Unified Communications solutions are implemented with our end customers, our customers depend on our support organization and/or our channel partners to resolve any issues relating to our products and services. A high level of customer support and services is important for the successful marketing and sale of our products and services. If we or our channel partners do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our products and services to existing customers could suffer and our reputation with potential customers could be harmed. Many of our channel partners offer primary support for the products they sell to customers. If the channel partners fail to provide timely and effective services, our business could be harmed. As we expand our sales, we will be required to hire and train additional support personnel. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we fail to maintain high quality customer support or to grow our support organization to match any future sales growth, our business may suffer.

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

Our future growth depends on our ability to develop and introduce new products and services successfully. Due to the complexity of the type of products we produce, there are significant technical risks that may affect our ability to introduce new products and features successfully. In addition, we must commit significant resources to developing new products, services and features before knowing whether our investments will result in products that are accepted by the market. The success of new products and services depends on many factors, including the ability of our products and services to compete with the offerings from our competitors, cost, and reliability.

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

Our Amended and Restated Credit Agreement (the “New Credit Facility”) with Silicon Valley Bank contains, and other agreements we may enter into in the future may contain, covenants imposing restrictions on our business, and requires us to maintain certain financial covenants. These restrictions and covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things, incur additional debt, create liens, consolidate or merge, dispose of any property, redeem common stock or make other distributions to stockholders, make investments or enter into transactions with affiliates.

Although we believe we are in compliance with all of our non-financial and financial covenants under the New Credit Facility, our future ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. In the event of our default under the New Credit Facility, our lender could declare all amounts borrowed to be due and payable, together with accrued and unpaid interest. If we were unable to repay any debt owed, the lender could proceed against the collateral securing that debt.

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

Our success and ability to compete are substantially dependent upon our intellectual property. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, enterprise customers, strategic partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We cannot assure you that any additional patents will be issued. Even if patents are issued, they may not adequately protect our intellectual property rights or our products against competitors, and third-parties may challenge the scope, validity and/or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect such rights. We may not be able to detect infringement, and may lose our competitive advantage before we are able to do so. In the event that we detect any infringement of our intellectual property rights, we intend to enforce such rights vigorously, and from time to time we may initiate claims against third parties that we believe are infringing on our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could harm our brand and adversely impact our business, financial condition and results of operations.

If a third party asserts that we are infringing on its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, which could harm our business.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other “non-practicing entities” and individuals, own or claim to own intellectual property relating to our industry and may have substantially larger and broader patent portfolios than we do. From time to time, third parties have in the past and may in the future claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. Third parties have in the past sent us correspondence regarding their intellectual property and have filed litigation against us, and in the future we may receive claims that our products infringe or violate their intellectual property rights. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Litigation with respect to intellectual property rights in our industry is not uncommon and can often involve patent holding companies who have little or no product revenue and against whom our own patents may provide little or no deterrence. We may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements. We may not be able to obtain these agreements on terms acceptable to us or at all. We may have to incur substantial cost in re-designing our products to avoid infringement claims. In addition, disputes regarding our intellectual property rights may deter distributors from selling our products and dissuade potential customers from purchasing such products. As such, third-party claims with respect to intellectual property may increase our cost of goods sold or reduce the sales of our products, and may have a material and adverse effect on our business.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the Securities and Exchange Commission (“SEC”), we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NASDAQ Stock Market, or NASDAQ, or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

Catastrophic disasters or other events beyond our control such as earthquakes and hurricanes could damage our facilities or the facilities of our contract manufacturers, which could cause us to curtail our operations.

Our principal offices and some of our disaster recovery sites are located in California near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and other similar events beyond our control such as acts of war or terrorism. If any disaster were to occur, our ability to operate our business could be seriously impaired. For example, power loss from natural disasters could cause outages to our data centers and interruption of service to our customers. Such outages could have an adverse effect on our brand, cause us to issue credits to our customers, increase our expenses from replacing equipment, and have other adverse effects on our results of operations.  Natural disasters could also cause interruption of our information systems preventing us from responding to customer needs. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions.

We could experience breaches in physical security or problems with our information systems.

Our business and operations depend on information systems, including those of third parties, to process customer orders, bill customers, provide technical support, and support accounting functions and financial planning. We have in the past and may in the future experience problems with our information systems that cause interruption in our business operations and our ability to respond to customer needs. Information systems are vulnerable to interruption for a variety of reasons, including without limitation, computer viruses, breaches of physical security, breaches of information security, and problems with third-party providers. The implementation of new information systems and the maintenance or upgrading of existing information systems may cause disruption to our operations and business and damage our reputation with customers. Such implementations can also be more expensive than estimated and divert management attention.

Fraudulent schemes could harm our business reputation and have a material adverse effect on our financial results.

Our products and services may be subject to fraudulent schemes. Third parties have in the past and may continue to attempt in the future to defraud our customers and us by fraudulently inducing employees or consultants into disclosing account information, user names, passwords, personal identification numbers, or customer proprietary network information. Other fraudulent schemes can result in unauthorized use of services or access to customer account information or data. Breaches of network security, or the failure to mitigate such fraud or breaches may adversely affect our operating results. For example, we may be unable to prevent our customers from incurring charges from fraudulent international toll calls made with their phone numbers. We may be required to pay such fraudulent charges without reimbursement from our customers, and our reputation may be harmed. If our customer credit cards are compromised or people use stolen credit cards to pay for services, we may incur costs which may not be reimbursed or we may not be able to recover payment for our services.

Any denial or disruption of our hosted services whether from cyber attacks or failure in our physical infrastructure could lead to significant costs, reduce our revenue, and inhibit our ability to obtain future orders.

Our hosted services may be interrupted for a variety of reasons, including without limitation, cyber attacks or failures in the physical infrastructure network. We may be the subject of unauthorized entry, computer viruses, malicious software programs, or other forms of cyber attacks aimed to disrupt our services. While we implement backup systems, mitigation efforts and procedures and other security protocols to mitigate such attacks, we cannot assure you that such protocols will be sufficient now or in the future to prevent such cyber attacks.

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

We could be the subject of malicious cyber acts or experience other breaches of network security.

In providing our services, we store, process and transmit confidential and sensitive information including financial, credit card, account and personal information which may be protected by regulations. We may be subject to cyber threats and network security breaches by employees or third parties. Our ability to securely handle such sensitive information is critical to our business. In addition, laws requiring notification of individuals regarding security breaches related to their personal information continue to be adopted and evolve. Security breaches regarding personal information and compliance with such notification requirements could lead to significant costs for compliance, regulatory fines and other liability. Such security breaches could also harm our reputation and negatively impact our ability to attract new customers or retain existing customers.

Further, to the extent that we represent to our customers that we are compliant with particular laws regulating the handling of confidential or sensitive information, such as HIPAA or PCI, any network security breach relating to such information may expose us to claims of unfair trade practices for misrepresenting our level of compliance, truth in advertising claims, investigations by federal and state law enforcement agencies, fines, penalties and other legal liability.

We continuously monitor the security of our networks and implement protective measures to prevent cyber threats. However, as cyber threats continue to evolve and become more sophisticated, we may not be able to address all such cyber threats, and the costs to continually protect against or remediate such cyber threats may adversely impact our profitability or increase the price of our offerings making them less competitive.

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

We are subject to environmental and other health and safety regulations relating to matters such as reductions in the use of harmful substances, the use of lead-free soldering and the recycling of products and packaging materials. These regulations generally require electronics producers to bear the cost of collection, treatment, recovery and safe disposal of past and future products from end users and to ensure that new electrical and electronic equipment does not contain specified hazardous substances. The cost of these regulations to us may be substantial and may divert resources, which could detract from our ability to develop new products or operate our business, particularly if we increase international operations. We may not be able to comply in all cases with applicable environmental and other regulations, and if we do not, we may incur remediation costs or we may not be able to offer our products for sale in certain countries, which could adversely affect our results.

There may be risks associated with our ability to comply with the requirements of federal law enforcement agencies.

The FCC requires all interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act (“CALEA”). The FCC allows VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party with the ability to extract call content and call-identifying information from a VoIP provider's network. While the FCC permits companies like us to use the services provided by these third parties to comply with CALEA, we are ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy. While we believe we are currently CALEA compliant, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, (“Dodd-Frank Act”), includes Section 1502, related to additional disclosure requirements for certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or conflict minerals, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the rules include tin, tantalum, tungsten and gold. Our suppliers may use these materials in the production processes. We will have to perform supply chain due diligence, third-party verification and possibly private sector audits on the sources of these metals. Global supply chains are complicated, with multiple layers and suppliers between the mine and the final product. Accordingly, we could incur significant cost related to the compliance process. While the impact of Section 1502 on our business is uncertain at this time, we could potentially have difficulty in procuring needed materials from conflict-free sources.

Increased taxes or regulatory fees on our services will increase our customers' cost of using our services and/or reduce our profit margins (to the extent the costs are not passed through to our customers) and we may be subject to liabilities for past sales and additional taxes, surcharges and fees.

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

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our solution and increase our operating costs. For example, in 2015, the FCC adopted rules intended, in part, to maintain net neutrality and to prevent network operators from discriminating against legal traffic that transverse their networks. However, prior to these rules, the U.S. Court of Appeals for the District of Columbia struck down prior rules adopted by the FCC regarding Internet neutrality. To the extent network operators attempt to use other laws or regulations to extract fees from us to deliver our services or otherwise engage in discriminatory practices, our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense or otherwise negatively affect our business.

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

Since our stock began trading in July 2007, our stock price has fluctuated significantly. At times the stock price has changed very quickly. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Our historical revenues and operating results have varied from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet our own expectations, or the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•
adverse conditions specific to the Unified Communications industry, including decreased demand due to overall economic conditions or reduced discretionary spending by enterprises, rates of adoption of Unified Communications systems and services and introduction of new standards;

•	our ability to attract and retain larger and more productive channel partners;

•	the purchasing and budgeting cycles of customers, in particular, the tendency of some customers to wait until the end of a quarter in the hopes of obtaining a better price;

•	the timing and volume of shipments of our products during a quarter, particularly as we experience an increased level of sales occurring towards the end of a quarter;

•	delays in purchasing decisions by our customers from one quarter to the next, or later;

•	seasonality in our target markets;

•	our ability to attract new channel partners, retain existing channel partners, and their ability to generate revenues;

•	changes in accounting rules;

•	timing of product introductions;

•	the timing of recognition of revenue from sales to our customers;

•	changes in the mix of our products and services sold during a particular period;

•	our ability to control costs, including third-party manufacturing costs and costs of components;

•	our ability to maintain sufficient production volumes for our products from our contract manufacturers;

•	volatility in our stock price, which may lead to higher stock-based compensation expenses;

•	volatility and fluctuation in foreign currency exchange rates;

•	the timing of costs related to the development or acquisition of technologies or businesses;

•	our ability to successfully expand our international operations;

•	general economic conditions or economic recession;

•
a significant growth of hosted and related services sales causing a negative impact to our short term earnings due to how revenue is recognized for hosted and related services as compared to the timing of the recognition of certain related expenses;

•	decline in interest rates on our investments; and

•	publicly-announced litigation, and the impact of such litigation on our operating results.

Because our operating expenses are largely fixed in the short-term, any shortfalls in revenue in a given period would have a direct and adverse effect on our operating results in that period. We believe that our quarterly and annual revenue and results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one period as an indication of future performance. If our revenues and operating results do not meet the expectations of our investors or securities analysts or fall below guidance we may provide to the market, the price of our common stock may decline.

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

Our restated certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	limit who may call a special meeting of stockholders;

•	established a classified board of directors, so that not all members of our board of directors may be elected at one time;

•	provide our board of directors with the ability to designate the terms of and issue a new series of preferred stock without stockholder approval;

•	require the approval of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal certain provisions of our certificate of incorporation;

•	allow a majority of the authorized number of directors to adopt, amend or repeal our bylaws without stockholder approval;

•	do not permit cumulative voting in the election of our directors, which would otherwise permit less than a majority of stockholders to elect directors;

•	set limitations on the removal of directors; and

•	restrict certain litigation against us to be brought only in the State of Delaware.

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

Our headquarters, which is located in Sunnyvale, California, is a 63,781 square foot leased facility.  This lease expires in September 2019.  We also occupy leased facilities in Texas, New York, Europe, Canada, India, Singapore and Australia.

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

Year Ended June 30, 2015	High	Low
First Quarter	$7.00	5.96
Second Quarter	8.34	5.90
Third Quarter	7.64	6.59
Fourth Quarter	7.36	6.72

Year Ended June 30, 2014	High	Low
First Quarter	$6.28	$3.81
Second Quarter	9.28	6.07
Third Quarter	9.68	7.55
Fourth Quarter	8.83	6.35

On August 27, 2015, the last reported sales price of our common stock on the NASDAQ Global Select Market was $7.22 per share.

Holders of Record

As of August 27, 2015, there were 73 stockholders of record of our common stock, although we believe there are approximately 6,961 beneficial owners since many brokers and other institutions hold our common stock on behalf of stockholders.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Stock Performance Graphs and Cumulative Total Return 5

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on June 30, 2010 through June 30, 2015, for (i) our common stock, (ii) the S&P Small Cap 500 Index and (iii) the NASDAQ Telecommunications Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

$100 invested on June 30, 2010 in stock or index.  Fiscal year ending June 30,

	2010	2011	2012	2013	2014	2015
ShoreTel, Inc.	$100.00	$219.83	$94.40	$86.85	$140.52	$146.12
S&P Small Cap 500 Index	100.00	130.69	137.81	166.20	207.10	222.47
NASDAQ Telecommunications Index	100.00	148.01	158.35	214.99	271.10	287.93

5This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of ShoreTel, Inc. under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of June 30, 2015. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities in column (a))
	(a)	(b)	(c)
	(In thousands, except per share amounts)
Equity compensation plans approved by security holders (1)	7,715	$5.72	12,238
Equity compensation plans not approved by security holders	—	—	—
Total	7,715	$5.72	12,238

(1)
The number of securities remaining available for future issuance in column (c) includes 12,238,000 shares of common stock authorized and available for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”) and our 2007 Equity Incentive Plan (“2007 Plan”). The number of shares authorized for issuance under the ESPP is subject to an annual increase equal to 1% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors and the number of shares authorized for issuance under the 2007 Plan is subject to an annual increase equal to 5% of the outstanding shares on the date of the annual increase or an amount determined by the Board of Directors. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of June 30, 2015. Restricted Stock Units and Awards have been excluded for purposes of computing weighted average exercise prices in column (b).

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

	Year Ended June 30,
	2015	2014	2013	2012 (a)	2011
	(In thousands, except per share amounts)
Revenue:
Product	$181,272	$184,952	$186,190	$182,009	$159,693
Hosted and related services	106,400	89,128	70,277	15,547	-
Support and services	73,017	65,712	57,076	49,076	40,419
Total revenue	360,689	339,792	313,543	246,632	200,112
Cost of revenue:
Product (1)	63,253	65,470	63,941	61,884	52,957
Hosted and related services (1)	61,329	55,535	44,526	9,804	-
Support and services (1)	17,453	16,866	16,624	16,465	13,688
Total cost of revenue	142,035	137,871	125,091	88,153	66,645
Gross profit	218,654	201,921	188,452	158,479	133,467
Operating expenses:
Research and development (1)	53,352	49,758	52,992	51,909	45,548
Sales and marketing (1)	118,931	110,977	120,222	94,797	74,859
General and administrative (1)	39,778	40,356	38,102	27,468	24,890
Acquisition-related costs	-	-	-	4,524	340
Settlements and defense fees	8,475	-	-	-	-
Total operating expenses	220,536	201,091	211,316	178,698	145,637
Income (loss) from operations	(1,882)	830	(22,864)	(20,219)	(12,170)
Other income (expense):
Interest expense	(531)	(643)	(1,722)	(560)	(127)
Interest income and other (expense), net	(939)	(637)	(690)	(905)	767
Total other income (expense)	(1,470)	(1,280)	(2,412)	(1,465)	640
Loss before provision for (benefit from) income taxes	(3,352)	(450)	(25,276)	(21,684)	(11,530)
Provision for (benefit from) income taxes	961	586	426	(947)	(67)
Net loss	$(4,313)	$(1,036)	$(25,702)	$(20,737)	$(11,463)
Net loss per common share (2):
Basic and diluted	$(0.07)	$(0.02)	$(0.44)	$(0.41)	$(0.25)
Shares used in computing net loss per share:
Basic and diluted	63,953	61,191	58,633	50,591	46,177

(a)	The fiscal year ended June 30, 2012 includes the impact of the acquisition of M5 Networks, Inc. (“M5”), which was completed on March 23, 2012.

(1)	Includes stock-based compensation expense as follows:

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Cost of product revenue	$74	$69	$110	$132	$123
Cost of hosted and related services	1,215	626	188	37	-
Cost of support and services revenue	497	569	760	836	678
Research and development	1,928	1,704	2,789	3,614	3,497
Sales and marketing	2,391	1,996	2,921	4,031	3,140
General and administrative	2,308	2,352	3,837	3,993	3,741
Total stock-based compensation expense	$8,413	$7,316	$10,605	$12,643	$11,179

(2)	See Note 7 to the Consolidated Financial Statements in Item 8 for a description of the method used to compute basic and diluted net loss per share.

	As of June 30,
	2015	2014	2013	2012	2011
		(In thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$90,187	$56,145	$51,276	$55,495	$105,752
Working capital	42,687	23,977	24,683	30,689	109,855
Total assets	322,529	303,950	299,787	303,153	187,101
Line of credit, net of debt issuance costs	-	-	29,004	19,946	-
Total stockholders’ equity	190,228	177,393	156,140	170,232	121,424

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.” We report results on a fiscal year ending June 30. For ease of reference within this section, 2015 refers to the fiscal year ended June 30, 2015, 2014 refers to the fiscal year ended June 30, 2014, and 2013 refers to the fiscal year ended June 30, 2013.

Overview

ShoreTel is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. We focus on the small and medium sized businesses (less than 5,000 users), with a Unified Communications (“UC”) platform so that they can communicate anytime, anyplace, and through any device that they chose. Our strategy is to provide customers with a flexible choice of deployment options: either operating our ShoreTel solution by subscribing to our cloud-based communication services, in their own premise-based data centers or a hybrid combination of both.

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

We sell our products through channel partners that market and sell our solutions to enterprises across all industry verticals, including small, medium and large companies and public institutions. Our channel partners include resellers as well as value-added distributors who in turn sell to the resellers. We also offer our hosted and related services via our direct sales organization. The number of our authorized channel partners around the world was greater than 1,000 as of June 30, 2015. Our internal sales and marketing personnel support these channel partners in their selling efforts.

We are headquartered in Sunnyvale, California and have offices located throughout the United States, the United Kingdom, India, Ireland, Germany, Spain, Canada, Hong Kong, Singapore and Australia. Additionally, our hosted services are provided primarily from our data center in Texas. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 8% of our total revenue for fiscal 2015 as compared with 9% and 10% in fiscal 2014 and 2013, respectively. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts and to measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at June 30, 2015 was $67.2 million, of which $49.6 million is expected to be recognized within one year.

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

Gross margin for hosted and related services is lower than the gross margins for support and services and product and is impacted primarily by the reselling of broadband circuits to customers, employee-related expense, data communication costs, carrier costs, telecom taxes, and intangible asset amortization expense. We expect that with the growth in customer base, the gross margins may reflect improvement due to synergies and other cost reductions in our service delivery platform.

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

Average revenue per user. We calculate the monthly average service revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly revenue per customer divided by the average number of seats per customer. The average monthly revenue per customer is calculated as the monthly service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three month period ended June 30, 2015, 2014 and 2013 was approximately $54, $55 and $58, respectively. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of internet circuits to new customers as compared to the existing customer base.

Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services for the three months ended June 30, 2015, 2014 and 2013 was approximately 4%, 5% and 3%, respectively.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Product revenue. Product revenue consists of sales of our business communication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 51%, 55%, and 59% of our total revenue for fiscal years 2015, 2014 and 2013, respectively.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain Unified Communication (UC) applications, internet service provisioning, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers enter into one to three year service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 29%, 26% and 23% of our total revenues for fiscal 2015, 2014 and 2013, respectively.

Support and services revenue.  Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 20%, 19% and 18% of our total revenue for fiscal 2015, 2014 and 2013, respectively.

Cost of revenue. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of products sold. Cost of hosted and related services revenue consists of personnel and related costs of the hosted services, data center costs, data communication cost, carrier cost and amortization of intangible assets. Cost of support and services revenue consists of salary and related overhead costs of personnel engaged in support and service activities including our technical assistance center (“TAC”).

Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We have capitalized development costs incurred from determination of technological feasibility through general release of the product to customers. We are devoting substantial resources to the development of additional functionality of our Connect platform products and the ongoing development of new products and related software applications to support this platform. We intend to continue to make investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position.

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales and partner commissions, travel, marketing promotional and lead generation programs, branding and advertising, trade shows, sales demonstration equipment, professional services fees, amortization of intangible assets, and facilities expenses.  We plan to continue to invest in development of our distribution channel by increasing the size of our field sales force to enable us to expand into new geographies and further increase our sales to enterprise customers.  We plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.  We expect that sales and marketing expenses will be our largest operating expense category.

General and administrative expenses. General and administrative expenses primarily relate to our executive, finance, human resources, legal and information technology organizations. General and administrative expenses primarily consist of personnel costs, professional fees for legal, board of directors’ costs, accounting, tax, compliance and information systems, travel, recruiting expense, depreciation expense and facilities expenses.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2015	2014	2013
Revenue:
Product	51%	55%	59%
Hosted and related services	29	26	23
Support and services	20	19	18
Total revenue	100	100	100
Cost of revenue:
Product	17	19	21
Hosted and related services	17	17	14
Support and services	5	5	5
Total cost of revenue	39	41	40
Gross profit	61	59	60
Operating expenses:
Research and development	15	14	17
Sales and marketing	33	33	38
General and administrative	11	12	12
Litigation, settlements and defense fees	3	—	—
Total operating expenses	62	59	67
Operating loss	(1)	—	(7)
Other income (expense):
Interest expense	—	—	(1)
Other income (expense), net	—	—	—
Total other income (expense)	—	—	(1)
Loss before provision for income taxes	(1)	—	(8)
Provision for income taxes	—	—	—
Net loss	(1)%	—%	(8)%

Comparison of Fiscal 2015 to 2014 and Fiscal 2014 to 2013

Revenue

	Year Ended
	June 30,	June 30,	June 30,	June 30, 2015 to June 30, 2014		June 30, 2014 to June 30, 2013
	2015	2014	2013	Change $	Change %	Change $	Change %
(in thousands, except percentages)
Product revenue	$181,272	$184,952	$186,190	$(3,680)	(2%)	$(1,238)	(1%)
Hosted and related services revenue	106,400	89,128	70,277	17,272	19%	18,851	27%
Support and services revenue	73,017	65,712	57,076	7,305	11%	8,636	15%
Total revenue	360,689	339,792	313,543	20,897	6%	26,249	8%

Total revenue increased by $20.9 million or 6% in fiscal 2015 as compared to fiscal 2014.

Total revenue increased by $26.2 million or 8% in fiscal 2014 as compared to fiscal 2013.

Revenue from customers in the United States accounted for approximately 92%, 91% and 90% of total revenue for years ended June 30, 2015, 2014 and 2013, respectively.

Product revenue

Product revenue decreased by $3.7 million or 2% in fiscal 2015 primarily due to less overall demand in the premise-based solution market as well as a decline in new customer volume during the three months ended March 31, 2015 which was not experienced in other periods during fiscal 2015.

Product revenue decreased by $1.2 million or 1% in fiscal 2014 primarily due to less overall demand in the premise-based solution market.

Hosted and Related Services revenue

Hosted and related service revenue increased by $17.2 million or 19% in fiscal 2015 as compared to in fiscal 2014. Hosted and related service revenue increased by $18.9 million or 27% in fiscal 2014 as compared to in fiscal 2013. The increase in hosted and related services revenue was primarily due to market growth enabling the expansion of our customer base resulting from sales to new customers and additional sales to existing customers.

Support and Services revenue

Support and services revenue increased by $7.3 million or 11% in fiscal 2015, as compared to fiscal 2014. Support and services revenue increased by $8.6 million or 15% in fiscal 2014, as compared to fiscal 2013. The increase in support and services revenue in both fiscal 2015 and 2014 was primarily due to additional sales to existing customers resulting in higher post-contractual support revenues supported by higher renewal rates and continued expansion of our customer base resulting from sales to new customers.

Gross margin

	Year Ended
	June 30,	June 30,	June 30,	June 30, 2015 to June 30, 2014		June 30, 2014 to June 30, 2013
	2015	2014	2013	Change $	Change %	Change $	Change %
(in thousands, except percentages)
Product cost of revenue	$63,253	$65,470	$63,941	$(2,217)	(3%)	$1,529	2%
Hosted and related services cost of revenue	61,329	55,535	44,526	5,794	10%	11,009	25%
Support and services cost of revenue	17,453	16,866	16,624	587	3%	242	1%
Total cost of revenue	$142,035	$137,871	$125,091	$4,164	3%	$12,780	10%

Product gross profit	$118,019	$119,482	$122,249	$(1,463)	(1%)	$(2,767)	(2%)
Hosted and related services gross profit	45,071	33,593	25,751	11,478	34%	7,842	30%
Support and services gross profit	55,564	48,846	40,452	6,718	14%	8,394	21%
Total gross profit	$218,654	$201,921	$188,452	$16,733	8%	$13,469	7%

	Year Ended
	June 30,	June 30,	June 30,	June 30, 2015 to June 30, 2014	June 30, 2014 to June 30, 2013
	2015	2014	2013	Net Change	Net Change
Product gross margin	65%	65%	66%	-	(1%)
Hosted and related services gross margin	42%	38%	37%	4%	1%
Support and services gross margin	76%	74%	71%	2%	3%
Total gross margin	61%	59%	60%	2%	(1%)

Total gross margin remained relatively consistent at 61% in fiscal 2015 as compared to 59% in fiscal 2014 and 60% in fiscal 2013.

Product gross margin

Product gross margins remained relatively consistent from fiscal 2013 to fiscal 2015 at 65% in both fiscal 2015 and fiscal 2014 and 66% in fiscal 2013.

Hosted and related services gross margin

Hosted and related service gross margins increased to 42% in fiscal 2015 as compared to 38% for fiscal 2014 and 37% for fiscal 2013. The increases from prior periods are primarily due to operating efficiencies gained in our deployment model and related reorganization efforts to help enhance product delivery of the next generation products. Hosted and related service gross margins for fiscal 2013 included $1.4 million in costs related to a change in estimate of regulatory telecommunications fees. As the related hosted business continues to expand and grow, we anticipate that we may realize improvements in our gross margins as we achieve synergies and other operating leverage in our service delivery platform.

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

Upon completion of our acquisition of M5, we have executed several initiatives to create greater efficiencies in the delivery of our hosted services.  These initiatives include:

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

Support and Services gross margin

Support and services gross margins increased to 76% in fiscal 2015 as compared to 74% in fiscal year 2014 and 71% in fiscal 2013. These increases were driven by operation improvements which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in each prior year, coupled with an increase in related revenue from our growing customer base.

Operating expenses

	Year Ended
	June 30,	June 30,	June 30,	June 30, 2015 to June 30, 2014		June 30, 2014 to June 30, 2013
	2015	2014	2013	Change $	Change %	Change $	Change %

(in thousands, except percentages)
Research and development	$53,352	$49,758	$52,992	$3,594	7%	$(3,234)	(6%)
Sales and marketing	118,931	110,977	120,222	7,954	7%	(9,245)	(8%)
General and administration	39,778	40,356	38,102	(578)	(1%)	2,254	6%
Settlements and defense fees	8,475	-	-	8,475	N/A	-	N/A

Research and development. Research and development expense increased by $3.6 million or 7% in fiscal 2015 compared to fiscal 2014. The increase in research and development expenses was primarily due to an increase of $1.7 million in personnel costs, including related benefits costs as well as an increase of $0.6 million in consulting and professional services. The increase in personnel costs was primarily due to an increase in headcount during fiscal 2015, primarily in Bangalore, India.

Research and development expense decreased by $3.2 million or 6% in fiscal 2014 compared to fiscal 2013. The decrease in research and development expenses was primarily due to a decrease of $2.5 million in personnel costs, including related benefits and bonus costs as well as a decrease of $0.4 million in facilities costs. The decrease in personnel costs was primarily due to a decrease in headcount during fiscal 2014.

Sales and marketing. Sales and marketing expenses increased by $8.0 million or 7% in fiscal 2015 compared to fiscal 2014. The increase in sales and marketing expenses from the prior period was primarily due to increased demand generation, partner commissions and promotional activities of $5.6 million and an increase in personnel related costs including, benefits, bonus and commissions of $2.1 million primarily attributable to an increase in headcount during fiscal 2015.

Sales and marketing expenses decreased by $9.2 million or 8% in fiscal 2014 compared to fiscal 2013. The decrease in sales and marketing expenses from the prior period was primarily due to a decrease in personnel related costs, including related benefits, bonus and commissions of $4.0 million, a decrease in demand generation and promotional activities of $3.2 million, a decrease in travel and entertainment of $1.5 million and a decrease in consulting and outside services of $1.0 million. These decreases were partially offset by an increase in of $0.5 million related to costs associated with the implementation of a new customer relationship management system.

General and administrative. General and administrative expenses decreased by $0.6 million or 1% in fiscal 2015 compared to fiscal 2014. The decrease in general and administrative expenses from the prior period was primarily due to a decrease in sales tax expense of $1.8 million, a decrease in facilities costs of $0.6 million, offset by an increase  in consulting and professional services of $1.8 million.

General and administrative expenses increased by $2.3 million or 6% in fiscal 2014 compared to fiscal 2013. The increase in general and administrative expenses from the prior period was primarily due to an increase in facilities costs of $0.7 million and to an increase in sales tax expense of $0.7 million.

Settlements and defense fees. Settlements and defense fees of $8.5 million for fiscal 2015 were comprised of $6.8 million related to a settlement on escrow claims related to the acquisition of M5, $1.1 million related to an Internal Revenue Service proposed withholding tax adjustment for the 2008 through 2012 tax years and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal. The $6.8 million expense related to the settlement on escrow claims was comprised of a $3.6 million impairment of the indemnification asset charge, a $2.5 million charge for professional fee reimbursement and a $0.7 million modification accounting charge related to the change in fair value of foregone stock per the Agreement and Plan of Reorganization between M5 and the Company. There were no corresponding charges for fiscal 2014 or fiscal 2013.

Other income (expense), net

	Year Ended
	June 30,	June 30,	June 30,	June 30, 2015 to June 30, 2014		June 30, 2014 to June 30, 2013
	2015	2014	2013	Change $	Change %	Change $	Change %
(in thousands, except percentages)
Interest expense	$(531)	$(643)	$(1,722)	(112)	(17%)	$(1,079)	(63%)
Interest income and other (expense), net	(939)	(637)	(690)	302	47%	(53)	(8%)

Interest expense. Interest expense remained relatively consistent at $0.5 million for fiscal 2015 and $0.6 million for fiscal 2014.

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

Interest income and other expense, net. Interest income and other expense, net increased by $0.3 million in fiscal 2015 as compared to fiscal 2014 due to an increase in our foreign exchange loss due to the strengthening of the U.S. dollar against certain foreign currencies in which we transact.

Interest income and other expense, net, decreased by $0.1 million in fiscal 2014 compared to fiscal 2013 primarily as a result of a decrease in our foreign exchange loss due to the weakening of the U.S. dollar against certain foreign currencies in which we transact.

Provision for income tax

	Year Ended
	June 30,	June 30,	June 30,	June 30, 2015 to June 30, 2014		June 30, 2014 to June 30, 2013
	2015	2014	2013	Change $	Change %	Change $	Change %
(in thousands, except percentages)
Provision for income taxes	$961	$586	$426	$375	64%	$160	38%

Our effective tax rate differs from the statutory rate largely due to our providing a full valuation allowance on the current year net operating losses. The provision for income taxes in fiscal 2015, 2014 and 2013 was primarily related to state and foreign income tax expense.

Liquidity and Capital Resources

Cash and cash equivalents and investments

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	Year ended June 30,
	2015	2014	2013
Cash and cash equivalents	$82,162	$53,472	$43,775
Short-term investments	8,025	2,673	7,501
Total	$90,187	$56,145	$51,276

As of June 30, 2015, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $90.2 million, net accounts receivable of $36.5 million and the balance available of $99.4 million for borrowing under our New Credit Facility.

On October 22, 2014, we entered into an Amended and Restated Credit Agreement (“New Credit Facility”) which provides for a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility was amended on December 1, 2014 and again on August 5, 2015. The New Credit Facility amended and restated the prior credit facility. The New Credit Facility matures on the fifth anniversary of its closing (October 22, 2019) and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings.

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

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of June 30, 2015. As of June 30, 2015, no amounts were outstanding under the Credit Facility.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,
	2015	2014	2013
	(In thousands)
Cash provided by operating activities	$41,145	$35,878	$10,263
Cash used in investing activities	$(19,504)	$(6,972)	$(3,183)
Cash provided by (used in) financing activities	$7,049	$(19,209)	$(425)

Cash flows from operating activities

Net loss during fiscal 2015, 2014 and 2013 included non-cash charges of $8.4 million, $7.3 million and $10.6 million in stock-based compensation expense, respectively, and depreciation and amortization of $19.1 million, $18.3 million and $15.8 million, respectively. Net loss during fiscal 2015 included a charge related to the impairment of the indemnification asset of $3.6 million with no corresponding charge in the fiscal 2014 or fiscal 2013.

Cash provided by operating activities of $41.1 million during fiscal 2015 also reflects net changes in operating assets and liabilities, which provided $13.3 million of cash consisting primarily of a decrease in inventory of $11.4 million, a decrease in indemnification asset of $2.0 million, an increase in accrued liabilities and other of $7.7 million and an increase in deferred revenue of $2.8 million. These cash inflows were offset by an increase in prepaid expenses of $3.6 million, an increase in accounts receivable of $2.9 million, a decrease in accrued taxes and surcharges of $2.3 million and a decrease in accrued employee compensation of $1.2 million.

Cash provided by operating activities of $35.9 million during fiscal 2014 also reflects net changes in operating assets and liabilities, which provided $10.4 million of cash consisting primarily of an increase in deferred revenue of $9.5 million, an increase in accounts payable of $6.2 million, an increase in accrued employee compensation of $3.4 million and a decrease in accounts receivable of $3.2 million. These cash inflows were offset by an increase in inventory of $7.5 million, a decrease in accrued liabilities and other of $4.1 million and an increase in prepaid expenses and other current assets of $1.6 million.

Cash provided by operating activities of $10.3 million during fiscal 2013 also reflects net changes in operating assets and liabilities, which provided $8.4 million of cash consisting primarily of an increase in deferred revenue of $5.5 million, an increase in accrued taxes and surcharges of $3.5 million, decrease in inventory of $1.6 million, an increase in accrued liabilities of $1.4 million, an increase in accrued employee compensation of $1.0 million, an increase in accounts payable of $0.3 million and a decrease in indemnification asset of $0.3 million. These cash inflows were offset by an increase in accounts receivable of $3.1 million, an increase in prepaid expenses and other current assets of $0.9 million, an increase in other assets of $0.4 million and a decrease in purchase consideration of $0.9 million.

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

Net cash flow used in investing activities in fiscal 2015 was $19.5 million and primarily consisted of $12.2 million used in purchases of investments securities, $11.4 million used in purchases of property, plant and equipment and $1.7 million used in purchases of patents, technology and internally developed software, offset by maturities of short-term investments of $5.8 million.

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

Cash flows from financing activities

 Net cash provided by financing activities was $7.0 million in fiscal 2015. In fiscal 2015, we received proceeds of $9.3 million from the issuance of common stock under various employee benefit plans, offset by the payment of $1.2 million for employee tax obligations associated with the vesting of restricted stock units.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2015:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$28,176	$6,180	$11,859	$8,727	$1,410
Capital lease obligations	60	48	12	-	-
Line of credit	-	-	-	-	-
Non-cancellable purchase commitments (inventory and software licenses)	14,922	14,922	-	-	-
Outstanding letters of credit	635	635	-	-	-
Total	$43,793	$21,785	$11,871	$8,727	$1,410

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements (other than those disclosed above within Contractual Obligations) nor do we have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain:

•	Revenue recognition;

•	Stock-based compensation;

•	Goodwill and purchased-intangible assets;

•	Accounting for income and telecom taxes.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations.

Revenue Recognition

We derive our revenue from the sale of premise enterprise IP telecommunications systems and hosted services.

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

The revenue for these multiple element arrangements is allocated to the non-essential software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue accounting guidance. The non-essential software deliverables included in a multiple element arrangement are subject to the industry specific software revenue recognition guidance. The relative selling price is determined using vendor specific objective evidence of fair value (“VSOE”) when available.  As we have not been able to obtain VSOE for all of the non-essential software deliverables in the arrangement, revenue allocated to the delivered non-essential software elements is recognized using the residual method in accordance with industry specific software revenue recognition guidance. Under the residual method, the amount of revenue recognized for the delivered non-essential software elements equaled the total allocated consideration less the VSOE of any undelivered elements bundled with such non-essential software elements.

We have been able to establish VSOE for our professional and post contractual support services mainly based on the volume and the pricing of the stand-alone sales for these services within a narrow range. We establish our estimated selling price (“ESP”) for products by considering factors including, but not limited to, geographies, customer segments and pricing practices. The determination of ESP is made through consultation with and formal approval by our management. We regularly review VSOE, the third party evidence of selling price and ESP and maintain internal controls over the establishment and updates of these estimates.

Hosted and related services revenues:

Our hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, Internet service provisioning, training and other professional services. Additionally, we offer our customers the ability to purchase phones from us directly or rent such phones as part of their service agreements. Customers are not required to purchase phones from us directly as they can independently purchase such equipment. Our customers typically enter into a 12 month service agreement whereby they are billed for such services on a monthly basis.

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

Goodwill and Purchased-Intangible Assets

Goodwill is tested for impairment on an annual basis on June 30th and when specific circumstances dictate between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in fiscal 2015, 2014, or 2013. The fair value of our single reporting unit was significantly in excess of the carrying value, which includes goodwill.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years.  We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in fiscal 2015, 2014, or 2013.

Accounting for Income and Telecom Taxes

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including our past earnings and the scheduling of deferred taxes and projected income from operating activities. As of June 30, 2015, we do not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. Our income tax benefit recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

We had federal net operating loss carryforwards of approximately $85.0 million as of June 30, 2015, which expire at various dates between 2023 and 2033. These net operating loss carryforwards include the effects of a favorable tax ruling determined under Section 382 by the Internal Revenue Service in March 2010 as well as federal net operating loss carryforwards available from the Agito Networks, Inc. and M5 acquisitions. We have not completed Section 382 studies for net operating losses incurred in the years subsequent to July 2007. Upon the completion of these studies, the amount of net operating losses available for utilization may be limited.

As a provider of communication services, we assess whether to include the taxes and surcharges collected from customers and remitted to government authorities, including Universal Service Fund charges, sales, use, and various surcharges, in our revenues and expenses. This assessment includes whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges these within our revenues and cost of hosted and related services. In jurisdictions where we determine that we are merely a collection agent for the government authority, we do not include them in our revenues and cost of hosted and related services.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of the expected impact of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in Australian dollar, British pound, Canadian dollar and the Euro. During the years ended June 30, 2015 and 2014, we used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. We used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. As of June 30, 2015 a 10% change in the applicable foreign exchange rates would result in an approximately $0.6 million increase or decrease in our pretax earnings.

In addition, we currently hold our investment portfolio in accounts with one financial firm. While we do not invest our cash in obligations of these firms, if these firms were to experience financial or other regulatory difficulties, it might be difficult for us to access our investments in a timely manner.

Interest Rate Risk

Our exposure to the interest rate risk due to changes in the general level of United States interest rates is due to both our cash equivalents and short term investments and our indebtedness. We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2015 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $12.0 million at June 30, 2015. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points.

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total fair market value	$12,091	$12,070	$12,060	$12,039	$12,029	$12,008
Percentage change in fair market value	0.3%	0.2%	0.1%	(0.1%)	(0.2%)	(0.3%)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHORETEL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoreTel, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 11, 2015

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$82,162	$53,472
Short-term investments	8,025	2,673
Accounts receivable, net of allowances of $631 and $636 as of June 30, 2015 and 2014, respectively	36,494	33,758
Inventories	15,053	26,501
Indemnification asset	-	5,606
Prepaid expenses and other current assets	11,616	7,991
Total current assets	153,350	130,001
Property and equipment - net	20,419	19,601
Goodwill	122,750	122,750
Intangible assets - net	22,217	28,479
Other assets	3,793	3,119
Total assets	$322,529	$303,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,452	$16,975
Accrued liabilities and other	19,374	13,399
Accrued employee compensation	15,311	16,527
Accrued taxes and surcharges	9,902	12,186
Deferred revenue	49,624	46,937
Total current liabilities	110,663	106,024

Long-term deferred revenue	17,624	17,539
Other long-term liabilities	4,014	2,994
Total liabilities	132,301	126,557
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 65,055 and 62,824 shares as of June 30, 2015 and 2014, respectively	361,691	344,546
Accumulated other comprehensive income	4	1
Accumulated deficit	(171,467)	(167,154)
Total stockholders’ equity	190,228	177,393
Total liabilities and stockholders’ equity	$322,529	$303,950

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2015	2014	2013
	(Amounts in thousands, except per share amounts)
Revenue:
Product	$181,272	$184,952	$186,190
Hosted and related services	106,400	89,128	70,277
Support and services	73,017	65,712	57,076
Total revenue	360,689	339,792	313,543
Cost of revenue:
Product	63,253	65,470	63,941
Hosted and related services	61,329	55,535	44,526
Support and services	17,453	16,866	16,624
Total cost of revenue	142,035	137,871	125,091
Gross profit	218,654	201,921	188,452
Operating expenses:
Research and development	53,352	49,758	52,992
Sales and marketing	118,931	110,977	120,222
General and administrative	39,778	40,356	38,102
Settlements and defense fees	8,475	-	-
Total operating expenses	220,536	201,091	211,316
Income (loss) from operations	(1,882)	830	(22,864)
Other income (expense):
Interest expense	(531)	(643)	(1,722)
Interest income and other (expense), net	(939)	(637)	(690)
Total other income (expense)	(1,470)	(1,280)	(2,412)
Loss before provision for income tax	(3,352)	(450)	(25,276)
Provision for income taxes	961	586	426
Net loss	$(4,313)	$(1,036)	$(25,702)
Net loss per common share, basic and diluted	$(0.07)	$(0.02)	$(0.44)
Shares used in computing net loss per common share, basic and diluted	63,953	61,191	58,633

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Net loss	$(4,313)	$(1,036)	$(25,702)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments	3	3	(4)
Other comprehensive income (loss)	3	3	(4)

Comprehensive loss	$(4,310)	$(1,033)	$(25,706)

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In-Capital		Accumulated Other		Total
	Shares	Amount	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	(Amounts in thousands)

BALANCE - June 30, 2012	58,057	310,646	2	(140,416)	170,232

Common stock issued under stock-based compensation plans, net of taxes paid	1,111	1,009			1,009
Stock-based compensation expense		10,605			10,605
Unrealized loss on short term investments, net			(4)		(4)
Net loss				(25,702)	(25,702)

BALANCE - June 30, 2013	59,168	322,260	(2)	(166,118)	156,140

Common stock issued under stock-based compensation plans, net of taxes paid	3,656	14,970			14,970
Stock-based compensation expense		7,316			7,316
Unrealized gain on short term investments, net			3		3
Net loss				(1,036)	(1,036)

BALANCE - June 30, 2014	62,824	$344,546	$1	$(167,154)	$177,393

Common stock issued under stock-based compensation plans, net of taxes paid	2,231	8,068			8,068
Stock-based compensation expense		8,413			8,413
Fair value of escrow settlement modification		664			664
Unrealized gain on short term investments, net			3		3
Net loss				(4,313)	(4,313)

BALANCE - June 30, 2015	65,055	$361,691	$4	$(171,467)	$190,228

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,313)	$(1,036)	$(25,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,072	18,286	15,816
Amortization of premium on investments	120	114	191
Stock-based compensation expense	8,413	7,316	10,605
Loss on disposal of property and equipment and other assets	97	466	95
Provision for doubtful accounts receivable	182	200	140
Change in fair value of purchase consideration	-	111	874
Impairment of indemnification asset	3,584	-	-
Fair value of escrow settlement modification	664	-	-
Changes in assets and liabilities:
Accounts receivable	(2,918)	3,160	(3,060)
Inventories	11,413	(7,536)	1,557
Indemnification asset	2,022	671	293
Prepaid expenses and other current assets	(3,607)	(1,574)	(942)
Other assets	252	176	(356)
Accounts payable	(795)	6,209	307
Accrued liabilities and other	7,687	(4,097)	1,371
Accrued employee compensation	(1,216)	3,368	1,008
Accrued taxes and surcharges	(2,284)	874	3,460
Purchase consideration	-	(320)	(868)
Deferred revenue	2,772	9,490	5,474
Net cash provided by operating activities	41,145	35,878	10,263

Cash flows from investing activities:
Purchases of property and equipment	(11,393)	(11,689)	(11,541)
Purchases of investments	(12,176)	(923)	(11,210)
Proceeds from sale/maturities of investments	5,757	5,640	21,889
Purchase of software licenses, patents and other intangible assets	(1,692)	-	(2,321)
Net cash used in investing activities	(19,504)	(6,972)	(3,183)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,294	15,832	1,901
Taxes paid on vested and released stock awards	(1,226)	(862)	(892)
Borrowings from line of credit	-	-	25,982
Payments made under the line of credit	-	(29,332)	(17,008)
Payments made under capital leases	(393)	(1,479)	(1,276)
Debt issuance costs	(626)	-	-
Payments of contingent consideration related to prior business combination	-	(3,368)	(9,132)
Net cash provided by (used in) financing activities	7,049	(19,209)	(425)

Net increase in cash and cash equivalents	28,690	9,697	6,655
Cash and cash equivalents at beginning of year	53,472	43,775	37,120
Cash and cash equivalents at end of year	$82,162	$53,472	$43,775

Supplemental cash flow disclosure:
Cash paid for interest	$298	$462	$949
Cash paid for income taxes	$885	$894	$283

Noncash financing and investing activities:
Property and equipment acquired on capital lease	$-	$144	$379
Purchase of patents included in period-end liabilities	$333	$160	$-
Unpaid portion of property and equipment purchases included in period-end accounts payable	$1,318	$1,032	$20

See notes to consolidated financial statement

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company - ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. The Company focuses on the small and medium sized businesses (less than 5,000 users), with a Unified Communications (“UC”) platform so that they can communicate anytime, anyplace, and through any device that they chose. They Company’s strategy is to provide customers with a flexible choice of deployment options: either operating our ShoreTel solution by subscribing to our cloud-based communication services, in their own premise-based data centers or a hybrid combination of both.

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

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of June 30, 2015, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2015 and June 30, 2014 one value-added distributor accounted for 33% and 31% of the total accounts receivable, respectively.

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

Investments - The Company’s short-term investments are comprised of corporate notes and commercial paper. These investments are held in the custody of one major financial institution. The specific identification method is used to determine the cost basis of disposed fixed income securities. At June 30, 2015 and 2014, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,
	2015	2014	2013
Allowance for doubtful accounts - beginning	$636	$639	$774
Current period provision	182	200	140
Write-offs charged to allowance, net of recoveries	(187)	(203)	(275)
Allowance for doubtful accounts - ending	$631	$636	$639

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

Goodwill and Purchased-Intangible Assets - Goodwill is tested for impairment on an annual basis on June 30th and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The Company has a single reporting unit. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in the fiscal years ended June 30, 2015, 2014 and 2013.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years. The Company performs a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in the fiscal years ended June 30, 2015, 2014 and 2013.

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

Hosted and Related Services Revenues:

The Company’s hosted and related services and solutions consist primarily of our proprietary hosted voice over Internet Protocol (“VoIP”) UC system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, training and other professional services. Additionally, the Company offers their customers the ability to purchase phones from them directly or rent such phones as part of their service agreements. The customers are not required to purchase phones from the Company directly as they can independently purchase such equipment. Customers typically enter into a 12 month service agreement whereby they are billed for such services on a monthly basis.

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

Channel Partner Programs and Incentives - The Company records estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. The Company also accrues for co-op marketing funds as a marketing expense if the Company receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues.

Warranties - The majority of the Company’s products are covered by a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized based on historical experience. The determination of such provision requires the Company to make estimates of product return rates and expected costs to repair or replace the product under warranty. If actual costs differ significantly from these estimates, additional amounts are recorded when such costs are probable and can be reasonably estimated. The provisions for product warranties are recorded within cost of goods sold on the statement of operations and included within accrued liabilities and other on the balance sheet and are insignificant for fiscal 2015 and 2014.

Research and Development Costs – Research and development expenditures, which include software development costs, are expensed as incurred. Software development costs incurred subsequent to the time a product’s technological feasibility has been established through the time the product is available for general release to customers are subject to capitalization.

Income and Telecom Taxes – The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit of which future realization is uncertain. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions, if applicable, are recognized in the income tax provision.

As a provider of communication services, the Company assesses whether to include the taxes and surcharges collected from customers and remitted to government authorities, including Universal Service Fund charges, sales, use, and various surcharges, in the Company’s revenues and expenses. This assessment includes whether the Company is the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the surcharges these within revenues and cost of hosted and related services in the Consolidated Statements of Operations as well as within accrued taxes and surcharges in the Consolidated Balance Sheets. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company does not include them in our revenues and cost of hosted and related services.

Stock-Based Compensation – The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The Company has a stock-based employee compensation plan (Option Plan). Generally, stock options granted to employees vest 25% at one year and then 1/36th monthly thereafter, and restricted stock units issued under the 2007 Plan generally vest 25% at one, two, three and four years, and have a term of ten years.

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2015, 2014 and 2013 (in thousands):

	Year Ended June 30,
	2015	2014	2013
Cost of product revenue	$74	$69	$110
Cost of hosted and related services revenue	1,215	626	188
Cost of support and services revenue	497	569	760
Research and development	1,928	1,704	2,789
Sales and marketing	2,391	1,996	2,921
General and administrative	2,308	2,352	3,837
Total stock-based compensation expense	$8,413	$7,316	$10,605

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

Recent Accounting Pronouncements

(a) New Accounting Updates Recently Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-5, Foreign Currency Matters (Topic 830) - an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard was adopted by the Company beginning July 1, 2014 and did not have an impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) - an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard was adopted by the Company beginning July 1, 2014 and did not have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30). ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for the Company in financial reporting periods beginning after December 31, 2015 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The Company elected to early adopt this accounting standard beginning July 1, 2015 which did not have an impact to our consolidated financial statements.

(b) Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-9 Revenue from Contracts with Customers (Topic 606) - an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The effective date of the new standard was deferred by one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of Effective Date. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. ASU No. 2014-9 may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company is currently evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. This accounting guidance is effective for the Company in financial reporting period beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its Consolidated Financial Statements.

2. BALANCE SHEET COMPONENTS

Balance sheet components consisted of the following:

	As of June 30,
	2015	2014
	(Amounts in thousands)
Inventories:
Raw materials	$92	$120
Distributor inventory	965	1,535
Finished goods	13,996	24,846
Total inventories	$15,053	$26,501

Property and equipment:
Computer equipment and tooling	$41,532	$33,286
Software	5,211	4,077
Furniture and fixtures	3,421	3,331
Leasehold improvements & others	8,149	6,554
Total property and equipment	58,313	47,248
Less accumulated depreciation and amortization	(37,894)	(27,647)
Property and equipment – net	$20,419	$19,601

Deferred revenue:
Product	$2,912	$6,281
Support and services	57,967	53,290
Hosted and related services	6,369	4,905
Total deferred revenue	$67,248	$64,476

Depreciation expense for the years ended June 30, 2015, 2014 and 2013 was $10.6 million, $8.4 million and $6.2 million, respectively.

3. SHORT-TERM INVESTMENTS

 The following is a summary of the Company’s short-term investments (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$8,021	$4	$-	$8,025
Total short-term investments	$8,021	$4	$-	$8,025

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and commercial paper	$2,672	$1	$-	$2,673
Total short-term investments	$2,672	$1	$-	$2,673

 The following table summarizes the maturities of the Company’s short-term investments by contractual maturity (in thousands):

	June 30, 2015
	Amortized Cost	Fair Value
Less than 1 year	$6,696	$6,702
Due in 1 to 3 years	1,325	1,323
	$8,021	$8,025

	June 30, 2014
	Amortized Cost	Fair Value
Less than 1 year	$2,672	$2,673
	$2,672	$2,673

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

4.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of tangible and intangible assets acquired. Goodwill amounts are not amortized.

The carrying value of goodwill was $122.8 million as of June 30, 2015, 2014 and 2013.

Intangible assets

The following is a summary of the Company’s intangible assets (in thousands):

	June 30, 2015			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$4,446	$(3,640)	$806	$3,970	$(3,185)	$785
Technology	26,644	(18,874)	7,770	26,644	(14,486)	12,158
Customer relationships	23,300	(11,049)	12,251	23,300	(7,764)	15,536
Intangible assets in process and other	1,390	-	1,390	-	-	-
Intangible assets	$55,780	$(33,563)	$22,217	$53,914	$(25,435)	$28,479

The intangible assets are being amortized over useful lives ranging from 2 years to 8 years.

Amortization of intangible assets for the years ended June 30, 2015, 2014 and 2013 was $8.1 million, $9.8 million and $9.5 million, respectively.

The estimated future amortization expenses for intangible assets, excluding intangible assets in process and other, for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2016	$7,532
2017	6,042
2018	4,047
2019	2,910
2020	296
Thereafter	-
Total	$20,827

5.  FAIR VALUE DISCLOSURE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.
•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s cash equivalents and short-term investments measured at fair value on a recurring basis (in thousands):

	June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$4,025	$4,025	$-	$-
Short-term investments:
Corporate notes and commercial paper	8,025	-	8,025	-
Total assets measured and recorded at fair value	$12,050	$4,025	$8,025	$-

The above table excludes $78.1 million of cash balances on deposit at banks.

	June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$11,011	$11,011	$-	$-
Short-term investments:
Corporate notes and commercial paper	2,673	-	2,673	-
Total assets measured and recorded at fair value	$13,684	$11,011	$2,673	$-

The above table excludes $42.5 million of cash balances on deposit at banks.

There were foreign exchange forward contracts (see Note 13) outstanding as of June 30, 2015 and 2014 which were entered into by the Company on the last day of the period. This fair value is not material.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper. We reviewed our financial and non-financial assets and liabilities for the years ended June 30, 2015 and 2014 and concluded that there were no material impairment charges during each of these years. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between levels of the fair value hierarchy for any of the periods presented.

The purchase consideration for the Company’s acquisition of M5 included a contingent portion ranging from zero to $13.7 million and was subject to the achievement of certain revenue targets. As these revenue targets were met in full on December 31, 2012, the Company paid $10.0 million in March 2013 and paid the full remaining $3.7 million in January 2014.

The change in the fair value of the purchase consideration liability is as follows (in thousands):

Fair Value
As of June 30, 2013	$3,577
Add: Adjustment to purchase consideration	111
Less: Payment of purchase consideration	(3,688)
As of June 30, 2014	$-

There was no activity in the purchase consideration liability during fiscal 2015.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when an impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. There was no impairment recorded in the years ended June 30, 2015, 2014 and 2013.

6. LINE OF CREDIT

On October 22, 2014 the Company entered into an Amended and Restated Credit Agreement (“New Credit Facility”). The New Credit Facility was amended on December 1, 2014 and again on August 5, 2015. This New Credit Facility replaces the Company’s previous credit facility. The New Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility matures on the fifth anniversary of its closing (October 22, 2019) and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings.  The borrowings under the New Credit Facility accrue interest (at the election of the Company) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the New Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays annual commitment fees during the term of the New Credit Facility which varies depending on the Company’s consolidated EBITDA. The New Credit Facility is secured by substantially all of the Company’s assets. The amounts borrowed are recorded as long-term debt, in the Company’s consolidated financial statements. As of June 30, 2015, the Company had $99.4 million available for borrowing under the New Credit Facility.

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of June 30, 2015.

As of June 30, 2015, no amounts were outstanding under the Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the debt.

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

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share (in thousands other than per share amounts):

	Year Ended June 30,
	2015	2014	2013
Numerator:
Net loss	$(4,313)	$(1,036)	$(25,702)
Denominator:
Weighted average common shares outstanding (basic and diluted)	63,953	61,191	58,633
Net loss per share
Basic and diluted	$(0.07)	$(0.02)	$(0.44)

Anti-dilutive weighted shares related to stock-based options and awards excluded from the calculation of diluted shares were approximately 2.2 million, 2.3 million, and 8.9 million for the years ended June 30, 2015, 2014 and 2013 respectively.

 8. INCOME TAXES

The components of loss before income taxes consist of the following (in thousands):

	Year Ended June 30,
	2015	2014	2013
Domestic	$(4,325)	$(993)	$(25,568)
Foreign	973	543	292
Total	$(3,352)	$(450)	$(25,276)

The provision for income taxes consists of the following (in thousands):

	Year Ended June 30,
	2015	2014	2013
Current:
Federal	$159	$74	$-
State	528	336	175
Foreign	299	166	108
Total current income tax	986	576	283

Deferred:
Federal	-	-	-
State	-	-	135
Foreign	(25)	10	8
Total deferred income tax	(25)	10	143
Provision for income taxes	$961	$586	$426

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to loss before benefit from income tax is as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
Benefit from income tax at federal statutory rate	$(1,140)	$(153)	$(8,593)
Non deductible expenses	442	339	400
Federal Alternative Minimum Tax	159	166	-
Stock-based compensation	314	84	203
Fair value of escrow settlement modification	225	-	-
Credits	(574)	(590)	(695)
State taxes	528	337	181
Other	(56)	(102)	145
Increase in valuation allowance	1,063	505	8,785
Total	$961	$586	$426

Significant components of deferred tax assets consist of the following (in thousands):

	June 30,
	2015	2014
Deferred Tax Assets
Net operating loss carryforwards	$26,990	$30,356
Tax credit carryforwards	17,176	15,287
Stock compensation	12,105	12,878
Other	14,309	12,534
Gross deferred tax assets	70,580	71,055
Valuation allowance	(66,213)	(64,080)
Total deferred tax assets	4,367	6,975
Deferred Tax Liabilities
Acquistion intangibles	(4,282)	(6,915)
Total deferred tax liabilities	(4,282)	(6,915)
Total net deferred tax assets	$85	$60

During the year ended June 30, 2015, the decrease in the Company’s deferred tax assets of $0.5 million was primarily due to the utilization of gross net operating losses, partially offset by an increase in tax credit carryforwards. In addition, the decrease in the Company’s total deferred tax liabilities of $2.6 million was due to the amortization of the identifiable intangible property determined in the M5 acquisition. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The realization of deferred tax assets is based on several factors, such as the Company’s history of past earnings, the scheduling of deferred tax liabilities and projected future income from operating activities. Except as noted below, as of June 30, 2015, management does not believe it is more likely than not that the net U.S. federal and state deferred tax assets are realizable. The Company intends to maintain the valuation allowance on its net deferred tax assets until sufficient positive evidence exists to support reversal of some or all of the allowance. The Company’s future income tax expense (benefit) will be affected in the event changes to the valuation allowance are required.

The Company had federal net operating loss carryforwards of approximately $85.0 million as of June 30, 2015, which expire at various dates between 2023 and 2033. These net operating loss carryforwards include the effects of a favorable tax ruling determined under Section 382 by the Internal Revenue Service in March 2010 as well as federal net operating loss carryforwards available from the Agito Networks, Inc. (“Agito”) and M5 acquisitions. The Company has not completed Section 382 studies for net operating losses incurred in the years subsequent to July 2007. Upon the completion of these studies, the amount of net operating losses available for utilization may be limited. Included in the net operating loss carryforward is approximately $9.4 million (pretax) of net operating loss attributable to excess stock option deductions. The related tax benefit of $3.2 million, if realized, will be recorded as additional paid-in capital. Including the net operating loss carryforwards available from the Agito and M5 acquisitions, the Company had California and other state net operating loss carryforwards of approximately $13.5 million and $5.8 million, respectively, which expire at various dates between fiscal 2015 and 2034.

As of June 30, 2015, the Company had Federal and California tax credit carryforwards of $12.6 million and $14.9 million, respectively. The federal tax credit carry forwards expire at various dates between 2023 and 2035. The California tax credits may be carried forward indefinitely.

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of June 30, 2015, the determination of the unrecorded deferred tax liability related to these earnings was not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company's foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

The “American Taxpayer Relief Act of 2012” (the “2012 Tax Act”) was enacted in January 2013. The 2012 Tax Act extended certain tax provisions that had previously expired under the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010” (the “2010 Tax Act”). The Tax Increase Prevention Act of 2014 extended the Research and Development (“R&D”) credit for qualifying activities through December 31, 2014 and also extended the 50% bonus depreciation provisions on property acquired through December 31, 2014.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information. As of June 30, 2015, 2014 and 2013, the Company's total amount of unrecognized tax benefit was approximately $5.1 million, $4.2 million and $4.1 million, respectively.

The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
Beginning balance	$4,165	$4,060	$3,576
Decrease in tax positions for prior years	-	(471)	(22)
Increase in tax positions for current year	900	576	506
Ending balance	$5,065	$4,165	$4,060

As of June 30, 2015, the Company's total amount of unrecognized tax benefit was approximately $5.1 million; there would be no impact to the effective tax rate if these tax benefits were recognized while the Company maintains a full valuation allowance. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

9. COMMON STOCK

Common Shares Reserved for Issuance

At June 30, 2015, the Company had reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	19,231
Reserved under employee stock purchase plan	722
Total	19,953

10. EMPLOYEE BENEFIT PLANS

 Equity Stock Incentive Plans

The Company grants nonqualified (“NSO”) and incentive stock options (“ISOs”), restricted stock awards, and restricted stock units to officers, directors, employees and consultants under the 2007 Equity Incentive Plan (“2007 Plan”), which is the successor to the 1997 Plan. The 2007 Plan, provides for the granting of ISOs and NSOs for over a period not to exceed ten years and at exercise prices that are not less than 100% and 85%, respectively, of the estimated fair market value of the Company’s common stock on the date of grant as determined by the Board of Directors. Stock options issued under the 2007 Plan generally vest 25% at one year and then 1/36th monthly thereafter, and restricted stock units issued under the 2007 Plan generally vest 25% at one, two, three and four years.

The 2007 Plan provides for automatic annual increases of shares available for issuance of up to 5% of the number of common shares then outstanding.  In fiscal 2015 and 2014, the Board of Directors increased the number of shares authorized and available for issuance under the 2007 Plan by 3.2 million and 3.1 million shares, respectively, pursuant to the automatic increase provision. As of June 30, 2015, the Company had 11.5 million shares of common stock available for future issuance under the 2007 Plan.

The following table summarizes the Company’s stock option activities for the fiscal year ended June 30, 2015 (in thousands, except per share amounts):

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2014	6,324	$5.37
Options granted	1,413	$6.69
Options exercised	(1,110)	$4.63
Options cancelled/forfeited	(364)	$6.68
Balance at June 30, 2015	6,263	$5.72	6.20	$8,620
Options exercisable at June 30, 2015	3,745	$5.66	4.67	$5,960
Vested and expected to vest at June 30, 2015	5,442	$5.68	5.84	$7,866

The weighted-average grant-date fair value of options granted during the years ended June 30, 2015, 2014, and 2013 was $3.02, $2.86, and $2.46, respectively. The total intrinsic value of options exercised in the years ended June 30, 2015, 2014, and 2013 was $3.2 million, $7.3 million, and $0.3 million, respectively, and represents the difference between the fair value of the Company’s common stock at the dates of exercise and the exercise price of the options.

The following table summarizes information about outstanding and exercisable options at June 30, 2015 (in thousands, except years and exercise prices):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.40 – 4.25	769	6.12	$3.79	467	$3.61
$4.31	720	7.72	4.31	400	4.31
$4.35 – 4.80	634	6.84	4.53	436	4.54
$4.82	676	0.61	4.82	677	4.82
$4.93 - 5.15	722	6.22	5.11	472	5.08
$5.25 - 6.50	560	4.80	6.00	460	5.95
$6.61	643	9.13	6.61	-	-
$6.62 - 7.41	649	8.60	6.82	90	6.90
$7.51 - 8.79	663	6.54	8.24	516	8.33
$9.00 – 13.73	227	3.87	10.93	227	10.93
Total Outstanding	6,263	6.20	$5.72	3,745	$5.66

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

	Year Ended June 30,
	2015	2014	2013
Expected life from grant date of option	5.04-5.09 years	4.98-5.44 years	5.32-5.48 years
Risk-free interest rate	1.45-1.70%	1.44-1.66%	0.67-0.91%
Expected volatility	49-50%	51-66%	68-69%
Expected dividend yield	0%	0%	0%

As of June 30, 2015 total unrecognized compensation cost related to stock options granted to employees and non-employee directors was $2.7 million, net of estimated forfeitures, which the Company expects to recognize over 2.5 years.

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

In February of fiscal 2015 and 2014, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 641,464 shares and 611,987 shares, respectively.

The fair value of stock purchase rights granted under the ESPP is estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended June 30,
	2015	2014	2013
Expected life from grant date of ESPP	0.50 years	0.50 years	0.50 years
Risk-free interest rate	0.06-0.09%	0.06-0.10%	0.09-0.15%
Expected volatility	35-43%	43-48%	42-57%
Expected dividend yield	0%	0%	0%

Expenses related to shares issued under the ESPP are included in stock-based compensation expense. The Company issued 670,329 shares and 370,665 shares under the ESPP in fiscal 2015 and 2014, respectively, at a weighted average price per share of $6.19 and $4.82, respectively. As of June 30, 2015, total unrecognized compensation cost related to the ESPP plan was $0.5 million, which the Company expects to recognize over 0.5 years.

Restricted Stock Awards and Restricted Stock Units

Restricted stock award and restricted stock unit activity for the year ended June 30, 2015  is as follows (in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding - July 1, 2014	1,394	$5.38
Awarded	917	6.80
Released	(629)	5.68
Forfeited	(230)	5.85
Outstanding - June 30, 2015	1,452	$6.07

The weighted average grant-date fair value of restricted stock units granted during fiscal 2015, 2014 and 2013 was $5.8 million, $4.5 million and $3.0 million, respectively.

As permitted under the 2007 Plan, in fiscal 2015, the Company issued 62,979 shares of restricted stock awards, with a fair value of $0.4 million, to non-employee directors electing to receive them in lieu of an annual cash retainer. These shares were issued quarterly and vest immediately upon issuance.

As of June 30, 2015, total unrecognized compensation cost related to restricted stock awards and units awarded to employees and directors was $2.5 million, net of estimated forfeitures, which the Company expects to recognize over 2.4 years.

11. LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation — As of June 30, 2015, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. With the exception of the items specifically noted herein, due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

On September 15, 2011, a lawsuit was filed against the Company and several other companies in the United States District Court for the Eastern District of Texas by a patent holding company alleging patent infringement. On July 22, 2015, the Company and the plaintiff executed settlement and license agreements. On July 23, 2015, the Company and the plaintiff filed a stipulation with the Court to dismiss all claims and counterclaims with prejudice, which the Court granted on July 31, 2015. The Company recorded a $1.0 million charge related to past damages related to the settlement and license agreements. This charge is classified as product cost of revenue within the consolidated statement of operations for fiscal 2015. The settlement and license agreements also include an ongoing royalty on certain products which are not expected to have a material impact on the Company’s financial results.

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

Per the Purchase Agreement, the non-prevailing party was required to reimburse professional fees of the prevailing party. The arbitration ruling in December 2014 determined the former M5 shareholders to be the prevailing party, thus the Company was deemed to be required to reimburse professional fees incurred by former M5 shareholders related to the escrow proceedings. The Company and Fortis entered into an agreement to settle the professional fee reimbursement for $2.5 million, as such, the Company recognized this amount as a professional fee reimbursement charge classified as settlements and defense fees within the consolidated statement of operations for fiscal 2015.

Indemnification asset — As a result of the arbitration settlement made between the parties noted above, the Company recorded an impairment of the related indemnification asset to adjust the carrying value to the amount it realized from the related escrow proceeds. During fiscal 2015, the Company recorded an impairment charge of $3.6 million classified as settlements and defense fees within the consolidated statement of operations. The carrying amount of the indemnification asset was zero at June 30, 2015 as the settlement amount of $2.1 million was received during fiscal 2015.

Contingencies — During the three months ended December 31, 2014 the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) resulting from a withholding tax audit of payments made to non-U.S. vendors during calendar years 2008 through 2012.  The NOPA asserts a liability for under-withheld tax of approximately $2.0 million, plus related penalties and estimated interest of approximately $1.3 million. While the Company disagrees with a majority of the IRS’ assertions and proposed liability, the Company accrued for the probable liability and recorded an expense classified as settlements and defense fees within the consolidated statement of operations of $1.1 million for fiscal 2015.

Settlements and defense fees — Settlements and defense fees within the consolidated statement of operations of $8.5 million for fiscal 2015 were comprised of a $3.6 million impairment of the indemnification asset charge, a $2.5 million charge for professional fee reimbursement, a $0.7 million modification accounting charge related to the change in fair value of foregone stock per the Purchase Agreement, $1.1 million related to an IRS proposed adjustment and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal. There were no corresponding charges for fiscal 2014 or 2013.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. The Company enters into certain capital leases for equipment. Future minimum lease payments under the noncancelable capital and operating leases as of June 30, 2015, are as follows (in thousands):

Years Ending June 30,	Operating leases	Capital leases
2016	$6,180	$48
2017	6,220	12
2018	5,639	-
2019	4,390	-
2020	3,059	-
Therafter	2,688	-
Total minimum lease payments	$28,176	60

Less: Amount representing interest		-
Present value of total minimum lease payments		60
Less: Current portion liability		(48)
Capital lease obligation, net of current portion		$12

The current portion of the capital leases is included in accrued liabilities and other within the consolidated balance sheet. The non-current portion of the capital leases is included in other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted to U.S. dollars at the interbank exchange rate on June 30, 2015.

Rent expense for the years ended June 30, 2015, 2014, and 2013, was $5.6 million, $4.2 million and $3.8 million, respectively.

Purchase commitments - As of June 30, 2015, the Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $14.9 million.

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

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Year Ended June 30,
	2015	2014	2013
United States of America	$331,337	$308,609	$283,276
International	29,352	31,183	30,267
Total	$360,689	$339,792	$313,543

Revenue from one value-added distributor accounted for approximately 26%, 25% and 22% of the total revenue during the years ended June 30, 2015, 2014 and 2013, respectively..

The following presents a summary by geographic region of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	As at June 30,
	2015	2014
United States of America	$19,505	$18,704
International	914	897
Total	$20,419	$19,601

13.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the years ended June 30, 2015 and 2014, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2015 and 2014 (in thousands).

	June 30, 2015
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$2,420	$1,840
British pound	£910	1,429
Canadian dollar	$750	596
Euro	€1,550	1,708
Total		$5,573

	June 30, 2014
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,060	$986
British pound	£2,540	4,303
Euro	€840	1,142
Total		$6,431

14.  EMPLOYEE 401(K) PLAN

Employee 401(k) Plan - The Company adopted a defined contribution retirement plan which has been determined by the Internal Revenue Service (“IRS”) to be qualified as a 401(k) plan (the “Plan”). The Plan covers substantially all employees. The Plan provides for voluntary tax deferred contributions of 1-20% of gross compensation, subject to certain IRS limitations. Effective January 1, 2015, we match employee contributions to the Plan on a dollar for dollar basis up to a maximum amount of $1,500 per year. Employer matching contributions made vest immediately. Our employer matching contributions to the Plan were $0.5 million for fiscal 2015.  There were no such contributions made during fiscal 2014 or 2013.

15. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net loss and earnings per share by quarter for the fiscal years ended June 30, 2015 and 2014. This data was derived from the Company’s unaudited consolidated financial statements.

	Three Months Ended
	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013
	(In thousands, except per share amounts)
Total revenue	$94,389	$85,002	$90,867	$90,431	$88,619	$82,401	$84,485	$84,287
Gross profit	59,637	49,949	55,290	53,778	52,796	48,090	49,859	51,176
Net income (loss)	4,757	(2,594)	(6,842)	366	2,143	(1,204)	(940)	(1,035)
Basic net income (loss) per common share	$0.07	$(0.04)	$(0.11)	$0.01	$0.03	$(0.02)	$(0.02)	$(0.02)
Diluted net income (loss) per common share	$0.07	$(0.04)	$(0.11)	$0.01	$0.03	$(0.02)	$(0.02)	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2015 of the Company and our report dated September 11, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 11, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2015.

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

(3) Exhibits - See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of September 2015.

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

Name	Title	Date

/s/ DON JOOS	President and	September 11, 2015
Don Joos	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ MICHAEL E. HEALY	Chief Financial Officer	September 11, 2015
Michael E. Healy	(Principal Financial Officer)

/s/ KEITH A. JONES	Worldwide Corporate Controller	September 11, 2015
Keith A. Jones	(Principal Accounting Officer)

/s/ CHARLES D. KISSNER	Chairperson of the Board	September 11, 2015
Charles D. Kissner

/s/ MARK F. BREGMAN	Director	September 11, 2015
Mark F. Bregman

/s/ KENNETH DENMAN	Director	September 11, 2015
Kenneth Denman

/s/ SHANE ROBISON	Director	September 11, 2015
Shane Robison

/s/ CONSTANCE SKIDMORE	Director	September 11, 2015
Constance Skidmore

/s/ EDWARD F. THOMPSON	Director	September 11, 2015
Edward F. Thompson

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
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

3.2
Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 7, 2014).

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

10.7+	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed on September 12, 2013).

10.8+	Fiscal 2014 Annual Cash Bonus to Donald Joos (incorporated by reference to the Company’s Form 8-K filed on August 21, 2014).

10.9+	Non-employee director compensation guidelines (incorporated by reference to the Company’s Form 8-K filed on February 12, 2008).

10.10+	Form of "Tier 2" Retention Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011).

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

10.13
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

10.14
Lease Agreement, dated July 21, 2011 between the Company and BRE/US Industrial Properties, L.L.C. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 filed on September 12, 2011).

10.15
$100,000,000 Senior Secured Credit Facilities Amended and Restated Credit Agreement dated as of October 22, 2014 among the Company, the lenders named therein and Silicon Valley Bank  (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed on February 6, 2015) , Amendment Letter dated as of December 1, 2014 (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed on February 6, 2015) and Second Amendment Letter dated August 5, 2015 (incorporated by reference to the Company’s Form 8-K filed on August 7, 2015).

10.16
Amended and Restated Guarantee and Collateral Agreement dated as of October 22, 2014 (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed on February 6, 2015).

21	Subsidiaries.

23.1	Consent of independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management Compensatory Plan or Arrangement

(b) Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.