Form 10-Q
period 2015-09-30
ShoreTel Inc
filed 2015-11-06
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, 65,592,401 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended September 30, 2015

Index
PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,532	$82,162
Short-term investments	9,597	8,025
Accounts receivable, net of allowances of $631 as of both September 30, 2015 and June 30, 2015	28,502	36,494
Inventories	13,453	15,053
Prepaid expenses and other current assets	11,180	11,616
Total current assets	159,264	153,350
Property and equipment, net	19,759	20,419
Goodwill	122,750	122,750
Intangible assets, net	20,302	22,217
Other assets	4,325	3,793
Total assets	$326,400	$322,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,150	$16,452
Accrued liabilities and other	19,742	19,374
Accrued employee compensation	14,598	15,311
Accrued taxes and surcharges	8,485	9,902
Deferred revenue	52,134	49,624
Total current liabilities	109,109	110,663

Long-term deferred revenue	17,815	17,624
Other long-term liabilities	4,402	4,014
Total liabilities	131,326	132,301
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 65,506 and 65,055 shares as of September 30, 2015 and June 30, 2015, respectively	364,400	361,691
Accumulated other comprehensive income (loss)	(1)	4
Accumulated deficit	(169,325)	(171,467)
Total stockholders’ equity	195,074	190,228
Total liabilities and stockholders’ equity	$326,400	$322,529

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenue:
Product	$41,533	$47,707
Hosted and related services	29,562	24,891
Support and services	19,090	17,833
Total revenue	90,185	90,431
Cost of revenue:
Product	13,481	16,779
Hosted and related services	13,959	15,593
Support and services	4,705	4,281
Total cost of revenue	32,145	36,653
Gross profit	58,040	53,778
Operating expenses:
Research and development	13,837	13,661
Sales and marketing	30,843	29,016
General and administrative	10,115	9,991
Total operating expenses	54,795	52,668
Income from operations	3,245	1,110
Other income (expense):
Interest expense	(124)	(152)
Interest income and other (expense), net	(576)	(214)
Total other expense	(700)	(366)
Income before provision for income taxes	2,545	744
Provision for income taxes	403	378
Net income	$2,142	$366
Net income per share - basic	$0.03	$0.01
Net income per share - diluted	$0.03	$0.01
Shares used in computing net income per share - basic	65,266	62,967
Shares used in computing net income per share - diluted	66,978	64,571

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014

Net income	$2,142	$366
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments	(5)	(7)
Other comprehensive loss	(5)	(7)

Comprehensive income	$2,137	$359

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,142	$366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,833	5,014
Stock-based compensation expense	2,772	2,539
Amortization of premium on investments	29	14
Provision for doubtful accounts receivable	75	25
Changes in assets and liabilities:
Accounts receivable	7,917	6,098
Inventories	1,699	2,340
Indemnification asset	-	(53)
Prepaid expenses and other current assets	436	(2,788)
Other assets	(532)	(8)
Accounts payable	(1,100)	(3,224)
Accrued liabilities and other	724	1,685
Accrued employee compensation	(713)	(2,803)
Accrued taxes and surcharges	(1,417)	(786)
Deferred revenue	2,701	2,691
Net cash provided by operating activities	19,566	11,110

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(3,513)	(3,259)
Purchases of investments	(4,217)	(4,197)
Proceeds from sales/maturities of investments	2,611	1,450
Purchases of patents, technology and internally developed software	-	(568)
Net cash used in investing activities	(5,119)	(6,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	904	333
Taxes paid on vested and released stock awards	(967)	(837)
Payments made under capital leases	(14)	(221)
Net cash used in financing activities	(77)	(725)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,370	3,811
CASH AND CASH EQUIVALENTS - Beginning of period	82,162	53,472
CASH AND CASH EQUIVALENTS - End of period	$96,532	$57,283

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$12	$131
Cash paid for taxes	$648	$221

NONCASH INVESTING AND FINANCING ACTIVITIES:

Unpaid portion of property and equipment purchases included in period-end accruals	$116	$69

 See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business

ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (referred herein as “ShoreTel” or “the Company”) is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. The Company focuses on the small and medium sized businesses (less than 5,000 users), with a Unified Communications (“UC”) platform so that they can communicate anytime, anyplace, and through any device that they chose. The Company’s strategy is to provide customers with a flexible choice of deployment options: subscribing to our cloud-based communication services, operating our ShoreTel solution in their own premise-based data centers or a hybrid combination of both.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of September 30, 2015, and for the three months ended September 30, 2015 and 2014 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet as of June 30, 2015 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Income per Share

Basic net income per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the weighted average number of common shares used in the basic income per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 3.0 million weighted shares and 2.6 million weighted shares were not included in the computation of diluted net income per share for the three months ended September 30, 2015 and 2014, respectively because such securities were anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of September 30, 2015, all of the Company’s cash, cash equivalents and short-term investments were managed by several financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 37% of total accounts receivable at September 30, 2015. At June 30, 2015 the same value-added distributor accounted for 33% of the total accounts receivable.

Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). The guidance requires that adjustments to provisional amounts recognized in a business combination be recorded during the measurement period in the period in which the adjustment amounts are determined. This also applies to the effect on earnings of changes in depreciation, amortization or other income effects, if any; as a result to the change in the provisional amounts as if the accounting had been completed at the acquisition date. This accounting guidance is effective for the Company in the annual financial reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate adoption of this guidance to have a material effect on its Consolidated Financial Statements.

Index
3.	Balance Sheet Details

Balance sheet components consist of the following:

	September 30, 2015	June 30, 2015
	(in thousands)
Inventories:
Raw materials	$88	$92
Distributor inventory	1,511	965
Finished goods	11,854	13,996
Total inventories	$13,453	$15,053

Property and equipment:
Computer equipment and tooling	$43,387	$41,532
Software	5,449	5,211
Furniture and fixtures	3,430	3,421
Leasehold improvements and others	8,119	8,149
Total property and equipment	60,385	58,313
Less accumulated depreciation and amortization	(40,626)	(37,894)
Property and equipment, net	$19,759	$20,419

Deferred revenue:
Product	$5,640	$2,912
Support and services	58,371	57,967
Hosted and related services	5,938	6,369
Total deferred revenue	$69,949	$67,248

Depreciation expense for the three months ended September 30, 2015 and 2014 was $2.9 million and $2.6 million, respectively.

Intangible Assets:

Intangible assets consist of the following (in thousands):

	September 30, 2015			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$4,446	$(3,730)	$716	$4,446	$(3,640)	$806
Technology	28,034	(19,877)	8,157	26,644	(18,874)	7,770
Customer relationships	23,300	(11,871)	11,429	23,300	(11,049)	12,251
Intangible assets in process and other	-	-	-	1,390	-	1,390
Intangible assets	$55,780	$(35,478)	$20,302	$55,780	$(33,563)	$22,217

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

Index
Certain internally developed software became available for general release to customers during the three months ended September 30, 2015; at which time, an aggregate of $1.4 million in software development costs were transferred from intangible assets in process and other to technology in the table above, and the amortization expense is being recognized related to these capitalized software costs.

Amortization of intangible assets for the three months ended September 30, 2015 and 2014 was $1.9 million and $2.2 million, respectively.

The estimated amortization expenses for intangible assets as of September 30, 2015 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2016 (remaining 9 months)	$5,969
2017	6,505
2018	4,510
2019	3,022
2020	296
Thereafter	-
Total	$20,302

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2015
Corporate notes and commercial paper	$9,598	$4	$(5)	$9,597
Total short-term investments	$9,598	$4	$(5)	$9,597

As of June 30, 2015
Corporate notes and commercial paper	$8,021	$4	$-	$8,025
Total short-term investments	$8,021	$4	$-	$8,025

Index
The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of September 30, 2015
Less than 1 year	$6,452	$6,451
Due in 1 to 3 years	3,146	3,146
Total	$9,598	$9,597

	Amortized Cost	Fair Value
As of June 30, 2015
Less than 1 year	$6,696	$6,702
Due in 1 to 3 years	1,325	1,323
	$8,021	$8,025

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

4.	Fair Value Disclosure

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$2,437	$2,437	$-	$-
Short-term investments:
Corporate notes and commercial paper	9,597	-	9,597	-
Total assets measured and recorded at fair value	$12,034	$2,437	$9,597	$-

The above table excludes $94.1 million of cash balances on deposit at banks.

Index
	June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$4,025	$4,025	$-	$-
Short-term investments:
Corporate notes and commercial paper	8,025	-	8,025	-
Total assets measured and recorded at fair value	$12,050	$4,025	$8,025	$-

The above table excludes $78.1 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during the three months ended September 30, 2015 and 2014, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment in the three months ended September 30, 2015 that required a nonrecurring fair value analysis to be performed on non-financial assets.

5.	Line of Credit

On October 22, 2014 the Company entered into an Amended and Restated Credit Agreement which was further amended on December 1, 2014 and again on August 5, 2015 (“New Credit Facility”). This New Credit Facility replaces the Company’s previous credit facility. The New Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility matures on the fifth anniversary of its closing (October 22, 2019) and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings.  The borrowings under the New Credit Facility accrue interest (at the election of the Company) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the New Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays annual commitment fees during the term of the New Credit Facility which varies depending on the Company’s consolidated EBITDA. The New Credit Facility is secured by substantially all of the Company’s assets. As of September 30, 2015, the Company had $99.4 million available for borrowing under the New Credit Facility.

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of September 30, 2015.

Index
As of September 30, 2015, no amounts were outstanding under the New Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the New Credit Facility.

6.	Income Taxes

The Company recorded an income tax provision of $0.4 million for both the three months ended September 30, 2015 and 2014. The tax provision primarily consists of income tax provisions for federal alternative minimum tax, tax provisions for profitable foreign jurisdictions based upon income earned during the period and state tax provisions, including certain states that are determined on a basis other than income earned. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.

The Company maintains liabilities for uncertain tax positions. As of both September 30, 2015 and June 30, 2015, the Company’s total amount of unrecognized tax benefit was $5.1 million. Of the total of $5.1 million of unrecognized tax benefit as of September 30, 2015, none, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

7.	Common Stock

Common Shares Reserved for Issuance

At September 30, 2015, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	18,780
Reserved under employee stock purchase plan	722
Total	19,502

Index
8.	Stock-Based Compensation

The following table shows total non-cash stock-based compensation expense included in the accompanying Condensed Consolidated Statements Income for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Cost of product revenue	$29	$36
Cost of hosted and related services revenue	384	343
Cost of support and services revenue	212	180
Research and development	487	658
Sales and marketing	862	711
General and administrative	798	611
	$2,772	$2,539

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (“ESPP”) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,
	2015	2014
Expected life from grant date of option (in years)	5.13	5.09
Expected life from grant date of ESPP (in years)	0.50	0.50
Risk free interest rate for options	1.55%	1.70%
Risk free interest rate for ESPP	0.14%	0.06%
Expected volatility for options	48%	50%
Expected volatility for ESPP	35%	43%
Expected dividend yield	0%	0%

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of September 30, 2015, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $9.9 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 3.0 years.

Index
9.	Stock Option Plan

Transactions under the 1997 and 2007 option plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2015	6,263	$5.72
Options granted (weighted average fair value $3.19 per share)	1,395	7.30
Options exercised	(193)	4.66
Options cancelled/forfeited	(106)	6.48
Balance at September 30, 2015	7,359	$6.04	6.75	$11,837
Vested and expected to vest at September 30, 2015	6,138	$5.90	6.26	$10,875
Options exercisable at September 30, 2015	4,039	$5.72	4.93	$8,279

The total pre-tax intrinsic value for options exercised during the three months ended September 30, 2015 and 2014 was $0.5 million and $0.1 million, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

Under the 2007 Plan, during the three months ended September 30, 2015 and 2014 the Company issued fully vested restricted stock awards to non-employee directors electing to receive them in lieu of an annual cash retainer. In addition, restricted stock units can be issued under the 2007 Plan to eligible employees.

Restricted stock award and restricted stock unit activity for the three months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Beginning outstanding	1,452	1,394
Awarded	822	693
Released	(386)	(367)
Forfeited	(53)	(55)
Ending outstanding	1,835	1,665

Index
Information regarding restricted stock awards and restricted stock units outstanding at September 30, 2015 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,835	1.88	$13,708
Shares expected to vest	1,044	1.52	$7,799

12.	Litigation, Commitments, Contingencies and Leases

Litigation — As of September 30, 2015, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Contingencies — During the three months ended December 31, 2014 the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) resulting from a withholding tax audit of payments made to non-U.S. vendors during calendar years 2008 through 2012.  The NOPA asserts a liability for under-withheld tax of approximately $2.0 million, plus related penalties and estimated interest of approximately $1.3 million. While the Company disagrees with a majority of the IRS’ assertions and proposed liability, the Company accrued $1.1 million for the probable liability during fiscal 2015.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable capital and operating leases as of September 30, 2015, are as follows (in thousands):

Years Ending June 30,	Operating Leases	Capital Leases
2016 (remaining 9 months)	$4,844	36
2017	6,391	10
2018	5,808	-
2019	4,479	-
2020	3,035	-
Therafter	2,682	-
Total minimum lease payments	$27,239	46

Less: amount representing interest		-
Present value of total minimum lease payments		46
Less: current portion liability		(36)
Capital lease obligation, net of current portion		$10

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on September 30, 2015.

Rent expense for the three months September 30, 2015 and 2014 was $1.2 million and $1.1 million, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory totaling approximately $17.7 million as of September 30, 2015 and $14.9 million as of June 30, 2015.

Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of September 30, 2015.

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

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2015	2014
United States of America	$82,831	$83,467
International	7,354	6,964
Total	$90,185	$90,431

Revenue from one value-added distributor accounted for approximately 26% and 28% of the total revenue during the three months ended September 30, 2015 and 2014, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region; furthermore, the Company does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	September 30, 2015	June 30, 2015
United States of America	$18,928	$19,505
International	831	914
Total	$19,759	$20,419

14.	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three months ended September 30, 2015, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. These derivatives have maturities of approximately one month. The foreign exchange forward contracts outstanding as of September 30, 2015 are entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value is not material and is not reflected either as an asset or a liability.

Index
The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of September 30, 2015 and June 30, 2015 (in thousands):

	September 30, 2015
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$2,270	$1,578
British pound	£1,270	1,905
Canadian dollar	$560	417
Euro	£1,450	1,610
Total		$5,510

	June 30, 2015
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$2,420	$1,840
British pound	£910	1,429
Canadian dollar	$750	596
Euro	£1,550	1,708
Total		$5,573

15.	Subsequent Event

On November 1, 2015, the Company entered into a Share Purchase Agreement for the acquisition of M5 Networks Australia Pty., a provider of hosted unified communication systems. The aggregate consideration for the acquisition consists of 8.5 million Australian dollars (approximately $6.1 million). The acquisition is anticipated to close during the three months ended December 31, 2015.

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

Overview

ShoreTel is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. We focus on the small and medium sized businesses (less than 5,000 users), with a Unified Communications (“UC”) platform so that they can communicate anytime, anyplace, and through any device that they chose. Our strategy is to provide customers with a flexible choice of deployment options: subscribing to our cloud-based communication services, operating our ShoreTel solution in their own premise-based data centers or a hybrid combination of both.

We believe our solution addresses changes in the UC market being driven by both technological advances and new workplace trends. We believe some of the current factors affecting the UC market include:  addressing an increasingly mobile workforce, the increased adoption of a Bring Your Own Device (“BYOD”) philosophy, the ongoing need for electronic collaboration and a desire for multiple forms of communication. Our solutions are sold through our extensive network of over 1,100 authorized resellers and value-added distributors throughout the world served either by national distributors or by ShoreTel directly.

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

Index
We are headquartered in Sunnyvale, California and have offices located throughout North America, Europe, Asia and Australia. Additionally, our cloud-based services are provided from multiple data centers in the United States and the United Kingdom. While most of our customers are located in the United States, we have remained consistent in revenue from international sales, which accounted for approximately 8% of our total revenue for both the three months ended September 30, 2015 and 2014, respectively. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at September 30, 2015 was $69.9 million, of which $52.1 million is expected to be recognized within one year.

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

Gross margin for hosted and related services is lower than the gross margins for support and services and product and is impacted primarily by the reselling of broadband circuits to customers, employee-related expense, data communication cost, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in hosted and related services revenue, the gross margins may reflect improvement due to economies of scale, synergies and other cost reductions in our service delivery platform.

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

Average revenue per user. We calculate the monthly average service revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly revenue per customer divided by the average number of seats per customer. The average monthly revenue per customer is calculated as the monthly service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three months ended September 30, 2015 was approximately $54 as compared to $53 for the three months ended September 30, 2014.

Index
Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services for the three months ended September 30, 2015 was approximately 5% as compared to 2% for the three months ended September 30, 2014.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise IP telecommunications systems and related support and services as well as hosted services.

Product revenue. Product revenue consists of sales of our business communication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 46% and 53% of our total revenue for the three months ended September 30, 2015 and 2014, respectively.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, regulatory and telecommunications fees, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers enter into one to three year service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 33% and 27% of our total revenue for the three months ended September 30, 2015 and 2014, respectively. We expect that hosted and related services revenue will continue to increase as a percentage of total revenue.

Support and services revenue. Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and premise-based installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 21% and 20% of our total revenue for the three months ended September 30, 2015 and 2014, respectively.

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

Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We have capitalized development costs incurred from determination of technological feasibility through general release of the product to customers, although capitalized development costs historically have not been significant. We are devoting substantial resources to the development of additional functionality of our Connect platform products and the ongoing development of new product technologies and related software applications to support this platform. We intend to continue to make investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position.

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales and partner commissions, travel, marketing, promotional and lead generation programs, branding and advertising, trade shows, sales demonstration equipment, professional services fees, amortization of intangible assets, and facilities expenses.  We plan to continue to invest in development of our distribution channel by increasing the size of our field sales force to enable us to expand into new geographies and further increase our sales to enterprise customers.  We plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.  We expect that sales and marketing expenses will be our largest operating expense category.

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

Index
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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the accounting for income and telecom taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Index
Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of income data for the three months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2015	2014
Revenue:
Product	$41,533	$47,707
Hosted and related services	29,562	24,891
Support and services	19,090	17,833
Total revenue	90,185	90,431
Cost of revenue:
Product	13,481	16,779
Hosted and related services	13,959	15,593
Support and services	4,705	4,281
Total cost of revenue	32,145	36,653
Gross profit	58,040	53,778
Operating expenses:
Research and development	13,837	13,661
Sales and marketing	30,843	29,016
General and administrative	10,115	9,991
Total operating expenses	54,795	52,668
Income from operations	3,245	1,110
Other income (expense):
Interest expense	(124)	(152)
Interest income and other (expense), net	(576)	(214)
Total other expense	(700)	(366)
Income before provision for income taxes	2,545	744
Provision for income taxes	403	378
Net income	$2,142	$366
Net income per share - basic	$0.03	$0.01
Net income per share - diluted	$0.03	$0.01
Shares used in computing net income per share - basic	65,266	62,967
Shares used in computing net income per share - diluted	66,978	64,571

Index
The following table sets forth selected condensed consolidated statements of income data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,
	2015	2014
Revenue:
Product	46%	53%
Hosted and related services	33%	27%
Support and services	21%	20%
Total revenue	100%	100%
Cost of revenue:
Product	15%	19%
Hosted and related services	16%	17%
Support and services	5%	5%
Total cost of revenue	36%	41%
Gross profit	64%	59%
Operating expenses:
Research and development	15%	15%
Sales and marketing	34%	32%
General and administrative	11%	11%
Total operating expenses	60%	58%
Income from operations	4%	1%
Other income (expense):
Interest expense	-	-
Interest income and other (expense), net	(1%)	-
Total other expense	(1%)	-
Income before provision for income tax	3%	1%
Provision for income tax	1%	-
Net income	2%	1%

Comparison of the three months ended September 30, 2015 and September 30, 2014

Revenue

	Three Months Ended September 30,
	2015	2014	Change $	Change %
(in thousands, except percentages)
Product revenue	$41,533	$47,707	$(6,174)	(13%)
Hosted and related services revenue	29,562	24,891	4,671	19%
Support and services revenue	19,090	17,833	1,257	7%
Total revenue	$90,185	$90,431	$(246)	-

Total revenue remained relatively consistent at $90.2 million in the three months ended September 30, 2015 as compared to $90.4 million in the three months ended September 30, 2014.

Index
Product revenue

Product revenue decreased by $6.2 million or 13% during the three months ended September 30, 2015 as compared to the same period in the prior year primarily due to the decline in volume from new customers.

Hosted and related services revenue

Hosted and related services revenue increased by $4.7 million or 19% in the three months ended September 30, 2015as compared to the same period in the prior year. The increase in hosted and related services revenue was primarily due to continued growth in our hosted customer base, increase in our non-recurring revenue such as installation fees and usage based telecommunications charges as well as additional increases in the use of our services from existing customers.

Support and services revenue

Support and services revenue increased by $1.3 million or 7% in the three months ended September 30, 2015,as compared to the same period in the prior year. The increase in support and services revenue was primarily due to our ability to maintain high renewal rates on maintenance contracts as well as the continued expansion of our customer base resulting from sales to new customers who entered into post-contractual support agreements.

Cost of revenue and gross profit

	Three Months Ended September 30,
	2015	2014	Change $	Change %
(in thousands, except percentages)
Product cost of revenue	$13,481	$16,779	$(3,298)	(20%)
Hosted and related services cost of revenue	13,959	15,593	(1,634)	(10%)
Support and services cost of revenue	4,705	4,281	424	10%
Total cost of revenue	$32,145	$36,653	$(4,508)	(12%)

Product gross profit	$28,052	$30,928	$(2,876)	(9%)
Hosted and related services gross profit	15,603	9,298	6,305	68%
Support and services gross profit	14,385	13,552	833	6%
Total gross profit	$58,040	$53,778	$4,262	8%

	Three Months Ended September 30,
	2015	2014	Net Change
Product gross margin	68%	65%	3%
Hosted and related services gross margin	53%	37%	16%
Support and services gross margin	75%	76%	(1%)
Total gross margin	64%	59%	5%

The overall gross margin was 64% for the three months ended September 30, 2015 compared to 59% for the same period in the prior year.

Product gross margin

Product gross margins increased to 68% for the three months ended September 30, 2015 as compared to 65% in the same period in the prior year. The increase from the prior period was primary related to a change in product mix with greater sales of higher margin products during the three months ended September 30, 2015 as compared to the same period in the prior year.

Index
Hosted and related services gross margin

Hosted and related service gross margin increased to 53% in the three months ended September 30, 2015 as compared to 37% in the same period in the prior year. The increase from the prior period was primarily due to operating efficiencies gained in our hosted deployment model as we have continued to serve our expanding hosted customer base with a consistent level of staff and due to the release of certain previously accrued surcharges as a result of reaching the statute of limitations in those jurisdictions.

Support and services gross margin

Support and services gross margins remained relatively consistent at 75% in the three months ended September 30, 2015 as compared to 76% in the same period in the prior year.

Operating expenses

	Three Months Ended September 30,
	2015	2014	Change $	Change %
(in thousands, except percentages)
Research and development	$13,837	$13,661	$176	1%
Sales and marketing	30,843	29,016	1,827	6%
General and administration	10,115	9,991	124	1%

Research and development

Research and development expenses remained relatively consistent at $13.8 million for the three months ended September 30, 2015 as compared to $13.7 million for the same period in the prior year.

Sales and marketing

Sales and marketing expenses increased by $1.8 million, or 6%, in the three months ended September 30, 2015 as compared to the same period in the prior year. This increase in sales and marketing expenses was due to an increase in marketing expenses of $0.9 million primarily due to partner commissions as well as an increase in personnel related costs including, benefits, bonus and commissions of $0.9 million primarily related to an increase in headcount.

General and administrative

 General and administrative expenses remained relatively consistent at $10.1 million for the three months ended September 30, 2015 as compared to $10.0 million for the same period in the prior year.

Other income (expense), net

	Three Months Ended September 30,
	2015	2014	Change $	Change %
(in thousands, except percentages)
Interest expense	$(124)	$(152)	$(28)	(18%)
Interest income and other (expense), net	(576)	(214)	362	169%

Interest expense

Interest expense remained relatively consistent at $0.1 million for the three months ended September 30, 2015 as compared to $0.2 million for the same period in the prior year.

Interest income and other (expense), net

Interest income and other (expense), net remained relatively consistent at $0.6 million for the three months ended September 30, 2015 as compared to the $0.2 million for the same period in the prior year.

Index
Provision for income tax

	Three Months Ended September 30,
	2015	2014	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$403	$378	$25	7%

Provision for income tax

The provision for income taxes for the three months ended September 30, 2015 and 2014 was primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	September 30, 2015	June 30, 2015	Increase/ (Decrease)
Cash and cash equivalents	$96,532	$82,162	$14,370
Short-term investments	9,597	8,025	1,572
Total	$106,129	$90,187	$15,942

As of September 30, 2015, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $106.1 million, accounts receivable of $28.5 million and the balance of $99.4 million available for borrowing under our New Credit Facility.

On October 22, 2014, we entered into an Amended and Restated Credit Agreement which was further amended on December 1, 2014 and August 5, 2015 (“New Credit Facility”) which provides for a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility amended and restated the prior credit facility. The New Credit Facility matures on the fifth anniversary of its closing (October 22, 2019) and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings.

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

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. As of September 30, 2015, the Company was in compliance with all such covenants and no amounts were outstanding under the New Credit Facility.

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

Index
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Three Months Ended September 30,
	2015	2014
Cash provided by operating activities	$19,566	$11,110
Cash used in investing activities	(5,119)	(6,574)
Cash used in financing activities	(77)	(725)
Net increase in cash and cash equivalents	$14,370	$3,811

Cash flows from operating activities

Net income during the three months ended September 30, 2015 and 2014 included non-cash charges of $2.8 million and $2.5 million in stock-based compensation expense, respectively, depreciation and amortization of $4.8 million and $5.0 million, respectively.

Cash provided by operating activities of $19.6 million during the three months ended September 30, 2015 reflects net changes in operating assets and liabilities, which provided $9.7 million of cash consisting primarily of a decrease in accounts receivable of $7.9 million due to improved collections, a decrease in inventory of $1.7 million, an increase in deferred revenue of $2.7 million and an increase in accrued liabilities and other of $0.7 million. These cash inflows were partially offset by a decrease in accrued taxes and surcharges of $1.4 million, a decrease in accounts payable of $1.1 million and a decrease in accrued employee compensation of $0.7 million.

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

Net cash used in investing activities was $5.1 million during the three months ended September 30, 2015 primarily related to the purchase of short-term investments of $4.2 million, the purchase of property and equipment of $3.5 million, offset by $2.6 million in proceeds from maturities of our short-term investments.

Net cash used in investing activities was $6.6 million during the three months ended September 30, 2014 primarily related to the purchase of short-term investments of $4.2 million, the purchase of property and equipment of $3.3 million and the purchases of patents, technology and internally developed software of $0.6 million, offset by $1.5 million in proceeds from maturities of our short-term investments.

Cash flows from financing activities

Net cash used in financing activities was $0.1 million for the three months ended September 30, 2015. During the three months ended September 30, 2015, we received $0.9 million from the issuance of common stock under various employee benefit plans offset by the payment of $1.0 million associated with employee tax obligations on the vesting of restricted stock units.

Index
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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2015 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$27,239	$6,474	$11,707	$7,883	$1,175
Capital lease obligations	46	41	5	-	-
Line of credit	-	-	-	-	-
Non-cancellable purchase commitments (inventory and software licenses)	17,675	17,675	-	-	-
Outstanding letters of credit	635	635	-	-	-
Total	$45,595	$24,825	$11,712	$7,883	$1,175

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in the Australian dollar, British pound, Canadian dollar and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of September 30, 2015, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.7 million.

We do not have any material changes in the market risk and the interest rate risk disclosure included in the “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Index
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

See Note 12 to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There were no material changes in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2015.

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

Date: November 6, 2015

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy Chief Financial Officer (Principal Financial Officer)

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