Form 10-Q
period 2015-12-31
ShoreTel Inc
filed 2016-02-09
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
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

As of January 22, 2016, 66,687,899 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended December 31, 2015

Index
PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$96,905	$82,162
Short-term investments	10,020	8,025
Accounts receivable, net of allowances of $638 and $631 as of December 31, 2015 and June 30, 2015, respectively	28,793	36,494
Inventories	14,387	15,053
Prepaid expenses and other current assets	13,198	14,315
Total current assets	163,303	156,049
Property and equipment, net	19,049	20,419
Goodwill	127,960	122,750
Intangible assets, net	19,573	22,217
Other assets	5,238	5,021
Total assets	$335,123	$326,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,346	$16,452
Accrued liabilities and other	17,553	19,374
Accrued employee compensation	17,041	15,311
Accrued taxes and surcharges	4,294	9,902
Deferred revenue	52,461	50,616
Total current liabilities	104,695	111,655

Long-term deferred revenue	20,865	20,659
Other long-term liabilities	4,600	4,014
Total liabilities	130,160	136,328
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 66,603 and 65,055 shares as of December 31, 2015 and June 30, 2015, respectively	371,892	361,691
Accumulated other comprehensive income (loss)	(21)	4
Accumulated deficit	(166,908)	(171,567)
Total stockholders’ equity	204,963	190,128
Total liabilities and stockholders’ equity	$335,123	$326,456

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue:
Product	$41,048	$46,913	$82,581	$94,620
Hosted and related services	30,484	25,503	59,886	50,115
Support and services	18,899	18,191	37,989	36,024
Total revenue	90,431	90,607	180,456	180,759
Cost of revenue:
Product	13,692	15,613	27,173	32,392
Hosted and related services	14,119	15,423	27,946	30,751
Support and services	4,735	4,301	9,440	8,582
Total cost of revenue	32,546	35,337	64,559	71,725
Gross profit	57,885	55,270	115,897	109,034
Operating expenses:
Research and development	13,793	13,272	27,630	26,933
Sales and marketing	30,272	29,301	61,115	58,317
General and administrative	9,703	10,562	19,818	20,553
Settlements and defense fees	-	8,422	-	8,422
Acquisition-related costs	534	-	534	-
Total operating expenses	54,302	61,557	109,097	114,225
Income (loss) from operations	3,583	(6,287)	6,800	(5,191)
Other income (expense):
Interest expense	(115)	(107)	(238)	(260)
Interest income and other (expense), net	(560)	(343)	(1,137)	(556)
Total other expense	(675)	(450)	(1,375)	(816)
Income (loss) before provision for income taxes	2,908	(6,737)	5,425	(6,007)
Provision for income taxes	363	125	766	503
Net income (loss)	$2,545	$(6,862)	$4,659	$(6,510)
Net income (loss) per share - basic	$0.04	$(0.11)	$0.07	$(0.10)
Net income (loss) per share - diluted	$0.04	$(0.11)	$0.07	$(0.10)
Shares used in computing net income (loss) per share - basic	66,184	63,728	65,725	63,348
Shares used in computing net income (loss) per share - diluted	68,074	63,728	67,471	63,348

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income (loss)	$2,545	$(6,862)	$4,659	$(6,510)
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments	(20)	(1)	(25)	(8)
Other comprehensive loss	(20)	(1)	(25)	(8)

Comprehensive income (loss)	$2,525	$(6,863)	$4,634	$(6,518)

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,659	$(6,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,769	9,663
Stock-based compensation expense	4,932	4,585
Amortization of premium on investments	70	49
Loss on disposal of property and equipment	-	12
Provision for doubtful accounts receivable	102	25
Impairment of indemnification asset	-	3,584
Fair value of escrow settlement modification	-	611
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	7,815	2,306
Inventories	1,010	7,309
Indemnification asset	-	(53)
Prepaid expenses and other current assets	1,548	(3,627)
Other assets	(76)	140
Accounts payable	(2,175)	(2,952)
Accrued liabilities and other	(1,844)	6,426
Accrued employee compensation	1,217	(1,086)
Accrued taxes and surcharges	(5,608)	(2,071)
Deferred revenue	1,791	4,474
Net cash provided by operating activities	23,210	22,885

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(5,736)	(5,503)
Purchases of investments	(7,776)	(7,896)
Proceeds from sales/maturities of investments	5,686	2,257
Cost of acquisition of businesses, net of cash acquired	(5,886)	-
Purchases of patents, technology and internally developed software	-	(1,077)
Net cash used in investing activities	(13,712)	(12,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,352	5,191
Taxes paid on vested and released stock awards	(1,083)	(953)
Debt issuance costs	-	(622)
Payments made under capital leases	(24)	(327)
Net cash provided by financing activities	5,245	3,289

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,743	13,955
CASH AND CASH EQUIVALENTS - Beginning of period	82,162	53,472
CASH AND CASH EQUIVALENTS - End of period	$96,905	$67,427

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$14	$201
Cash paid for taxes	$804	$496

NONCASH INVESTING AND FINANCING ACTIVITIES:

Unpaid portion of property and equipment purchases included in period-end accruals	$211	$1,718

 See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (referred to herein as “ShoreTel” or “the Company”) is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. The Company focuses on the small and medium sized businesses (less than 5,000 users), with a Unified Communications (“UC”) platform so that they can communicate anytime, anyplace, and through any device that they chose. The Company’s strategy is to provide customers with a flexible choice of deployment options: subscribing to our cloud-based communication services, operating our ShoreTel solution in their own premise-based data centers or a hybrid combination of both.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of December 31, 2015, and for the three and six months ended December 31, 2015 and 2014 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet as of June 30, 2015 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Correction of Prior Period Error

Subsequent to the issuance of the condensed consolidated financial statements as of and for the three months ended September 30, 2015, the Company determined installation revenue and related cost of revenue was being deferred and recognized over the contractual life for certain contracts that should have been recognized over the customer life. Accordingly, the accompanying condensed consolidated financial statements reflect the Company’s correction of the statement of operations impact of the error for the three and six months ended December 31, 2014, the six months ended December 31, 2015 and the condensed consolidated balance sheet impact as of June 30, 2015. As a result, hosted and related services revenue and cost of revenue were decreased by $0.2 million and $0.5 million for the three and six months ended December 31, 2014, respectively. Hosted and related services revenue and cost of revenue were decreased by $0.1 million for the six months ended December 31, 2015. Prepaid expense and other current assets was increased by $2.7 million, other assets was increased by $1.2 million, deferred revenue was increased by $1.0 million and long-term deferred revenue was increased by $3.0 million as of June 30, 2015. The cumulative impact of the correction on preceding period earnings is an increase to accumulated deficit of $0.1 million as of June 30, 2015. The correction did not affect the net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities for the six months ended December 31, 2014 and 2015. The correction did not affect the earnings per share for the three and six months ended December 31, 2014 or the six months ended December 31, 2015. The foregoing corrections are not considered material by the Company.

Computation of Net Income (Loss) per Share

Basic net income per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the weighted average number of common shares used in the basic income per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 1.9 million weighted shares and 2.2 million weighted shares were not included in the computation of diluted net income per share for the three and six months ended December 31, 2015, respectively because such securities were anti-dilutive. Dilutive securities of 4.0 million weighted shares and 3.7 million weighted shares were not included in the computation of diluted net loss per share for the three and six months ended December 31, 2014, respectively because such securities were anti-dilutive.

Index
Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of December 31, 2015, all of the Company’s cash, cash equivalents and short-term investments were managed by several financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 37% of total accounts receivable at December 31, 2015. At June 30, 2015 the same value-added distributor accounted for 33% of the total accounts receivable.

Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Recent Accounting Pronouncements

 New Accounting Updates Recently Adopted

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). The guidance requires that adjustments to provisional amounts recognized in a business combination be recorded during the measurement period in the period in which the adjustment amounts are determined. This also applies to the effect on earnings of changes in depreciation, amortization or other income effects, if any; as a result to the change in the provisional amounts as if the accounting had been completed at the acquisition date. This accounting guidance is effective for the Company in the financial reporting periods beginning after December 15, 2015, with early adoption permitted. This accounting standard was adopted by the Company beginning October 1, 2015 and it did not have an impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. This accounting guidance is effective for the Company in financial reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic740), which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The standard is effective in the annual reporting periods beginning after December 15, 2018. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the new standard, but does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements as the application of this guidance effects balance sheet classification only.

Index
3. Business Combination

M5 Networks Australia Pty Ltd Acquisition

On November 16, 2015, the Company acquired all outstanding common stock of M5 Networks Australia Pty Ltd. (“M5 Australia”), a privately-held company based in Australia and a provider of hosted unified communications solutions, for total cash consideration of $6.1 million (8.5 million Australian dollars). The acquisition accelerates the Company’s growth and expansion of providing hosted unified communications services in Australia.

In accordance with ASC 805, Business Combinations, the acquisition of M5 Australia was recorded as a purchase acquisition. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $5.2 million. The goodwill consists largely of expected expansion of the customer base and share within the Australian hosted communications industry. The goodwill recorded is not deductible for income tax purposes.

Preliminary Purchase Price Allocation

The total purchase price was preliminarily allocated to M5 Australia’s net tangible and identifiable intangible assets based on their estimated fair values as of November 16, 2015 as set forth below. The primary areas of the purchase price allocation that are not yet finalized relate to property and equipment, contingency accruals, deferred taxes and goodwill. The following is the preliminary purchase price allocation (in thousands):

		Estimated useful lives (in years)
Cash acquired	$224
Other current assets	386
Intangible assets:
Customer relationships	1,300	5
Goodwill	5,210
Other long-term assets	164
Other liabilities assumed	(1,174)
	$6,110

Valuing certain components of the acquisition, including intangible assets required us to make estimates that may be adjusted in the future, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

The Company expensed $0.2 million for legal, accounting, consulting and other costs directly related to the acquisition during the three months ended December 31, 2015.

The results of operations of M5 Australia have been included in our consolidated statements of operations from the acquisition date, though revenue and net income from M5 Australia were not material for the three and six months December 31, 2015. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Index
4. Balance Sheet Details

Balance sheet components consist of the following:

	December 31,	June 30,
	2015	2015
	(in thousands)
Inventories:
Raw materials	$63	$92
Distributor inventory	1,062	965
Finished goods	13,262	13,996
Total inventories	$14,387	$15,053

Property and equipment:
Computer equipment and tooling	$45,439	$41,532
Software	5,467	5,211
Furniture and fixtures	3,513	3,421
Leasehold improvements and others	8,067	8,149
Total property and equipment	62,486	58,313
Less accumulated depreciation and amortization	(43,437)	(37,894)
Property and equipment, net	$19,049	$20,419

Deferred revenue:
Product	$3,503	$2,912
Support and services	58,620	57,967
Hosted and related services	11,203	10,396
Total deferred revenue	$73,326	$71,275

Depreciation expense for the three months ended December 31, 2015 and 2014 was $2.8 million and $2.6 million, respectively. Depreciation expense for the six months ended December 31, 2015 and 2014 was $5.7 million and $5.2 million, respectively.

Intangible Assets:

Intangible assets consist of the following (in thousands):

	December 31, 2015			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$4,446	$(3,793)	$653	$4,446	$(3,640)	$806
Technology	28,034	(20,994)	7,040	26,644	(18,874)	7,770
Customer relationships	24,600	(12,720)	11,880	23,300	(11,049)	12,251
Intangible assets in process and other	-	-	-	1,390	-	1,390
Intangible assets	$57,080	$(37,507)	$19,573	$55,780	$(33,563)	$22,217

The intangible assets that are amortizable have estimated useful lives of two to eight years.

Index
Research and development costs are expensed as incurred. In accordance with ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established; therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant. However, during the three and six months ended December 31, 2014, the Company capitalized $0.5 million and $0.9 million, respectively, of such software related to ongoing development of a product that had yet to be released to the market. The Company did not capitalize any software development costs for the three and six months ended December 31, 2015. Such costs are amortized using the straight-line method over the estimated economic life of the product. The Company will evaluate the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life.

Certain internally developed software became available for general release to customers during the six months ended December 31, 2015; at which time, an aggregate of $1.4 million in software development costs were transferred from intangible assets in process technology in the table above, and the amortization expense is being recognized related to these capitalized software costs.

Amortization of intangible assets for the three months ended December 31, 2015 and 2014 was $2.0 million and $2.1 million, respectively. Amortization of intangible assets for the six months ended December 31, 2015 and 2014 was $3.9 million and $4.3 million, respectively.

The estimated amortization expenses for intangible assets as of December 31, 2015 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2016 (remaining 6 months)	$4,080
2017	6,731
2018	4,736
2019	3,248
2020	523
Thereafter	255
Total	$19,573

The following presents the changes in the carrying value of goodwill (in thousands):

Total
As of June 30, 2015	$122,750
Addition (See Note 3)	5,210
As of December 31, 2015	$127,960

Index
Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2015
Corporate notes and commercial paper	$8,942	$-	$(21)	$8,921
U.S. Government agency securities	1,099	-	-	1,099
Total short-term investments	$10,041	$-	$(21)	$10,020

As of June 30, 2015
Corporate notes and commercial paper	$8,021	$4	$-	$8,025
Total short-term investments	$8,021	$4	$-	$8,025

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of December 31, 2015
Less than 1 year	$6,774	$6,763
Due in 1 to 3 years	3,267	3,257
Total	$10,041	$10,020

	Amortized Cost	Fair Value
As of June 30, 2015
Less than 1 year	$6,696	$6,702
Due in 1 to 3 years	1,325	1,323
	$8,021	$8,025

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

5. Fair Value Disclosure

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

Index
•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,999	$1,999	$-	$-
Short-term investments:
Corporate notes and commercial paper	10,020	-	10,020	-
Total assets measured and recorded at fair value	$12,019	$1,999	$10,020	$-

The above table excludes $94.9 million of cash balances on deposit at banks.

	June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$4,025	$4,025	$-	$-
Short-term investments:
Corporate notes and commercial paper	8,025	-	8,025	-
Total assets measured and recorded at fair value	$12,050	$4,025	$8,025	$-

The above table excludes $78.1 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during the three and six months ended December 31, 2015 and 2014, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment in the three and six months ended December 31, 2015 that required a nonrecurring fair value analysis to be performed on non-financial assets.

Index
6. Line of Credit

On October 22, 2014 the Company entered into an Amended and Restated Credit Agreement which was further amended on December 1, 2014 and again on August 5, 2015 (“New Credit Facility”). This New Credit Facility replaces the Company’s previous credit facility. The New Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility matures on the fifth anniversary of its closing (October 22, 2019) and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings.  The borrowings under the New Credit Facility accrue interest (at the election of the Company) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the New Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays annual commitment fees during the term of the New Credit Facility which varies depending on the Company’s consolidated EBITDA. The New Credit Facility is secured by substantially all of the Company’s assets. As of December 31, 2015, the Company had $99.4 million available for borrowing under the New Credit Facility.

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of December 31, 2015.

As of December 31, 2015, no amounts were outstanding under the New Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the New Credit Facility.

7. Income Taxes

The Company recorded an income tax provision of $0.4 million and $0.1 million for the three months ended December 31, 2015 and 2014, respectively and $0.8 million and $0.5 million for the six months ended December 31, 2015 and 2014, respectively. The income tax provisions are primarily comprised of United States federal alternative minimum tax, state taxes and foreign income taxes. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.  The Company’s resulting effective tax rate differs from the applicable statutory rate primarily due to the valuation allowance against its deferred tax assets in select jurisdictions.

The Company maintains liabilities for uncertain tax positions. As of December 31, 2015 and June 30, 2015, the Company’s total amount of unrecognized tax benefits was $5.3 million and $5.1 million, respectively. Of the total of $5.3 million of unrecognized tax benefit as of December 31, 2015, none, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2002 through 2014 remain open and subject to tax examination by the appropriate federal or state taxing authorities. The Protecting Americans from Tax Hikes (PATH) Act (“Act”) was signed into law on December 18, 2015.  The Act contains a number of provisions including, most notably, permanent extension of the United States federal research tax credit.  The Act did not have a material impact on our effective tax rate for fiscal 2015 due to the effect of the valuation allowance on the Company's deferred tax assets.

Index
8. Common Stock

Common Shares Reserved for Issuance

At December 31, 2015, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	25,036
Reserved under employee stock purchase plan	369
Total	25,405

 9. Stock-Based Compensation

The following table shows total non-cash stock-based compensation expense included in the accompanying Condensed Consolidated Statements Income for the three and six months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Cost of product revenue	$12	$13	$41	$49
Cost of hosted and related services revenue	283	293	667	636
Cost of support and services revenue	135	118	347	298
Research and development	433	461	920	1,119
Sales and marketing	569	585	1,431	1,296
General and administrative	728	576	1,526	1,187
	$2,160	$2,046	$4,932	$4,585

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (“ESPP”) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Expected life from grant date of option (in years)	5.09	5.05	5.09 - 5.13	5.05 - 5.09
Expected life from grant date of ESPP (in years)	0.50	0.50	0.50	0.50
Risk free interest rate for options	1.59%	1.60%	1.55% - 1.59%	1.60% - 1.70%
Risk free interest rate for ESPP	0.41%	0.09%	0.14% - 0.41%	0.06% - 0.09%
Expected volatility for options	47%	50%	47% - 48%	50%
Expected volatility for ESPP	29%	43%	29% - 35%	43%
Expected dividend yield	0%	0%	0%	0%

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of December 31, 2015, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $9.3 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.8 years.

Index
10. Stock Option Plan

Transactions under the Company’s equity incentive plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2015	6,263	$5.72
Options granted (weighted average fair value $3.25 per share)	1,537	7.47
Options exercised	(857)	5.01
Options cancelled/forfeited	(210)	6.31
Balance at December 31, 2015	6,733	$6.19	6.89	$18,459
Vested and expected to vest at December 31, 2015	5,620	$6.05	6.45	$16,259
Options exercisable at December 31, 2015	3,597	$5.82	5.18	$11,375

The total pre-tax intrinsic value for options exercised during the three months ended December 31, 2015 and 2014 was $2.9 million and $1.8 million, respectively, and $3.4 million and $1.9 million for the six months ended December 31, 2015 and 2014, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

12. Restricted Stock

Under the Company’s equity incentive plan, during the three and six months ended December 31, 2015 and 2014 the Company issued fully vested restricted stock awards to certain non-employee directors electing to receive them in lieu of an annual cash retainer. In addition, restricted stock units can be issued under the 2007 Plan to eligible employees.

Restricted stock award and restricted stock unit activity for the six months ended December 31, 2015 and 2014 is as follows (in thousands):

	Six Months Ended December 31,
	2015	2014
Beginning outstanding	1,452	1,394
Awarded	970	762
Released	(479)	(486)
Forfeited	(111)	(101)
Ending outstanding	1,832	1,569

Index
Information regarding restricted stock awards and restricted stock units outstanding at December 31, 2015 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	1,832	1.74	$16,213
Shares expected to vest	1,066	1.40	$9,436

13. Litigation, Commitments, Contingencies and Leases

Litigation — As of December 31, 2015, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Contingencies — During the six months ended December 31, 2014 the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) resulting from a withholding tax audit of payments made to non-U.S. vendors during calendar years 2008 through 2012.  The NOPA asserts a liability for under-withheld taxes of approximately $2.0 million, plus related penalties and estimated interest of approximately $1.3 million. While the Company disagrees with a majority of the IRS’ assertions and proposed liability, the Company accrued $1.1 million for the liability during fiscal 2015.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable capital and operating leases as of December 31, 2015, are as follows (in thousands):

Years Ending June 30,	Operating Leases	Capital Leases
2016 (remaining 6 months)	$3,320	24
2017	6,423	12
2018	5,808	-
2019	4,479	-
2020	3,035	-
Therafter	2,682	-
Total minimum lease payments	$25,747	36

Less: amount representing interest		-
Present value of total minimum lease payments		36
Less: current portion liability		(34)
Capital lease obligation, net of current portion		$2

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on December 31, 2015.

Rent expense for the three months ended December 31, 2015 and 2014 was $1.3 million and $1.8 million, respectively. Rent expense for the six months ended December 31, 2015 and 2014 was $2.5 million and $2.9 million, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $14.4 million as of December 31, 2015 and $14.9 million as of June 30, 2015.

Index
Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of December 31, 2015.

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

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
United States of America	$82,711	$82,912	$165,382	$166,100
International	7,720	7,695	15,074	14,659
Total	$90,431	$90,607	$180,456	$180,759

Revenue from one value-added distributor accounted for approximately 26% and 24% of the total revenue during the three months ended December 31, 2015 and 2014, respectively and 26% of the total revenue during both the six months ended December 31, 2015 and 2014.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region; furthermore, the Company does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	December 31, 2015	June 30, 2015
United States of America	$18,072	$19,505
International	977	914
Total	$19,049	$20,419

15. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three and six months ended December 31, 2015, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. These derivatives have maturities of approximately one month. The foreign exchange forward contracts outstanding as of December 31, 2015 are entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates; the change in the fair value is not material and is not reflected either as an asset or a liability.

Index
The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of December 31, 2015 and June 30, 2015 (in thousands):

	December 31, 2015
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,860	$1,340
British pound	£1,540	2,249
Canadian dollar	$1,110	793
Euro	€1,330	1,437
Total		$5,819

	June 30, 2015
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$2,420	$1,840
British pound	£910	1,429
Canadian dollar	$750	596
Euro	€1,550	1,708
Total		$5,573

16. Subsequent Event

On January 6, 2016, the Company completed its acquisition of all the outstanding membership interests of Corvisa LLC (“Corvisa”) for total cash consideration of approximately $8.4 million pursuant to the terms of a Membership Interest Purchase Agreement. The Company has expensed $0.3 million for legal, consulting and other costs directly related to the acquisition during the three months ended December 31, 2015.

In accordance with ASC 805, Business Combinations, the acquisition of Corvisa will be recorded as a purchase business acquisition in the Company’s financial results for the three months ended March 31, 2016. The initial accounting for the Corvisa acquisition has not been completed at this time, therefore, disclosure will be made in the Form 10-Q for the quarterly period ended March 31, 2016.

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

Index
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

We are headquartered in Sunnyvale, California and have offices located throughout North America, Europe, Asia and Australia. Additionally, our cloud-based services are provided from multiple data centers in the United States and the United Kingdom. While most of our customers are located in the United States, we have remained relatively consistent in revenue from international sales, which accounted for approximately 9% and 8% of our total revenue for the three months ended December 31, 2015 and 2014, respectively, and 8% for both the six months ended December 31, 2015 and 2014. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at December 31, 2015 was $73.3 million, of which $52.5 million is expected to be recognized within one year.

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

Average revenue per user. We calculate the monthly average service revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly revenue per customer divided by the average number of seats per customer. The average monthly revenue per customer is calculated as the monthly service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU was approximately $52 for both the three months ended December 31, 2015 and 2014.

Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services for the three months ended December 31, 2015 was approximately 6% as compared to 5% for the three months ended December 31, 2014.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise and hosted IP telecommunications systems and related support and services.

Product revenue. Product revenue consists of sales of our premise and hosted IP telecommunication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 45% and 52% of our total revenue for the three months ended December 31, 2015 and 2014, respectively and 46% and 52% of our total revenue for the six months ended December 31, 2015 and 2014, respectively.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, regulatory and telecommunications fees, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers enter into one to three year service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 34% and 28% of our total revenue for the three months ended December 31, 2015 and 2014, respectively, and 33% and 28% of our total revenue for the six months ended December 31, 2015 and 2014, respectively. We expect that hosted and related services revenue will continue to increase as a percentage of total revenue.

Support and services revenue. Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and premise-based installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 21% and 20% of our total revenue for the three months ended December 31, 2015 and 2014, respectively, and 21% and 20% of our total revenue for the six months ended December 31, 2015 and 2014, respectively.

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

Acquisition-related costs. Acquisition-related costs relate to legal, accounting, consulting, investment banker and other costs directly related acquisitions

Interest expense. Interest expense primarily consists of interest expense on our debt as well as other miscellaneous items affecting our operating results.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the accounting for income and telecom taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and six months ended December 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Index
Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of income data for the three and six months ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue:
Product	$41,048	$46,913	$82,581	$94,620
Hosted and related services	30,484	25,503	59,886	50,115
Support and services	18,899	18,191	37,989	36,024
Total revenue	90,431	90,607	180,456	180,759
Cost of revenue:
Product	13,692	15,613	27,173	32,392
Hosted and related services	14,119	15,423	27,946	30,751
Support and services	4,735	4,301	9,440	8,582
Total cost of revenue	32,546	35,337	64,559	71,725
Gross profit	57,885	55,270	115,897	109,034
Operating expenses:
Research and development	13,793	13,272	27,630	26,933
Sales and marketing	30,272	29,301	61,115	58,317
General and administrative	9,703	10,562	19,818	20,553
Settlements and defense fees	-	8,422	-	8,422
Acquisition-related costs	534	-	534	-
Total operating expenses	54,302	61,557	109,097	114,225
Income (loss) from operations	3,583	(6,287)	6,800	(5,191)
Other income (expense):
Interest expense	(115)	(107)	(238)	(260)
Interest income and other (expense), net	(560)	(343)	(1,137)	(556)
Total other expense	(675)	(450)	(1,375)	(816)
Income (loss) before provision for income taxes	2,908	(6,737)	5,425	(6,007)
Provision for income taxes	363	125	766	503
Net income (loss)	$2,545	$(6,862)	$4,659	$(6,510)
Net income (loss) per share - basic	$0.04	$(0.11)	$0.07	$(0.10)
Net income (loss) per share - diluted	$0.04	$(0.11)	$0.07	$(0.10)
Shares used in computing net income (loss) per share - basic	66,184	63,728	65,725	63,348
Shares used in computing net income (loss) per share - diluted	68,074	63,728	67,471	63,348

Index
The following table sets forth selected condensed consolidated statements of income data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue:
Product	45%	52%	46%	52%
Hosted and related services	34%	28%	33%	28%
Support and services	21%	20%	21%	20%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	15%	17%	15%	18%
Hosted and related services	16%	17%	16%	17%
Support and services	5%	5%	5%	5%
Total cost of revenue	36%	39%	36%	40%
Gross profit	64%	61%	64%	60%
Operating expenses:
Research and development	15%	15%	15%	15%
Sales and marketing	33%	32%	34%	32%
General and administrative	11%	12%	11%	11%
Settlements and defense fees	-	9%	-	5%
Acquisition-related costs	1%	-	-	-
Total operating expenses	60%	68%	60%	63%
Income (loss) from operations	4%	(7%)	4%	(3%)
Other income (expense):
Interest expense	-	-	-	-
Interest income and other (expense), net	(1%)	-	(1%)	(1%)
Total other expense	(1%)	-	(1%)	(1%)
Income (loss) before provision for income taxes	3%	(7%)	3%	(4%)
Provision for income taxes	-	-	-	-
Net income (loss)	3%	(7%)	3%	(4%)

Comparison of the three and six months ended December 31, 2015 and December 31, 2014

Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
(in thousands, except percentages)
Product revenue	$41,048	$46,913	$(5,865)	(13%)	$82,581	$94,620	$(12,039)	(13%)
Hosted and related services revenue	30,484	25,503	4,981	20%	59,886	50,115	9,771	19%
Support and services revenue	18,899	18,191	708	4%	37,989	36,024	1,965	5%
Total revenue	$90,431	$90,607	$(176)	-	$180,456	$180,759	$(303)	-

Total revenue remained relatively consistent at $90.4 million in the three months ended December 31, 2015 as compared to $90.6 million in the three months ended December 31, 2014.

Total revenue remained relatively consistent at $180.5 million in the six months ended December 31, 2015 as compared to $180.8 million in the three months ended December 31, 2014.

Index
Product revenue

Product revenue decreased by $5.9 million, or 13%, and $12.0 million, or 13%, during the three and six months ended December 31, 2015, respectively, as compared to the same period in the prior year primarily due to the decline in volume from new customers.

Hosted and related services revenue

Hosted and related services revenue increased by $5.0 million, or 20%, and $9.8 million, or 19%, in the three and six months ended December 31, 2015, respectively, as compared to the same period in the prior year. The increase in hosted and related services revenue was primarily due to continued growth in our hosted customer base, increase in our non-recurring revenue such as installation fees and usage based telecommunications charges as well as additional increases in the use of our services from existing customers.

Support and services revenue

Support and services revenue increased by $0.7 million, or 4%, and $2.0 million, or 5%, in the three and six months ended December 31, 2015, respectively, as compared to the same period in the prior year. The increase in support and services revenue was primarily due to our ability to maintain high renewal rates on maintenance contracts as well as the continued expansion of our customer base resulting from sales to new customers who entered into post-contractual support agreements.

Cost of revenue and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
(in thousands, except percentages)
Product cost of revenue	$13,692	$15,613	$(1,921)	(12%)	$27,173	$32,392	$(5,219)	(16%)
Hosted and related services cost of revenue	14,119	15,423	(1,304)	(8%)	27,946	30,751	(2,805)	(9%)
Support and services cost of revenue	4,735	4,301	434	10%	9,440	8,582	858	10%
Total cost of revenue	$32,546	$35,337	$(2,791)	(8%)	$64,559	$71,725	$(7,166)	(10%)

Product gross profit	$27,356	$31,300	$(3,944)	(13%)	$55,408	$62,228	$(6,820)	(11%)
Hosted and related services gross profit	16,365	10,080	6,285	62%	31,940	19,364	12,576	65%
Support and services gross profit	14,164	13,890	274	2%	28,549	27,442	1,107	4%
Total gross profit	$57,885	$55,270	$2,615	5%	$115,897	$109,034	$6,863	6%

	Three Months Ended December 31,			Six Months Ended December 31,
	2015	2014	Net Change	2015	2014	Net Change
Product gross margin	67%	67%	-	67%	66%	1%
Hosted and related services gross margin	54%	40%	14%	53%	39%	14%
Support and services gross margin	75%	76%	(1%)	75%	76%	(1%)
Total gross margin	64%	61%	3%	64%	60%	4%

The overall gross margin was 64% for the three months ended December 31, 2015 compared to 61% for the same period in the prior year.

The overall gross margin was 64% for the six months ended December 31, 2015 compared to 60% for the same period in the prior year.

Product gross margin

Product gross margins remained consistent at 67% for both the three months ended December 31, 2015 and 2014.

Product gross margins remained relatively consistent at 67% for the six months ended December 31, 2015 as compared to 66% in the same period in the prior year.

Index
Hosted and related services gross margin

Hosted and related service gross margin increased to 54% in the three months ended December 31, 2015 as compared to 40% in the same period in the prior year. Hosted and related service gross margin increased to 53% in the six months ended December 31, 2015 as compared to 39% in the same period in the prior year. The increases from the prior periods were primarily due to operating efficiencies gained in our hosted deployment model as we have continued to expand our hosted revenue base while managing operational costs and also due to the release of $1.2 million and $2.0 million for the three and six months ended December 31, 2015, respectively, related to certain previously accrued surcharges as a result of favorable resolutions and reaching the statute of limitations in those jurisdictions.

Support and services gross margin

Support and services gross margins remained relatively consistent at 75% in the three and six months ended December 31, 2015 as compared to 76% in the same periods in the prior year.

Operating expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
(in thousands, except percentages)
Research and development	$13,793	$13,272	$521	4%	$27,630	$26,933	$697	3%
Sales and marketing	30,272	29,301	971	3%	61,115	58,317	2,798	5%
General and administration	9,703	10,562	(859)	(8%)	19,818	20,553	(735)	(4%)
Settlements and defense fees	-	8,422	(8,422)	(100%)	-	8,422	(8,422)	(100%)
Acquisition-related costs	534	-	534	N/A	534	-	534	N/A

Research and development

Research and development expenses increased by $0.5 million, or 4%, for the three months ended December 31, 2015 as compared to the same period in the prior year. The increase in research and development expenses from the prior period was primarily due to an increase in the allocation of corporate expenses of $0.3 million primarily related to an increase in headcount of research and development personnel.

Research and development expenses increased by $0.7 million, or 3%, for the six months ended December 31, 2015 as compared to the same period in the prior year. The increase in research and development expenses from the prior period was primarily due to an increase in the allocation of corporate expenses of $0.6 million primarily related to an increase in headcount of research and development personnel.

Sales and marketing

Sales and marketing expenses increased by $1.0 million, or 3%, in the three months ended December 31, 2015 as compared to the same period in the prior year. This increase in sales and marketing expenses was due to an increase in marketing expenses of $1.0 million primarily due to partner commissions.

Sales and marketing expenses increased by $2.8 million, or 5%, in the six months ended December 31, 2015 as compared to the same period in the prior year. This increase in sales and marketing expenses was due to an increase in marketing expenses of $1.9 million primarily due to partner commissions as well as an increase in personnel related costs including benefits, bonus and commissions of $0.9 million primarily related to an increase in headcount.

General and administrative

General and administrative expenses decreased by $0.9 million, or 8%, in the three months ended December 31, 2015 as compared to the same period in the prior year. This decrease in general and administrative expenses was due to a decrease in professional services of $2.0 million partially offset by an increase in personnel related costs including benefits and bonus of $0.7 million primarily related to an increase in headcount.

Index
General and administrative expenses decreased by $0.7 million, or 4%, in the six months ended December 31, 2015 as compared to the same period in the prior year. This decrease in general and administrative expenses was due to a decrease in professional services of $3.1 million partially offset by an increase in information technology related project costs of $1.3 million and an increase in personnel related costs including benefits and bonus of $1.0 million primarily related to an increase in headcount.

Settlements and defense fees

Settlements and defense fees of $8.4 million for the three and six months ended December 31, 2014 were comprised of $6.7 million related to a settlement on escrow claims related to the acquisition of M5 Networks, Inc. (“M5”), $1.1 million related to an Internal Revenue Service proposed adjustment for the 2008 through 2012 tax years and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal. The $6.7 million related to a settlement on escrow claims was comprised of a $3.6 million impairment of the indemnification asset charge, $2.5 million for professional fee reimbursement and a $0.6 million modification accounting charge related to the change in fair value of foregone stock per the Agreement and Plan of Reorganization between M5 and the Company. There were no corresponding charges for the three and six months ended December 31, 2015.

Acquisition-related costs

 The acquisition-related costs of $0.5 million in the three and six months ended December 31, 2015 primarily consists of direct costs incurred by the Company related to the acquisition of M5 Networks Australia Pty Ltd (“M5 Australia”) and Corvisa LLC. There were no corresponding charges for the three and six months ended December 31, 2014.

Other income (expense), net

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
(in thousands, except percentages)
Interest expense	$(115)	$(107)	$8	7%	$(238)	$(260)	$(22)	(8%)
Interest income and other (expense), net	(560)	(343)	217	63%	(1,137)	(556)	581	104%

Interest expense

Interest expense remained consistent at $0.1 million for both the three months ended December 31, 2015 and 2014.

Interest expense remained relatively consistent at $0.2 million for the six months ended December 31, 2015 as compared to $0.3 million for the same period in the prior year.

Interest income and other (expense), net

Interest income and other (expense), net remained relatively consistent at $0.6 million for the three months ended December 31, 2015 as compared to the $0.3 million for the same period in the prior year.

Interest income and other (expense), increased by $0.6 million in the six months ended December 31, 2015 as compared to the same period in the prior year. The increase in interest income and other (expense) from prior period was primarily due to amortization expenses.

Provision for income tax

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$363	$125	$238	190%	$766	$503	$263	52%

Provision for income tax

The provision for income taxes for the three and six months ended December 31, 2015 and 2014 was primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.

Index
Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	December 31, 2015	June 30, 2015	Increase/ (Decrease)
Cash and cash equivalents	$96,905	$82,162	$14,743
Short-term investments	10,020	8,025	1,995
Total	$106,925	$90,187	$16,738

As of December 31, 2015, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $106.9 million, accounts receivable of $28.8 million and the balance of $99.4 million available for borrowing under our New Credit Facility.

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

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. As of December 31, 2015, the Company was in compliance with all such covenants and no amounts were outstanding under the New Credit Facility.

Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our new products, purchases of property and equipment and acquisitions.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the addition of new business initiatives, the timing and extent of our expansion into new geographies, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. If needed, additional funds may not be available on terms favorable to us or at all. We believe that the available amounts under the line of credit together with our cash flows from our operations will be sufficient to fund our operating requirements for at least the next twelve months.

Index
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Six Months Ended December 31,
	2015	2014
Cash provided by operating activities	$23,210	$22,885
Cash used in investing activities	(13,712)	(12,219)
Cash provided by financing activities	5,245	3,289
Net increase in cash and cash equivalents	$14,743	$13,955

Cash flows from operating activities

Net income (loss) during the six months ended December 31, 2015 and 2014 included non-cash charges of $4.9 million and $4.6 million in stock-based compensation expense, respectively, depreciation and amortization of $9.8 million and $9.7 million, respectively.

Cash provided by operating activities of $23.2 million during the six months ended December 31, 2015 reflects net changes in operating assets and liabilities, exclusive of assets and liabilities assumed from acquisitions, which provided $3.7 million of cash consisting primarily of a decrease in accounts receivable of $7.8 million due to improved collections, a decrease in prepaid expenses and other current assets of $1.5 million, a decrease in inventory of $1.0 million, an increase in deferred revenue of $1.8 million and an increase in accrued employee compensation of $1.2 million. These cash inflows were partially offset by a decrease in accrued taxes and surcharges of $5.6 million, a decrease in accounts payable of $2.2 million and a decrease in accrued liabilities and other of $1.8 million.

Cash provided by operating activities of $22.9 million during the six months ended December 31, 2014 reflects net changes in operating assets and liabilities, which provided $10.9 million of cash consisting primarily of a decrease in inventory of $7.3 million, a decrease in accounts receivable of $2.3 million due to improved collections, an increase in accrued liabilities and other of $6.4 million and an increase in deferred revenue of $4.5 million. These cash inflows were partially offset by an increase in prepaid expenses and other current assets of $3.6 million, a decrease in accounts payable of $3.0 million, a decrease in accrued taxes and surcharges of $2.1 million and a decrease in accrued employee compensation of $1.1 million.

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

Net cash used in investing activities was $13.7 million during the six months ended December 31, 2015 primarily related to the purchase of short-term investments of $7.8 million, $5.9 million for the acquisition of M5 Australia, net of cash acquired, the purchase of property and equipment of $5.7 million, offset by $5.7 million in proceeds from maturities of our short-term investments.

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

Cash flows from financing activities

Net cash provided by financing activities was $5.2 million for the six months ended December 31, 2015. During the six months ended December 31, 2015, we received $6.4 million from the issuance of common stock under various employee benefit plans offset by the payment of $1.1 million associated with employee tax obligations on the vesting of restricted stock units.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
Operating lease obligations	$25,747	$6,612	$11,232	$6,963	$940
Capital lease obligations	36	24	12	-	-
Line of credit	-	-	-	-	-
Non-cancellable purchase commitments (inventory and software licenses)	14,408	14,408	-	-	-
Outstanding letters of credit	635	635	-	-	-
Total	$40,826	$21,679	$11,244	$6,963	$940

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in the Australian dollar, British pound, Canadian dollar and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of December 31, 2015, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.7 million.

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

See Note 13 to the Condensed Consolidated Financial Statements.

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

Date: February 9, 2016

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer
(Principal Financial Officer)

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1
Membership Interest Purchase Agreement by and among ShoreTel, Inc., Corvisa Services LLC and Novation Companies, Inc., dated as of December 21, 2015 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on January 8, 2016)

10.1 +
2015 Equity Incentive Plan and forms of restricted stock unit award agreement and stock option award agreement (incorporated by reference to Exhibit 4.04 of the Company’s Registration Statement on Form S-8 filed on December 29, 2015)

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