Form 10-Q
period 2016-03-31
ShoreTel Inc
filed 2016-05-09
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 21, 2016, 67,036,569 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended March 31, 2016

Index
PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$86,765	$82,162
Short-term investments	13,269	8,025
Accounts receivable, net of allowances of $690 and $631 as of March 31, 2016 and June 30, 2015, respectively	25,254	36,494
Inventories	15,469	15,053
Prepaid expenses and other current assets	15,227	14,315
Total current assets	155,984	156,049
Property and equipment, net	21,302	20,419
Goodwill	129,449	122,750
Intangible assets, net	21,012	22,217
Other assets	5,422	5,021
Total assets	$333,169	$326,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,194	$16,452
Accrued liabilities and other	18,087	19,374
Accrued employee compensation	17,976	15,311
Accrued taxes and surcharges	4,120	9,902
Deferred revenue	53,628	50,616
Total current liabilities	108,005	111,655

Long-term deferred revenue	20,558	20,659
Other long-term liabilities	4,506	4,014
Total liabilities	133,069	136,328
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; issued and outstanding, 67,008 and 65,055 shares as of March 31, 2016 and June 30, 2015, respectively	375,713	361,691
Accumulated other comprehensive income	2	4
Accumulated deficit	(175,615)	(171,567)
Total stockholders’ equity	200,100	190,128
Total liabilities and stockholders’ equity	$333,169	$326,456

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue:
Product	$33,919	$39,461	$116,500	$134,081
Hosted and related services	32,768	26,961	92,654	77,076
Support and services	18,549	18,321	56,538	54,345
Total revenue	85,236	84,743	265,692	265,502
Cost of revenue:
Product	11,164	15,646	38,337	48,038
Hosted and related services	16,582	14,641	44,528	45,392
Support and services	5,054	4,534	14,494	13,116
Total cost of revenue	32,800	34,821	97,359	106,546
Gross profit	52,436	49,922	168,333	158,956
Operating expenses:
Research and development	16,504	13,557	44,134	40,490
Sales and marketing	32,537	29,249	93,652	87,566
General and administrative	11,277	9,328	31,095	29,881
Settlements and defense fees	-	53	-	8,475
Acquisition-related costs	822	-	1,356	-
Total operating expenses	61,140	52,187	170,237	166,412
Loss from operations	(8,704)	(2,265)	(1,904)	(7,456)
Other income (expense):
Interest expense	(114)	(130)	(353)	(390)
Interest income and other (expense), net	(162)	(262)	(1,298)	(818)
Total other expense	(276)	(392)	(1,651)	(1,208)
Loss before provision for (benefit from) income taxes	(8,980)	(2,657)	(3,555)	(8,664)
Provision for (benefit from) income taxes	(273)	(36)	493	467
Net loss	$(8,707)	$(2,621)	$(4,048)	$(9,131)
Net loss per share - basic and diluted	$(0.13)	$(0.04)	$(0.06)	$(0.14)
Shares used in computing net loss per share - basic and diluted	66,886	64,297	66,109	63,660

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net loss	$(8,707)	$(2,621)	$(4,048)	$(9,131)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments	23	3	(2)	(5)
Other comprehensive income (loss)	23	3	(2)	(5)

Comprehensive loss	$(8,684)	$(2,618)	$(4,050)	$(9,136)

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,048)	$(9,131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,094	14,338
Stock-based compensation expense	6,861	6,310
Amortization of premium on investments	105	86
Loss on disposal of property and equipment	6	12
Provision for doubtful accounts receivable	151	75
Impairment of indemnification asset	-	3,584
Fair value of escrow settlement modification	-	664
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	11,396	11,026
Inventories	(6)	9,479
Indemnification asset	-	2,022
Prepaid expenses and other current assets	302	(6,015)
Other assets	97	(75)
Accounts payable	(1,360)	(2,576)
Accrued liabilities and other	(2,252)	6,439
Accrued employee compensation	2,152	(1,631)
Accrued taxes and surcharges	(5,782)	(2,583)
Deferred revenue	2,596	2,661
Net cash provided by operating activities	25,312	34,685

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(8,103)	(9,393)
Purchases of investments	(12,915)	(9,566)
Proceeds from sales/maturities of investments	7,564	4,007
Cost of acquisition of businesses, net of cash acquired	(14,322)	-
Purchases of patents, technology and internally developed software	-	(1,405)
Net cash used in investing activities	(27,776)	(16,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,283	6,431
Taxes paid on vested and released stock awards	(1,122)	(1,003)
Debt issuance costs	-	(611)
Payments made under capital leases	(94)	(374)
Net cash provided by financing activities	7,067	4,443

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,603	22,771
CASH AND CASH EQUIVALENTS - Beginning of period	82,162	53,472
CASH AND CASH EQUIVALENTS - End of period	$86,765	$76,243

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$18	$226
Cash paid for taxes	$996	$656

NONCASH INVESTING AND FINANCING ACTIVITIES:

Unpaid portion of property and equipment purchases included in period-end accruals	$205	$61

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (referred to herein as “ShoreTel” or “the Company”) is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. The Company focuses on the small and medium sized businesses, with a Unified Communications (“UC”) solution so that they can communicate anytime, anyplace, and through any device that they chose. The Company’s strategy is to provide customers with a flexible choice of deployment options: subscribing to its cloud-based communication services, operating our ShoreTel solution in their own premise-based data centers or a hybrid combination of both.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of March 31, 2016, and for the three and nine months ended March 31, 2016 and 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet as of June 30, 2015 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Correction of Prior Period Error

Subsequent to the issuance of the condensed consolidated financial statements as of and for the three months ended September 30, 2015, the Company determined installation revenue and related cost of revenue was being deferred and recognized over the contractual life for certain contracts that should have been recognized over the customer life. Accordingly, the accompanying condensed consolidated financial statements reflect the Company’s correction of the condensed consolidated statement of operations impact of the error for the three and nine months ended March 31, 2015, the nine months ended March 31, 2016 and the condensed consolidated balance sheet impact as of June 30, 2015. As a result, hosted and related services revenue and cost of revenue were decreased by $0.3 million and $0.8 million for the three and nine months ended March 31, 2015, respectively. Hosted and related services revenue and cost of revenue were decreased by $0.1 million for the nine months ended March 31, 2016. Prepaid expense and other current assets was increased by $2.7 million, other assets was increased by $1.2 million, deferred revenue was increased by $1.0 million and long-term deferred revenue was increased by $3.0 million as of June 30, 2015. The cumulative impact of the correction on preceding period earnings is an increase to accumulated deficit of $0.1 million as of June 30, 2015. The correction did not affect the net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities for the nine months ended March 31, 2016 and 2015. The correction did not affect the net loss per share for the three and nine months ended March 31, 2015 or the nine months ended March 31, 2016. The foregoing corrections are not considered material by the Company.

Computation of Net Income (Loss) per Share

Basic net income per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the weighted average number of common shares used in the basic income per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 3.4 million weighted shares and 5.3 million weighted shares were not included in the computation of diluted net income per share for the three and nine months ended March 31, 2016, respectively because such securities were anti-dilutive. Dilutive securities of 4.1 million weighted shares and 3.8 million weighted shares were not included in the computation of diluted net loss per share for the three and nine months ended March 31, 2015, respectively because such securities were anti-dilutive.

Index
Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of March 31, 2016, all of the Company’s cash, cash equivalents and short-term investments were managed by several financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 35% of total accounts receivable at March 31, 2016. At June 30, 2015 the same value-added distributor accounted for 33% of the total accounts receivable.

Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Recent Accounting Pronouncements

New Accounting Updates Recently Adopted

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The guidance requires that adjustments to provisional amounts recognized in a business combination be recorded during the measurement period in the period in which the adjustment amounts are determined. This also applies to the effect on earnings of changes in depreciation, amortization or other income effects, if any; as a result to the change in the provisional amounts as if the accounting had been completed at the acquisition date. This accounting guidance is effective for the Company in the financial reporting periods beginning after December 15, 2015, with early adoption permitted. This accounting standard was adopted by the Company beginning October 1, 2015 and it did not have an impact on the Company’s condensed consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-9 Revenue from Contracts with Customers (Topic 606) - an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The effective date of the new standard was deferred by one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which amends the guidance to clarify the implementation guidance on principal versus agent considerations (gross versus net revenue presentation). In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance with respect to certain implementation issues on identifying performance obligations and accounting for licenses of intellectual property. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. ASU No. 2014-9 may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company is currently evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. This accounting guidance is effective for the Company in financial reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The standard is effective in the annual reporting periods beginning after December 15, 2018. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the new standard, but does not expect the adoption of this guidance to have a material impact on the consolidated financial statements as the application of this guidance affects balance sheet classification only.

Index
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

3. Business Combinations

M5 Networks Australia Pty Ltd Acquisition

On November 16, 2015, the Company acquired all of the outstanding common stock of M5 Networks Australia Pty Ltd. (“M5 Australia”), a privately-held company based in Australia and a provider of hosted unified communications solutions, for total cash consideration of $6.1 million (8.5 million Australian dollars). The acquisition accelerates the Company’s growth and expansion of providing hosted unified communications services in Australia.

In accordance with ASC 805, Business Combinations, the acquisition of M5 Australia was recorded as a purchase acquisition. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $5.2 million. The goodwill consists largely of expected expansion of the customer base and market share within the Australian hosted communications industry. The goodwill recorded is not deductible for income tax purposes.

Preliminary Purchase Price Allocation

The total purchase price was preliminarily allocated to M5 Australia’s net tangible and identifiable intangible assets based on their estimated fair values as of November 16, 2015 as set forth below. The primary areas of the purchase price allocation that are not yet finalized relate to deferred taxes and goodwill. The following is the preliminary purchase price allocation (in thousands):

		Estimated useful lives (in years)
Cash acquired	$224
Other current assets	386
Intangible assets:
Customer relationships	1,300	5
Goodwill	5,210
Other long-term assets	164
Other liabilities assumed	(1,174)
	$6,110

Valuing certain components of the acquisition, including intangible assets required the Company to make estimates that may be adjusted in the future, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. Measurement period adjustments will be recorded in the period in which the adjustment amounts are determined.

Index
The Company recorded $0.1 million and $0.3 million for legal, accounting, consulting and other costs directly related to the acquisition as acquisition-related costs during the three and nine months ended March 31, 2016, respectively.

The results of operations of M5 Australia have been included in the Company's consolidated statements of operations from the acquisition date, though revenue and gross margin from M5 Australia were not material for the three and nine months March 31, 2016. Due to the continued integration of the combined business, it is impractical to determine the earnings from M5 Australia beyond the measure of gross profit. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Corvisa LLC Acquisition

On January 6, 2016, the Company acquired all of the outstanding membership interest in Corvisa LLC (“Corvisa”), a provider of cloud-based communications solutions, for total cash consideration of $8.7 million. The acquisition accelerates the Company’s growth and expansion of its hosted unified communications service offering.

In accordance with ASC 805, Business Combinations, the acquisition of Corvisa was recorded as a purchase acquisition. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets was derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using the Company’s discounted cash flow models from operating projections prepared by management using a market participant rate of 35.0%. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $1.5 million. The goodwill consists largely of expected expansion of the customer base and market share within hosted communications industry. The goodwill recorded is not deductible for income tax purposes.

The total purchase price was preliminarily allocated to Corvisa’s net tangible and identifiable intangible assets based on their estimated fair values as of January 6, 2016 as set forth below. The primary areas of the purchase price allocation that are not yet finalized relate to property and equipment, contingency accruals, deferred taxes and goodwill. The following is the preliminary purchase price allocation (in thousands):

	(in thousands)	Estimated useful lives (in years)
Cash acquired	$227
Other current assets	933
Intangible assets:
Existing technology	3,400	5
Customer relationships	100	3
Favorable leases	178	6
Goodwill	1,489
Other long-term assets	3,301
Other liabilities assumed	(966)
	$8,662

Valuing certain components of the acquisition, including intangible assets required us to make estimates that may be adjusted in the future, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. Measurement period adjustments will be recorded in the period in which the adjustment amounts are determined.

The Company recorded $0.7 million and $1.1 million for legal, accounting, consulting and other costs directly related to the acquisition as acquisition-related costs during the three and nine months ended March 31, 2016, respectively.

Index
The results of operations of Corvisa have been included in the Company's consolidated statements of operations from the acquisition date, though revenue and gross margin from Corvisa were not material for the three and nine months March 31, 2016. Due to the continued integration of the combined business, it is impractical to determine the earnings from Corvisa beyond the measure of gross profit.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and its Corvisa acquisition as though Corvisa was combined as of the beginning of fiscal 2015. The pro forma financial information for the period presented also includes the business combination accounting effects resulting from the acquisition primarily related to amortization charges from acquired intangible assets. The pro forma financial information below is also adjusted to exclude the Company’s non-recurring acquisition-related costs of $0.7 million and $1.1 million incurred in the three and nine months ended March 31, 2016, respectively, and included the year to date total in the nine months ended March 31, 2015. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Corvisa acquisition had taken place at the beginning of fiscal 2015.

	(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Total revenue	$85,236	$85,110	$266,721	$266,825
Net loss	(7,967)	(8,413)	(16,365)	(24,825)
Basic and diluted net loss per share	$(0.12)	$(0.13)	$(0.25)	$(0.39)

Index
4. Balance Sheet Details

Balance sheet components consist of the following:

	March 31,	June 30,
	2016	2015
	(in thousands)
Inventories:
Raw materials	$62	$92
Distributor inventory	1,375	965
Finished goods	14,032	13,996
Total inventories	$15,469	$15,053

Property and equipment:
Computer equipment and tooling	$49,133	$41,532
Software	6,191	5,211
Furniture and fixtures	3,828	3,421
Leasehold improvements and others	8,573	8,149
Total property and equipment	67,725	58,313
Less accumulated depreciation and amortization	(46,423)	(37,894)
Property and equipment, net	$21,302	$20,419

Deferred revenue:
Product	$4,290	$2,912
Support and services	57,794	57,967
Hosted and related services	12,102	10,396
Total deferred revenue	$74,186	$71,275

Depreciation expense for the three months ended March 31, 2016 and 2015 was $3.1 million and $2.7 million, respectively. Depreciation expense for the nine months ended March 31, 2016 and 2015 was $8.8 million and $7.9 million, respectively.

Intangible Assets:

Intangible assets consist of the following (in thousands):

	March 31, 2016			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$4,446	$(3,856)	$590	$4,446	$(3,640)	$806
Technology	31,434	(22,264)	9,170	26,644	(18,874)	7,770
Customer relationships	24,700	(13,619)	11,081	23,300	(11,049)	12,251
Intangible assets in process and other	178	(7)	171	1,390	-	1,390
Intangible assets	$60,758	$(39,746)	$21,012	$55,780	$(33,563)	$22,217

The intangible assets that are amortizable have estimated useful lives of two to eight years.

Index
Research and development costs are expensed as incurred. In accordance with ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established; therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant. However, during the three and nine months ended March 31, 2015, the Company capitalized $0.3 million and $1.2 million, respectively, of such software related to ongoing development of a product that had yet to be released to the market. The Company did not capitalize any software development costs for the three and nine months ended March 31, 2016. Such costs are amortized using the straight-line method over the estimated economic life of the product. The Company will evaluate the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life.

Certain internally developed software became available for general release to customers during the nine months ended March 31, 2016; at which time, an aggregate of $1.4 million in software development costs were transferred from intangible assets in process to technology in the table above, and the amortization expense is being recognized related to these capitalized software costs.

Amortization of intangible assets for the three months ended March 31, 2016 and 2015 was $2.2 million and $1.9 million, respectively. Amortization of intangible assets for both the nine months ended March 31, 2016 and 2015 was $6.2 million.

The estimated amortization expenses for intangible assets as of March 31, 2016 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2016 (remaining 3 months)	$2,224
2017	7,508
2018	5,513
2019	4,010
2020	1,267
Thereafter	490
Total	$21,012

The following presents the changes in the carrying value of goodwill (in thousands):

Total
As of June 30, 2015	$122,750
Addition (See Note 3)	6,699
As of March 31, 2016	$129,449

Index
Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2016
Corporate notes and commercial paper	$10,517	$3	$(3)	$10,517
U.S. Government agency securities	2,750	2	-	2,752
Total short-term investments	$13,267	$5	$(3)	$13,269

As of June 30, 2015
Corporate notes and commercial paper	$8,021	$4	$-	$8,025
Total short-term investments	$8,021	$4	$-	$8,025

The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	Amortized Cost	Fair Value
As of March 31, 2016
Less than 1 year	$10,611	$10,612
Due in 1 to 3 years	2,656	2,657
Total	$13,267	$13,269

	Amortized Cost	Fair Value
As of June 30, 2015
Less than 1 year	$6,696	$6,702
Due in 1 to 3 years	1,325	1,323
	$8,021	$8,025

All available-for-sale securities have been classified as current based on management’s ability to use the funds in current operations. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

5. Fair Value Disclosure

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

Index
•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$36,709	$36,709	$-	$-
Short-term investments:
Corporate notes and commercial paper	10,517	-	10,517	-
U.S. Government agency securities	2,752	-	2,752	-
Total assets measured and recorded at fair value	$49,978	$36,709	$13,269	$-

The above table excludes $50.1 million of cash balances on deposit at banks.

	June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$4,025	$4,025	$-	$-
Short-term investments:
Corporate notes and commercial paper	8,025	-	8,025	-
Total assets measured and recorded at fair value	$12,050	$4,025	$8,025	$-

The above table excludes $78.1 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include corporate notes and commercial paper and U.S. Government agency securities. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during the three and nine months ended March 31, 2016 and 2015, respectively. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment in the three and nine months ended March 31, 2016 that required a nonrecurring fair value analysis to be performed on non-financial assets.

Index
6. Line of Credit

On October 22, 2014 the Company entered into an Amended and Restated Credit Agreement which was further amended on December 1, 2014 and again on August 5, 2015 (“New Credit Facility”). This New Credit Facility replaces the Company’s previous credit facility. The New Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility matures on October 22, 2019 and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings.  The borrowings under the New Credit Facility accrue interest (at the election of the Company) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the New Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays annual commitment fees during the term of the New Credit Facility which varies depending on the Company’s consolidated EBITDA. The New Credit Facility is secured by substantially all of the Company’s assets. As of March 31, 2016, the Company had $86.0 million available for borrowing under the New Credit Facility.

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of March 31, 2016.

As of March 31, 2016, no amounts were outstanding under the New Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the New Credit Facility.

7. Income Taxes

The Company recorded an income tax benefit of $0.3 million and $36,000 for the three months ended March 31, 2016 and 2015, respectively and an income tax provision of $0.5 million for both the nine months ended March 31, 2016 and 2015. These income tax benefits and provisions are primarily comprised of United States federal alternative minimum tax, state taxes and foreign income taxes. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.  The Company’s resulting effective tax rate differs from the applicable statutory rate primarily due to the valuation allowance against its deferred tax assets in select jurisdictions.

The Company maintains liabilities for uncertain tax positions. As of March 31, 2016 and June 30, 2015, the Company’s total amount of unrecognized tax benefits was $5.3 million and $5.1 million, respectively. Of the total of $5.3 million of unrecognized tax benefit as of March 31, 2016, none, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

The Protecting Americans from Tax Hikes (PATH) Act (“Act”) was signed into law on December 18, 2015.  The Act contains a number of provisions including, most notably, permanent extension of the United States federal research tax credit.  The Act did not have a material impact on our effective tax rate for fiscal 2016 due to the effect of the valuation allowance on the Company's deferred tax assets.

Index
8. Common Stock

Common Shares Reserved for Issuance

At March 31, 2016, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	24,630
Reserved under employee stock purchase plan	763
Total	25,393

 9. Stock-Based Compensation

The following table shows total non-cash stock-based compensation expense included in the accompanying condensed consolidated statements of operation for the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Cost of product revenue	$12	$12	$53	$61
Cost of hosted and related services revenue	288	285	955	921
Cost of support and services revenue	121	96	468	394
Research and development	439	381	1,359	1,500
Sales and marketing	572	530	2,003	1,826
General and administrative	497	421	2,023	1,608
	$1,929	$1,725	$6,861	$6,310

The Company estimated the grant date fair value of stock option awards and Employee Stock Purchase Plan (“ESPP”) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Expected life from grant date of option (in years)	5.09	5.04	5.09 - 5.13	5.04 - 5.09
Expected life from grant date of ESPP (in years)	0.50	0.50	0.50	0.50
Risk free interest rate for options	1.37%	1.45%	1.37% - 1.59%	1.45% - 1.70%
Risk free interest rate for ESPP	0.41%	0.09%	0.14% - 0.41%	0.06% - 0.09%
Expected volatility for options	47%	50%	47% - 48%	50%
Expected volatility for ESPP	29%	43%	29% - 35%	43%
Expected dividend yield	0%	0%	0%	0%

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of March 31, 2016, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $9.0 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.8 years.

Index
10. Stock Option Plan

Transactions under the Company’s equity incentive plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2015	6,263	$5.72
Options granted (weighted average fair value $3.23 per share)	1,773	7.45
Options exercised	(1,255)	4.96
Options cancelled/forfeited	(311)	7.02
Balance at March 31, 2016	6,470	$6.28	7.12	$8,888
Vested and expected to vest at March 31, 2016	5,420	$6.14	6.75	$8,323
Options exercisable at March 31, 2016	3,356	$5.83	5.59	$6,460

The total pre-tax intrinsic value for options exercised during the three months ended March 31, 2016 and 2015 was $1.2 million and $0.9 million, respectively, and $4.7 million and $2.8 million for the nine months ended March 31, 2016 and 2015, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

12. Restricted Stock

Under the Company’s equity incentive plan, during the nine months ended March 31, 2016 and 2015 the Company issued fully vested restricted stock awards (“RSAs”) to certain non-employee directors electing to receive them in lieu of an annual cash retainer. In addition, restricted stock units (“RSUs”) can be issued to eligible employees.

RSA and RSU activity for the nine months ended March 31, 2016 and 2015 is as follows (in thousands):

	Nine Months Ended March 31,
	2016	2015
Beginning outstanding	1,452	1,394
Awarded	1,199	790
Released	(493)	(526)
Forfeited	(153)	(133)
Ending outstanding	2,005	1,525

Index
Information regarding RSAs and RSUs outstanding at March 31, 2016 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	2,005	1.60	$14,920
Shares expected to vest	1,225	1.23	$9,112

 13. Litigation, Commitments, Contingencies and Leases

Litigation — As of March 31, 2016, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Contingencies — During fiscal 2015 the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) resulting from a withholding tax audit of payments made to non-U.S. vendors during calendar years 2008 through 2012.  The NOPA asserts a liability for under-withheld taxes of approximately $2.0 million, plus related penalties and estimated interest of approximately $1.3 million. While the Company disagrees with a majority of the IRS’ assertions and proposed liability, the Company accrued $1.1 million for the liability during fiscal 2015.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through fiscal 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable capital and operating leases as of March 31, 2016, are as follows (in thousands):

Years Ending June 30,	Operating Leases	Capital Leases
2016 (remaining 3 months)	$2,002	152
2017	7,745	82
2018	6,785	12
2019	5,312	-
2020	3,888	-
Therafter	3,827	-
Total minimum lease payments	$29,559	246

Less: amount representing interest		(3)
Present value of total minimum lease payments		243
Less: current portion liability		(223)
Capital lease obligation, net of current portion		$20

The current portion of the capital leases is included in accrued liabilities and other on the condensed consolidated balance sheet. The non-current portion of the capital leases is included in the other long-term liabilities on the consolidated balance sheet. Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on March 31, 2016.

Rent expense for the three months ended March 31, 2016 and 2015 was $1.4 million and $1.2 million, respectively. Rent expense for the nine months ended March 31, 2016 and 2015 was $4.0 million and $4.1 million, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $13.4 million as of March 31, 2016 and $14.9 million as of June 30, 2015.

Index
Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of March 31, 2016.

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

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
United States of America	$78,433	$77,804	$243,815	$243,904
International	6,803	6,939	21,877	21,598
Total	$85,236	$84,743	$265,692	$265,502

Revenue from one value-added distributor accounted for approximately 26% of the total revenue during both the three months ended March 31, 2016 and 2015, and 26% of the total revenue during both the nine months ended March 31, 2016 and 2015.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region; furthermore, the Company does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	March 31, 2016	June 30, 2015
United States of America	$20,169	$19,505
International	1,133	914
Total	$21,302	$20,419

15. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three and nine months ended March 31, 2016, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. These derivatives have maturities of approximately one month. The foreign exchange forward contracts outstanding as of March 31, 2016 were entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates; the change in the fair value is not material and is not reflected either as an asset or a liability.

Index
The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of March 31, 2016 and June 30, 2015 (in thousands):

	March 31, 2016
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$2,200	$1,673
British pound	£1,300	$1,861
Canadian dollar	$870	$665
Euro	€1,440	$1,628
Total		$5,827

	June 30, 2015
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$2,420	$1,840
British pound	£910	1,429
Canadian dollar	$750	596
Euro	€1,550	1,708
Total		$5,573

16. Subsequent Event

On May 2, 2016, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $20.0 million of its common stock.

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

Overview

ShoreTel is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. We focus on the small and medium sized businesses, with a Unified Communications (“UC”) solution so that they can communicate anytime, anyplace, and through any device that they chose. Our strategy is to provide customers with a flexible choice of deployment options: subscribing to our cloud-based communication services, operating our ShoreTel solution in their own premise-based data centers or a hybrid combination of both.

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

We have developed a cloud-purposed, multi-tenanted solution comprised of a single call control, named ShoreTel Connect, which includes applications such as contact center, conferencing and mobility as well as endpoints, to be consumed in a cloud, premise or hybrid environment.

We currently provide our ShoreTel solution via multiple deployment options, as well as a diverse set of applications and services for both premise and hosted deployment models, consisting of ShoreTel IP Telephony, ShoreTel Unified Communications, ShoreTel Contact Center, ShoreTel Mobility, ShoreTel Flex, ShoreTel Hosted Voice and professional services including ShoreTel Global Services and application and development professional services.

Index
We are headquartered in Sunnyvale, California and have offices located throughout North America, Europe, Asia and Australia. Additionally, our cloud-based services are provided from multiple data centers in the United States, the United Kingdom and Australia. While most of our customers are located in the United States, we have remained relatively consistent in revenue from international sales, which accounted for approximately 8% of our total revenue for both the three months ended March 31, 2016 and 2015, and 8% of our total revenue for both the nine months ended March 31, 2016 and 2015. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at March 31, 2016 was $74.2 million, of which $53.6 million is expected to be recognized within one year.

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

Gross margin for hosted and related services is lower than the gross margins for support and services and product and is impacted primarily by the reselling of broadband circuits to customers, employee-related expense, data communication cost, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in hosted and related services revenue, the gross margins may reflect improvement due to economies of scale, synergies and other cost reductions in our service delivery model.

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

Operating expense. Our operating expenses are comprised primarily of compensation and benefits for our employees and related expenses such as travel. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce as we grow, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Average revenue per user. We calculate the monthly average service revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly revenue per customer divided by the average number of seats per customer. The average monthly revenue per customer is calculated as the monthly service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU was approximately $52 and $53 for the three months ended March 31, 2016 and 2015, respectively.

Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services for the three months ended March 31, 2016 was approximately 5% as compared to 8% for the three months ended March 31, 2015.

Index
Basis of Presentation

Revenue. We derive our revenue from sales of our premise and hosted IP telecommunications systems and related support and services.

Product revenue. Product revenue consists of sales of our premise and hosted IP telecommunication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 40% and 46% of our total revenue for the three months ended March 31, 2016 and 2015, respectively and 44% and 51% of our total revenue for the nine months ended March 31, 2016 and 2015, respectively. We expect that product revenue will continue to decrease as a percentage of total revenue over time.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications solution as well as other services such as contact center, foreign and domestic calling plans, certain UC applications, internet service provisioning, regulatory and telecommunications fees, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers enter into one to three year service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 38% and 32% of our total revenue for the three months ended March 31, 2016 and 2015, respectively, and 35% and 29% of our total revenue for the nine months ended March 31, 2016 and 2015, respectively. We expect that hosted and related services revenue will continue to increase as a percentage of total revenue.

Support and services revenue. Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and premise-based installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 22% of our total revenue for both the three months ended March 31, 2016 and 2015, and 21% and 20% of our total revenue for the nine months ended March 31, 2016 and 2015, respectively.

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

Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We have capitalized development costs incurred from determination of technological feasibility through general release of the product to customers, although capitalized development costs historically have not been significant. We are devoting substantial resources to the development of additional functionality of our Connect solution and the ongoing development of new product technologies and related software applications to support this solution. We intend to continue to make investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position.

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

Acquisition-related costs. Acquisition-related costs relate to legal, accounting, consulting, investment banker and other costs directly related to acquisitions.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the accounting for income and telecom taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and nine months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Index
Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of income data for the three and nine months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue:
Product	$33,919	$39,461	$116,500	$134,081
Hosted and related services	32,768	26,961	92,654	77,076
Support and services	18,549	18,321	56,538	54,345
Total revenue	85,236	84,743	265,692	265,502
Cost of revenue:
Product	11,164	15,646	38,337	48,038
Hosted and related services	16,582	14,641	44,528	45,392
Support and services	5,054	4,534	14,494	13,116
Total cost of revenue	32,800	34,821	97,359	106,546
Gross profit	52,436	49,922	168,333	158,956
Operating expenses:
Research and development	16,504	13,557	44,134	40,490
Sales and marketing	32,537	29,249	93,652	87,566
General and administrative	11,277	9,328	31,095	29,881
Settlements and defense fees	-	53	-	8,475
Acquisition-related costs	822	-	1,356	-
Total operating expenses	61,140	52,187	170,237	166,412
Loss from operations	(8,704)	(2,265)	(1,904)	(7,456)
Other income (expense):
Interest expense	(114)	(130)	(353)	(390)
Interest income and other (expense), net	(162)	(262)	(1,298)	(818)
Total other expense	(276)	(392)	(1,651)	(1,208)
Loss before provision for (benefit from) income taxes	(8,980)	(2,657)	(3,555)	(8,664)
Provision for (benefit from) income taxes	(273)	(36)	493	467
Net loss	$(8,707)	$(2,621)	$(4,048)	$(9,131)
Net loss per share - basic and diluted	$(0.13)	$(0.04)	$(0.06)	$(0.14)
Shares used in computing net loss per share - basic and diluted	66,886	64,297	66,109	63,660

Index
The following table sets forth selected condensed consolidated statements of income data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue:
Product	40%	46%	44%	51%
Hosted and related services	38%	32%	35%	29%
Support and services	22%	22%	21%	20%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	13%	19%	14%	18%
Hosted and related services	19%	17%	17%	17%
Support and services	6%	5%	6%	5%
Total cost of revenue	38%	41%	37%	40%
Gross profit	62%	59%	63%	60%
Operating expenses:
Research and development	20%	16%	17%	15%
Sales and marketing	38%	35%	35%	33%
General and administrative	13%	11%	12%	12%
Settlements and defense fees	-	-	-	3%
Acquisition-related costs	1%	-	-	-
Total operating expenses	72%	62%	64%	63%
Loss from operations	(10%)	(3%)	(1%)	(3%)
Other income (expense):
Interest expense	-	-	-	-
Interest income and other (expense), net	-	-	-	-
Total other expense	-	-	(1%)	-
Loss before provision for (benefit from) income taxes	(10%)	(3%)	(2%)	(3%)
Provision for (benefit from) income taxes	-	-	-	-
Net loss	(10%)	(3%)	(2%)	(3%)

Comparison of the three and nine months ended March 31, 2016 and March 31, 2015

Revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
(in thousands, except percentages)
Product revenue	$33,919	$39,461	$(5,542)	(14%)	$116,500	$134,081	$(17,581)	(13%)
Hosted and related services revenue	32,768	26,961	5,807	22%	92,654	77,076	15,578	20%
Support and services revenue	18,549	18,321	228	1%	56,538	54,345	2,193	4%
Total revenue	$85,236	$84,743	$493	1%	$265,692	$265,502	$190	-

Index
Total revenue remained relatively consistent at $85.2 million in the three months ended March 31, 2016 as compared to $84.7 million in the three months ended March 31, 2015.

Total revenue remained relatively consistent at $265.7 million in the nine months ended March 31, 2016 as compared to $265.5 million in the nine months ended March 31, 2015.

Product revenue

Product revenue decreased by $5.5 million, or 14%, and $17.6 million, or 13%, during the three and nine months ended March 31, 2016, respectively, as compared to the same period in the prior year primarily due to the decline in volume.

Hosted and related services revenue

Hosted and related services revenue increased by $5.8 million, or 22%, and $15.6 million, or 20%, in the three and nine months ended March 31, 2016, respectively, as compared to the same period in the prior year. The increase in hosted and related services revenue was primarily due to continued growth in our hosted customer base as well as additional increases in the use of our services from existing customers.

Support and services revenue

Support and services revenue remained relatively consistent at $18.5 million for the three months ended March 31, 2016 as compared to $18.3 million for the three months ended March 31, 2015.

 Support and services revenue increased by $2.2 million, or 4%, in the nine months ended March 31, 2016, respectively, as compared to the same period in the prior year. The increase in support and services revenue was primarily due to our ability to maintain high renewal rates on maintenance contracts as well as the continued expansion of our customer base resulting from sales to new customers who entered into post-contractual support agreements.

Cost of revenue and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
(in thousands, except percentages)
Product cost of revenue	$11,164	$15,646	$(4,482)	(29%)	$38,337	$48,038	$(9,701)	(20%)
Hosted and related services cost of revenue	16,582	14,641	1,941	13%	44,528	45,392	(864)	(2%)
Support and services cost of revenue	5,054	4,534	520	11%	14,494	13,116	1,378	11%
Total cost of revenue	$32,800	$34,821	$(2,021)	(6%)	$97,359	$106,546	$(9,187)	(9%)

Product gross profit	$22,755	$23,815	$(1,060)	(4%)	$78,163	$86,043	$(7,880)	(9%)
Hosted and related services gross profit	16,186	12,320	3,866	31%	48,126	31,684	16,442	52%
Support and services gross profit	13,495	13,787	(292)	(2%)	42,044	41,229	815	2%
Total gross profit	$52,436	$49,922	$2,514	5%	$168,333	$158,956	$9,377	6%

	Three Months Ended March 31,			Nine Months Ended March 31,
	2016	2015	Net Change	2016	2015	Net Change
Product gross margin	67%	60%	7%	67%	64%	3%
Hosted and related services gross margin	49%	46%	3%	52%	41%	11%
Support and services gross margin	73%	75%	(2%)	74%	76%	(2%)
Total gross margin	62%	59%	3%	63%	60%	3%

The overall gross margin was 62% for the three months ended March 31, 2016 compared to 59% for the same period in the prior year.

The overall gross margin was 63% for the nine months ended March 31, 2016 compared to 60% for the same period in the prior year.

Product gross margin

Product gross margin increased to 67% in the three months ended March 31, 2016 as compared to 60% in the same period in the prior year. Product gross margin increased to 67% in the nine months ended March 31, 2016 as compared to 64% in the same period in the prior year. The increases from prior periods were primarily due to the recognition of a $1.9 million expense during the three months ended March 31, 2015 representing estimated legal settlement for a pending legal matter with no corresponding charge in the current period.

Index
Hosted and related services gross margin

 Hosted and related service gross margin increased to 49% in the three months ended March 31, 2016 as compared to 46% in the same period in the prior year. Hosted and related service gross margin increased to 52% in the nine months ended March 31, 2016 as compared to 41% in the same period in the prior year. The increases from the prior periods were primarily due to operating efficiencies gained in our hosted business model as we have continued to expand our hosted revenue base while managing operational costs and also due to the release of $2.0 million for the nine months ended March 31, 2016, related to certain previously accrued surcharges as a result of favorable resolutions and reaching the statute of limitations in those jurisdictions.

Support and services gross margin

Support and services gross margins remained relatively consistent at 73% in the three months ended March 31, 2016 as compared to 75% in the same period in the prior year and 74% in the nine months ended March 31, 2016 as compared to 76% in the same period in the prior year.

Operating expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
(in thousands, except percentages)
Research and development	$16,504	$13,557	$2,947	22%	$44,134	$40,490	$3,644	9%
Sales and marketing	32,537	29,249	3,288	11%	93,652	87,566	6,086	7%
General and administration	11,277	9,328	1,949	21%	31,095	29,881	1,214	4%
Settlements and defense fees	-	53	(53)	(100%)	-	8,475	(8,475)	(100%)
Acquisition-related costs	822	-	822	N/A	1,356	-	1,356	N/A

Research and development

Research and development expenses increased by $2.9 million, or 22%, for the three months ended March 31, 2016 as compared to the same period in the prior year. The increase in research and development expenses from the prior period was primarily due to an increase in personnel related costs including benefits and bonus of $2.8 million primarily related to an increase in headcount of research and development personnel. The increase in headcount is in part due to the acquisition of Corvisa LLC (“Corvisa”).

Research and development expenses increased by $3.6 million, or 9%, for the nine months ended March 31, 2016 as compared to the same period in the prior year. The increase in research and development expenses from the prior period was primarily due to an increase in personnel related costs including benefits and bonus of $3.7 million primarily related to an increase in headcount, an increase in the allocation of corporate expenses of $1.0 million primarily related to an increase in headcount of research and development personnel. The increase in headcount is in part due to the acquisition of Corvisa. These increases were partially offset by a decrease in consulting related costs of $1.2 million.

Sales and marketing

Sales and marketing expenses increased by $3.3 million, or 11%, in the three months ended March 31, 2016 as compared to the same period in the prior year. This increase in sales and marketing expenses was due to an increase in personnel related costs including benefits, bonus and commissions of $2.2 million primarily related to an increase in headcount in part due to the acquisition of Corvisa and an increase in partner commissions of $0.7 million.

Sales and marketing expenses increased by $6.1 million, or 7%, in the nine months ended March 31, 2016 as compared to the same period in the prior year. This increase in sales and marketing expenses was due to an increase in personnel related costs including benefits, bonus and commissions of $3.1 million primarily related to an increase in headcount in part due to the acquisition of Corvisa and an increase in partner commissions of $2.0 million.

General and administrative

 General and administrative expenses increased by $1.9 million, or 21%, in the three months ended March 31, 2016 as compared to the same period in the prior year. This increase in general and administrative expenses was due to an increase in personnel related costs including benefits and bonus of $1.4 million and an increase in information technology related project costs of $0.8 million.

Index
General and administrative expenses increased by $1.2 million, or 4%, in the nine months ended March 31, 2016 as compared to the same period in the prior year. This increase in general and administrative expenses was due to an increase in personnel related costs including benefits and bonus of $2.4 million offset by a decrease in information technology related project costs of $1.5 million.

Settlements and defense fees

Settlements and defense fees for the three months ended March 31, 2015 represented a $53,000 modification charge related to the change in fair value of foregone stock per the Agreement and Plan of Reorganization between M5 Networks, Inc. (“M5”) and the Company. There were no corresponding charges for the three months ended March 31, 2016.

Settlements and defense fees of $8.5 million for the nine months ended March 31, 2015 were comprised of $6.8 million related to a settlement on escrow claims related to the acquisition of M5, $1.1 million related to an Internal Revenue Service proposed adjustment for the 2008 through 2012 tax years and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal. The $6.8 million related to a settlement on escrow claims was comprised of a $3.6 million impairment of the indemnification asset charge, $2.5 million for professional fee reimbursement and a $0.7 million modification accounting charge related to the change in fair value of foregone stock per the Agreement and Plan of Reorganization relating to the acquisition of M5. There were no corresponding charges for the nine months ended March 31, 2016.

Acquisition-related costs

The acquisition-related costs of $0.8 million and $1.4 million for the three and nine months ended March 31, 2016, respectively, primarily consisted of direct costs incurred related to the acquisition of M5 Networks Australia Pty Ltd (“M5 Australia”) and Corvisa. There were no corresponding charges for the three and nine months ended March 31, 2015.

Other income (expense), net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
(in thousands, except percentages)
Interest expense	$(114)	$(130)	$(16)	(12%)	$(353)	$(390)	$(37)	(9%)
Interest income and other (expense), net	(162)	(262)	(100)	(38%)	(1,298)	(818)	480	59%

Interest expense

Interest expense remained consistent at $0.1 million for both the three months ended March 31, 2016 and 2015.

Interest expense remained consistent at $0.4 million for both the nine months ended March 31, 2016 and 2015.

Interest income and other (expense), net

Interest income and other (expense), net remained relatively consistent at $0.2 million for the three months ended March 31, 2016 as compared to the $0.3 million for the same period in the prior year.

Interest income and other (expense), increased by $0.5 million in the nine months ended March 31, 2016 as compared to the same period in the prior year. The increase in interest income and other (expense) from prior period was primarily due to amortization expenses.

Index
Provision for (benefit from) income tax

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
(in thousands, except percentages)
Provision for (benefit from) income tax	$(273)	$(36)	$(237)	658%	$493	$467	$26	6%

Provision for (benefit from) income tax

The provision for (benefit from) income taxes for the three and nine months ended March 31, 2016 and 2015 were primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	March 31, 2016	June 30, 2015	Increase/ (Decrease)
Cash and cash equivalents	$86,765	$82,162	$4,603
Short-term investments	13,269	8,025	5,244
Total	$100,034	$90,187	$9,847

As of March 31, 2016, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $100.0 million, accounts receivable of $25.3 million and the balance of $86.0 million available for borrowing under our New Credit Facility.

On October 22, 2014, we entered into an Amended and Restated Credit Agreement which was further amended on December 1, 2014 and August 5, 2015 (“New Credit Facility”) which provides for a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility amended and restated the prior credit facility. The New Credit Facility matures on October 22, 2019 and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings.

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

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires us to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. As of March 31, 2016, we were in compliance with all such covenants and no amounts were outstanding under the New Credit Facility.

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

Index
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Nine Months Ended March 31,
	2016	2015
Cash provided by operating activities	$25,312	$34,685
Cash used in investing activities	(27,776)	(16,357)
Cash provided by financing activities	7,067	4,443
Net increase in cash and cash equivalents	$4,603	$22,771

Cash flows from operating activities

Net loss during the nine months ended March 31, 2016 and 2015 included non-cash charges of $6.9 million and $6.3 million in stock-based compensation expense, respectively, depreciation and amortization of $15.1 million and $14.3 million, respectively.

Cash provided by operating activities of $25.3 million during the nine months ended March 31, 2016 reflects net changes in operating assets and liabilities, exclusive of assets and liabilities assumed from acquisitions, which provided $7.1 million of cash consisting primarily of a decrease in accounts receivable of $11.4 million due to improved collections, an increase in deferred revenue of $2.6 million and an increase in accrued employee compensation of $2.2 million. These cash inflows were partially offset by a decrease in accrued taxes and surcharges of $5.8 million, a decrease in accrued liabilities and other of $2.3 million and a decrease in accounts payable of $1.4 million.

Cash provided by operating activities of $34.7 million during the nine months ended March 31, 2015 reflects net changes in operating assets and liabilities, which provided $18.7 million of cash consisting primarily of a decrease in accounts receivable of $11.0 million due to improved collections, a decrease in inventory of $9.5 million, an increase in accrued liabilities and other of $6.4 million, an increase in deferred revenue of $2.7 million, and a decrease in indemnification asset of $2.0 million due to the settlement of the escrow claim. These cash inflows were partially offset by an increase in prepaid expenses and other current assets of $6.0 million, a decrease in accounts payable of $2.6 million, a decrease in accrued taxes and surcharges of $2.6 million and a decrease in accrued employee compensation of $1.6 million.

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

Net cash used in investing activities was $27.8 million during the nine months ended March 31, 2016 primarily related to the acquisition of Corvisa and M5 Australia for $14.3 million, net of cash acquired, the purchase of short-term investments of $12.9 million, the purchase of property and equipment of $8.1 million, offset by $7.6 million in proceeds from maturities of our short-term investments.

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

Cash flows from financing activities

Net cash provided by financing activities was $7.1 million for the nine months ended March 31, 2016. During the nine months ended March 31, 2016, we received $8.3 million from the issuance of common stock under various employee benefit plans offset by the payment of $1.1 million associated with employee tax obligations on the vesting of restricted stock units.

Index
Net cash provided by financing activities was $4.4 million for the nine months ended March 31, 2015. During the nine months ended March 31, 2015, we received $6.4 million from the issuance of common stock under various employee benefit plans, offset by the payment of $1.0 million associated with employee tax obligations on the vesting of restricted stock units, the payment of $0.6 million of financing costs associated with the New Credit Facility and the payment of $0.4 million on our capital leases.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2016 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$29,559	$7,898	$12,669	$8,287	$705
Capital lease obligations	246	226	20	-	-
Line of credit	-	-	-	-	-
Non-cancellable purchase commitments (inventory and software licenses)	13,426	13,426	-	-	-
Outstanding letters of credit	635	635	-	-	-
Total	$43,866	$22,185	$12,689	$8,287	$705

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in the Australian dollar, British pound, Canadian dollar and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of March 31, 2016, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.6 million.

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

Date: May 9, 2016

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