Form 10-K
period 2016-06-30
ShoreTel Inc
filed 2016-09-12
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2016

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2015 was approximately $583.8 million (based on the last reported sale price of $8.85 on December 31, 2015 on The NASDAQ Global Select Market). This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by ten percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of August 26, 2016 was 67,625,724.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2016 Proxy Statement”) for the 2016 Annual Meeting of Stockholders.

TRADEMARKS

The ShoreTel logo, ShoreTel and Brilliantly Simple are trademarks or registered trademarks of ShoreTel, Inc. in the United States and/or other countries. All other trademarks, trade names and service marks herein are the property of their respective owners.

AVAILABLE INFORMATION

Our Internet address is www.shoretel.com. On our Internet website, we make publicly available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information that is contained on or that can be accessed through our Internet website is not part of this Annual Report on Form 10-K.

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

The charters of our Audit Committee, our Compensation Committee and our Corporate Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, are available on the Investor Relations section of our website under “Investor Relations – Corporate Governance/Leadership.” This information is also available by writing to us at the address on the cover of this Annual Report on Form 10-K.

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

Overview

ShoreTel is a leading provider of brilliantly simple business communication solutions. We focus on the small and medium sized businesses seeking a Unified Communications (“UC”) solution allowing them to communicate anytime, anyplace and through any device that they chose.

We provide this to the market via two solutions: ShoreTel Connect, our UC solution, and Contact Center offering and ShoreTel Summit, our platform for developers and integrators. ShoreTel Connect delivers a fully featured UC solution and applications such as mobility, collaboration, and workgroups. ShoreTel Connect is unique in that it offers three different delivery models including cloud, onsite and hybrid. Connect Cloud provides a hosted voice solution to our customers. Connect OnSite provides our customers the ability to independently own and operate their equipment. Connect Hybrid enables our customers to use both our cloud and onsite offerings while still delivering the same user experience and providing our customers increased choice and flexibility. Summit, our Communications Platform as a Service (“CPaaS”) offering, delivers the option to either deeply integrate communications into any application or workflow or to create a standalone business communications application.

We believe our solutions address changes in the UC market being driven by both technological advances and new workplace trends. We believe some of the current factors affecting the UC market include: the shift to consuming communications from the cloud, addressing an increasingly mobile workforce, the ongoing need for collaboration, a desire for multiple forms of communication and a need to integrate communications into workflows and applications. Our solutions are sold through our extensive network of over 1,200 authorized resellers and value-added distributors throughout the world served either by national distributors or by ShoreTel directly.

We were originally incorporated in California in September 1996 and reincorporated in Delaware in 2007. ShoreTel is based in Sunnyvale, California, and has regional offices in North America, Europe, Asia and Australia.

Evolution of Business Communications

We believe ShoreTel is at the forefront of the UC industry that is in transition. We believe customers seek flexibility and choice when making a purchase decision relating to Business Communications. We provide simple to deploy options, via the cloud and the option to purchase the product or a combination of both. We also deliver the ability to deeply integrate into an existing workflow or application, providing a customer the capability to consume or develop, affords us a unique differentiator in the UC market.

We will continue to make investments in order to capture a greater percentage of the market share in the cloud-based solutions market which we believe is continuing to grow as well as to maintain our competitive position in the premise market.

We will continue to make investments to grow our CPaaS capabilities and capture a greater percentage of the developer market seeking to create or integrate communications into workflows or applications.

Our customers enjoy a broad approach to their UC requirements. Whether they are looking to acquire a cloud, premise, hybrid UC solution or to further integrate that into their workflows and applications or whether they want to develop a specific communications application, we provide a solution to fit. Coupled with ready-made applications and supporting services such as ShoreTel Contact Center, ShoreTel Mobility, and professional services including ShoreTel Global Services and application and development professional services.

Hosted Architecture and Services for Hosted Customers

Our hosted services offer a secure and reliable business communications solution to organizations with minimal capital investment. The heart of the hosted service is our Call Conductor core technology, a ShoreTel designed and developed modular software architecture operating on an industry standard platform, which makes it easy to add capabilities in response to customers’ evolving needs and integrate readily with leading business applications. This technology was specifically designed to meet the unique requirements of the hosted communications market, offering a full portfolio of services to customers, including soft-switch services for ShoreTel IP Telephony, as well as integrated software modules for ShoreTel Unified Communications, ShoreTel Contact Center, ShoreTel Mobility, Business Intelligence Analytics and Reporting. By incorporating a multi-tenant software foundation, multiple customers can be served simultaneously by servers located in data center co-location facilities. Hosted technologies are complemented by a series of service modules that enable billing, diagnostics, system monitoring, Communications Assistance for Law Enforcement Act (“CALEA”) regulatory compliance, emergency call routing and other related operational services. A variety of customer selectable network services are also available, including local and long distance network services, toll-free numbers, number porting, circuits from carriers and other value-added network services.

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

Customer and Technical Support

We maintain a contact center that provides customer service and technical support to our customers. Customers can access our services directly through our website or receive customer service and technical support through telephone communication, e-mail support and online chat services. Our website also maintains a knowledge base repository that our customers and partners use for education and issue resolution.

Hosted Data Centers

ShoreTel utilizes data centers located in the United States, Europe and Asia which are co-located in service facilities operated by third parties. These data centers include sufficient physical building security, network operations and resiliency services and backup power generation. These operation centers house the application servers and proprietary technologies used to provide services to customers.

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

ShoreTel Business Communications for Premise Deployment

We provide a unique modern hardware and software architecture for premise customers, which offers the high availability and reliability needed for mission critical communications. Our premise business communication solutions are comprised of hardware and software components including ShoreTel Voice Switches, ShoreTel Service Appliances, ShoreTel Client and Server Software Applications, such as ShoreTel Director, Small Business Edition 100, and ShoreTel IP Phones. All ShoreTel software applications may also be virtualized, operating on customer-provided general purpose servers.

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

ShoreTel Business Communications for Hybrid Premise Environments with Integrated Cloud Services Deployment

ShoreTel customers can extend their investments in their business communications solution by incorporating both cloud and premise based approaches via ShoreTel Connect. ShoreTel Connect enables customers to add new sites and add new applications, such as Contact Center, Mobility, Instant Messaging, Presence, Fax and Scribe and will also enable customers to easily add new services that we introduce in the future.

Business Communication Products and Services

ShoreTel provides a diverse set of applications and services for both premise and hosted customers, consisting of ShoreTel IP Telephony, ShoreTel Mobility, ShoreTel Unified Communications, ShoreTel Contact Center, and professional services, including ShoreTel Global Services and application development services.

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

•	Clients: ShoreTel Communicator is designed for users across an organization, whether an administrator, knowledge worker, contact center agent or mobile worker. Available on multiple operating systems, ShoreTel Communicator makes it easy for people to communicate any way they choose, such as: by video, voice (wired or wireless) and instant messaging. One single application interface makes training simple and reduces the Information Technology (“IT”) workload because there is just a single application to support and no additional servers to deploy and maintain.
•	Conferencing and Collaboration: ShoreTel enables enterprises to conduct audio conferences and provides collaboration tools for application sharing, desktop sharing, instant messaging and end-user presence status.
•	Microsoft Integration: For customers seeking to leverage their investment in Microsoft solutions, ShoreTel offers a range of integration options. ShoreTel integrates with applications such as Microsoft Lync, Microsoft Exchange, Microsoft Office and Microsoft Internet Explorer.

Contact Center

Contact Center enables organizations to route incoming contacts to the most appropriate agent in a multisite contact center, regardless of location. ShoreTel Connect Contact Center includes a range of options including agent phones, switching infrastructure, end-user interfaces, and platform software for both premise-based and cloud-based customers. The solution features capabilities including call handling, self-service, multi-media, and reporting. Contact Center applications provide a range of features to satisfy the needs of all-sized organizations, from basic call center capabilities to sophisticated, distributed multimedia contact centers.

ShoreTel Global Services

We complement our cloud, onsite and hybrid solution with a broad range of support services to help us maintain and expand our relationships with our enterprise customers and channel partners. Our product support contracts provide us with recurring revenue. Typically, our resellers provide many of these services, with ShoreTel providing manufacturer and escalation support as needed or, if requested by the enterprise customer or reseller, we can provide these services directly.

ShoreTel Global Services provides professional services, system design and installation, training and technical support including:

•	Professional services include standard and custom software development to: extend system capabilities; enable UC integration with other enterprise applications; streamline business processes; and, address enterprise customer-specific business opportunities. We also offer collaboration with third party developers via Application Program Interface (“API”) and Software Development Kit (“SDK”) through the ShoreTel TechConnect program.
•	System design and installation services include the best practices of deploying UC with regard to network requirements and capabilities as well as how to implement contact center and mobility for a particular enterprise.
•	Training services include certification programs for resellers, training programs at enterprise customer or reseller locations and self-paced, computer-based desktop training programs.
•	Our technical support services include web-based access support services and tools, access to technical support engineers, hardware replacement, as well as software updates and monitoring capabilities.

Application Development Services

ShoreTel offers custom application development and integration services for businesses with unique communication requirements. We offer businesses the option to enhance their communications solution by enabling the integration of business applications including customer relationship management (“CRM”) solutions such as Salesforce.com, Zendesk, Desk.com, NetSuite and Microsoft Dynamics, as well routing, interactive voice response and reporting solutions that automate business workflows and enhance operational oversight.

Customers and partners can create integrated applications using the open application interface of the system available for developers through the ShoreTel TechConnect.

Customers

As of June 30, 2016, our solutions have been installed by approximately 40,000 organizations in over 50 countries. We serve a wide range of vertical markets, including professional services, financial services, government, education, health care, sports and entertainment, manufacturing, non-profit organizations and technology industries.

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

ShoreTel delivers the lowest cost of operations for IP Telephony and Unified Communications and Collaboration for premises and cloud according to Nemertes’ 2016 research. ShoreTel has the greatest costs savings and lowest overall cost over a five-year period, when compared to the industry average and various providers for both premises and cloud. Providers included 8x8, Avaya, Cisco, Microsoft, Mitel, NEC and Vonage1.

Sales and Marketing

We sell our premise products, support and services primarily through an extensive network of channel partners that include value-added resellers, service providers, direct market resellers and value-added distributors. Our hosted services are sold through channel partners and our direct sales force. As of June 30, 2016, we had over 1,200 channel partners in our network. These channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services. They also include top U.S. telecommunication carriers: AT&T and CenturyLink. Our channel partners market and sell our products into both the small-to-medium and mid-enterprise markets. Our channel partners in the U.S., Canada, the United Kingdom and Australia may offer both premise and cloud solutions to their customers.

We maintain a sales organization that manages the business relationship between ShoreTel and our partner network, recruiting, training and enabling the partners to market, sell and support ShoreTel solutions. In addition, we also have a ‘Client Sales’ team of sales personnel to assist our channel partners in selling to and providing support for customer accounts.

[1]	Nemertes Research Q3 2016 How to Keep UCC Costs Down as Complexity Grows: Now is the time to compare vendors and assess your Total Cost of Operation

We believe our channel partner network allows us to effectively sell our solutions without having to dedicate the resources required to build large in-house sales and service capabilities. We continue to work with existing channel partners to broaden their sales of our solutions as well as to recruit new channel partners with a focus on increasing market coverage.

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

Research and Development

We believe that our ability to enhance our current products and services, develop and introduce new products and services on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. To this end, we have assembled a team of engineers with expertise in collaboration and UC technology, such as voice, messaging, conferencing, video, mobility, file sharing, contact center and workspaces. We have invested significant time and financial resources into the development of our architecture, including ShoreTel Connect, ShoreTel Summit, ShoreTel Connect Contact Center and ShoreTel Connect appliances which are available for both hosted and onsite customers. We intend to continue to expand our service and product offerings, improve the features available on our services and products and integrate our solutions with third-party enterprise applications. Research and development expenses were $60.5 million, $53.4 million and $49.8 million in fiscal years 2016, 2015 and 2014, respectively.

Manufacturing and Suppliers

We outsource the manufacturing of our hardware products. This outsourcing allows us to:

•	avoid costly capital expenditures for the establishment of manufacturing operations;
•	focus on the design, development, sales and support of our hardware products; and
•	leverage the scale, expertise and purchasing power of specialized contract manufacturers.

Currently, we have arrangements for the production of our switches and mobility routers with contract manufacturers in the United States and for the production of our phones with a contract manufacturer with multiple locations including the United States and China. We also rely on a sole or limited number of suppliers for several key components utilized in the assembly of our products.

We regularly provide forecasts for orders, and we order products from our contract manufacturers based on our projected sales levels, which is in advance of receiving customer orders. However, customers may generally cancel or reschedule orders without penalty, and delivery schedules requested by customers for these orders frequently vary based upon each customer’s particular needs.

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

Financial Information about Geographic Areas

For financial information about geographic areas, refer to Note 14 to the Consolidated Financial Statements in Item 8 of this report.

Competition

The market for business communication solutions is quickly evolving, highly competitive and subject to rapid technological change. As a result of the convergence of voice, video, messaging, mobility and data networking technologies that characterize IP enterprise Unified Communications solutions, we compete against vendors of hosted solutions and premise-based solutions, some of which have solutions in both markets and CPaaS providers.

•	Providers of cloud services include Tier 1 service providers such as AT&T, Telstra, British Telecom, Verizon, incumbent local exchange carriers, competitive local exchange carriers, and independent providers such as 8x8, RingCentral, Mitel, West IP Communications and Vonage.
•	Providers of hosted communication services based on technologies from Avaya, Broadsoft, Cisco, Microsoft, Mitel, Unify and other technology platform vendors.
•	Providers of premise-based business communication equipment include Avaya, Cisco, Huawei, Interactive Intelligence, Mitel, NEC, Nokia and Unify.
•	Providers of Unified Communications software applications, include Avaya, Cisco, Interactive Intelligence, Microsoft, Mitel, NEC, Nokia, Digium, Toshiba and Unify.
•	Providers of CPaaS include Twilio, Plivo, Vonage with Nexmo, and other application program interface based technology platform vendors.

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

As of June 30, 2016, we had 136 patents issued in the United States, and had 41 patent applications in the United States. Our patents have been both internally developed and externally acquired. Our patents have a range of expiration dates. The earliest patent to expire will do so in 2016, and the last to expire will do so in 2035.

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

Employees

As of June 30, 2016, we had 1,194 employees in North America, Europe, Asia and Australia, of which 395 were in sales and marketing, 391 were in research and development, 264 were in global support and services, and 144 were in general and administrative functions. None of our employees are represented by labor unions and we consider current employee relations to be good.

Executive Officers

The following table sets forth information about our executive officers as of September 1, 2016:

Name	Age	Position as of September 1, 2016
Don Joos	46	President and Chief Executive Officer
Michael E. Healy	55	Senior Vice President and Chief Financial Officer
Eugenia Corrales	51	Senior Vice President of Product
Bharath Oruganti	42	Senior Vice President of Worldwide Business Operations
David Petts	53	Senior Vice President of Worldwide Sales and Customer Success
Allen Seto	40	Vice President and General Counsel

Don Joos has served as our President and Chief Executive Officer and a Director since August 2013. Mr. Joos served as our Senior Vice President of Business Operations from July 2012 to August 2013. Mr. Joos joined ShoreTel in April 2011 as our Vice President of Global Services. Prior to joining ShoreTel, from December 2001 to April 2011, Mr. Joos served in various senior management roles, including Vice President Channel Transformation, at Avaya, Inc., a provider of business communications and collaboration systems. Prior to this, Mr. Joos also held service and operational roles at SiteStuff, Inc., Williams Communication Solutions, LLC, Nortel Communication Solutions and Marshalls Inc. Mr. Joos holds a B.S. in Sports Management from Springfield College in Massachusetts.

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

Eugenia Corrales has served as our Senior Vice President of Product since July 2015. From July 2013 to July 2015, Ms. Corrales served as Vice President and General Manager of the Computing Systems Group at Cisco Systems, Inc., a provider of Internet protocol based networking and other products related to the communications and information technology. From September 2012 to July 2013, Ms. Corrales was an independent consultant working with multiple networking and renewable energy startup companies. From June 2010 to September 2012, Ms. Corrales served as Chief Executive Officer and Executive Vice President of Engineering and Operations at Nanosolar, a developer of solar power technology. From June 2006 to June 2010, Ms. Corrales served as Chief Executive Officer at Sunmodular, a startup focusing on providing efficiencies to solar panel technology. Ms. Corrales holds a B.A. in Physics from Grinnell College and a M.S. in Mechanical Engineering from Stanford University.

David Petts has served as our Senior Vice President of Worldwide Sales and Customer Success since July 2012. From June 2005 to July 2012, Mr. Petts served in several sales leadership roles at Nokia Corporation, a mobile communications company. Prior to then, Mr. Petts held a number of executive management roles, both in the United States and the United Kingdom, with Hewlett Packard Company and Compaq Computer Corporation, providers of products, technologies, software, services and solutions. Mr. Petts holds a B.S. in Economics and Quantitative Studies from Queen Mary College, London University.

Bharath Oruganti has served as our Senior Vice President of Worldwide Business Operations since February 2014. Mr. Oruganti also served as our Vice President of Global Services from September 2012 to January 2014. Mr. Oruganti joined ShoreTel in October 2011 serving in the position of Senior Director of Technical Services. From February 2011 to October 2011, Mr. Oruganti served as President and Chief Operating Officer at Encore Media Metrics, LLC, a digital media startup focused on advanced insights and analytics. From September 2006 to February 2011, Mr. Oruganti served as Senior Manager in the Strategy and Operations practice at Deloitte Consulting LLP. Prior to then, Mr. Oruganti served in various positions, including Senior Manager of Global Customer Support, at Cadence Design Systems, Inc., a provider of semiconductor design software. Mr. Oruganti holds a B. Tech in Electronics and Communication Engineering from Andhra University, a M.S. in Electrical Engineering from University of Kentucky and an M.B.A. from the University of Texas at Austin.

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

We cannot assure you that we will be successful over the long term in transitioning internal and external views of our Company to a service delivery model and growing our business as anticipated. Our strategic initiatives have required us to devote significant financial and operational assets to these activities. However, at the same time, a growing focus on hosted revenues involves different types of revenue recognition and has different cost structures than our traditional product revenues. Our success depends on our ability to appropriately manage our expenses as we invest in these initiatives, enter into beneficial channel relationships, develop new products and service offerings and successfully execute our marketing and sales strategies. If we are not able to execute on this strategy successfully or if our investments in these activities do not yield significant returns, our business may not grow as we anticipated, we could devote significant financial and other resources to developing products and services that never reach commercial success, which could adversely affect our operating results. In addition, if the UC industry transitions in a way we did not anticipate, we may not be able to shift our strategies and products rapidly enough to respond to such changes and we may not receive any return from such investments. Our competitors may also be developing new products to address transitions in the UC industry. If we are unable to successfully establish our new products and services, if our competitors’ products and services are better received, or if we fail to execute our strategies, our financial condition or results of operations could be negatively impacted and our ability to grow our business may be impacted.

There can be no assurance that our exploration of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely impact our business.

We are exploring strategic alternatives, including a sale and other strategic proposals and our Board of Directors has formed a special Strategic Advisory Committee of independent directors to lead this process. There can be no assurance that any transaction will be consummated, and the process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

•	disruption of our business;
•	distraction of our management and employees;
•	difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;
•	difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions;
•	increased stock price volatility; and
•	increased costs and advisory fees.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or adversely impact our revenue, operating results, and financial condition.

The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are.

The industry for Unified Communications is extremely competitive. Our competitors include 8x8, Avaya, Broadsoft, Cisco, Microsoft, Mitel, RingCentral and Vonage. In addition, many of our hosted customers are not subject to long-term contractual commitments to purchase our services and can terminate our service and switch to competitors' offerings on relatively short notice.

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

The convergence of voice, video, messaging and data networks and their wider deployment by enterprises has led information technology and communication applications deployed on converged networks to become more integrated. This integration has created an opportunity for the leaders in information technology, personal and business applications and the software that connects the network infrastructure to those applications, to enter the telecommunications industry and offer products that compete with our systems, commonly referred to as Unified Communications. Competition from these potential entrants may take many forms, and they may offer products and services similar to those we offer.

If the solutions offered by new competitors achieve substantial market penetration, or if we cannot integrate our products with such solutions, we may not be able to maintain or improve our market position, and our failure to do so could materially and adversely affect our business and results of operations.

If we fail to manage our growth effectively, our business could be harmed.

We plan to further expand our operations to support the growth of our business. We will need to increase our spending in order to fund this development. This growth may place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend upon our ability to manage this growth effectively. If we do not increase our revenues commensurate to our increased spending, we may not be profitable. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in filling enterprise customer orders, declines in product quality or customer satisfaction, increases in costs, production and distribution difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

The gross margins on our products and offerings may decrease due to competitive pressures or otherwise, which could negatively impact our profitability.

It is possible that the gross margins on our products and/or services will decrease in the future in response to competitive pricing pressures, including the bundling of more offerings included in a base price, new product introductions by us or our competitors, changes in the costs of components or telecommunications costs, manufacturing issues, the shift in our channel distribution model towards more value-added distributors, royalties we need to pay to use certain intellectual property, growth of our international business, or other factors. The margins on our hosted telephony service are also impacted by the fact that we also sell the broadband connection, which is typically a lower-margin business. In addition, until we achieve a sufficient base of cloud-based customers, the gross margins on our cloud services will tend to be lower. If we experience decreased gross margins and we are unable to respond in a timely manner by introducing and selling new, higher-margin products and services successfully and continually reducing our product and hosting costs, our gross margins may decline, which will harm our business and results of operations.

If we fail to respond to technological changes and evolving industry standards, our products and services could become obsolete or less competitive in the future.

Our industry is highly competitive and characterized by rapidly changing technologies and standards. Accordingly, our operating results depend upon, among other things, our ability to develop and introduce new products and services and our ability to reduce production costs of existing products and costs of providing our hosted services. Our long-term success will depend on our ability to stay ahead of these changes and avoid obsolescence of our products and services.

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

We have in the past and may in the future acquire or invest in other businesses, products or technologies. Acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these acquisitions.

There are inherent risks in integrating and managing acquisitions. We may not be able to integrate the acquired personnel, operations, product lines and technologies successfully, or effectively manage the combined business following an acquisition. We may also incur indebtedness in connection with any future acquisitions. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

We rely on third-party resellers and distributors to sell our products and services, and disruptions to, or our failure to develop and manage our distribution channels could adversely affect our business.

A significant portion of our hosted and product, support and services revenue is generated through indirect channel sales. These indirect sales channels include third-party resellers and distributors that market and sell other products and services to customers. We expect indirect channel sales will continue to generate a significant portion of our revenue in the future. Therefore, our success is highly dependent upon establishing and maintaining successful relationships with third-party resellers and distributors, and the financial health of these resellers and distributors.

Recruiting, launching and retaining qualified channel partners and training them in our products and services requires significant time and resources. In order to develop and expand our distribution channel, we must continue to recruit larger and more productive channel partners. We must also scale and improve our processes and procedures that support our channel, including investment in personnel, systems and training, and those processes and procedures may become increasingly complex and difficult to manage.

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

Our company strategy and future success will depend, to a significant extent, on our ability to attract, integrate and retain our sales, technical and key personnel, namely our management and executive team and experienced sales and engineering personnel. We may experience difficulty assimilating our newly hired personnel, which may adversely affect our business. Competition for skilled personnel is intense, particularly in many of the cities in which we operate. In addition, we must retain and motivate high quality personnel, and we must also attract and assimilate other highly qualified employees. Competition for qualified management, sales, technical and other personnel can be intense, and we may not be successful in attracting and retaining such personnel. In addition, even if we succeed in hiring additional sales personnel, it may take some period of time before they become productive compounding any harm in the growth of our business from our inability to retain such sales personnel. Competitors have in the past and may in the future attempt to recruit our employees, and our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract, integrate and retain key employees, our ability to manage and grow our business could be harmed, particularly if the departure of any executive or key employee results in a business interruption, or if we are not successful in preserving material knowledge of our departing employees.

The impact of the current economic climate and possible adverse credit markets may impact customer demand for our products and services.

Our business depends on the overall demand for information technology. Many of our existing and target customers are in the small and medium business sector. Our target customers may be more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds which they may choose to spend on items other than our products and services. The purchase of our premise solution involves significant upfront expenditures. If credit is not available to them, it may be difficult or impossible for our resellers and/or end customers to purchase our premise products. If small and medium businesses experience economic hardship, this could negatively affect the overall demand for our products and services, delay and lengthen sales cycles and lead to slower growth or even a decline in our revenue.

A higher rate of customer terminations associated with our hosted services would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our churn rate, as defined in Item 7, for our hosted services could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other VoIP providers, alternative technologies, and adverse business conditions also influence our churn rate.

Because of churn, we have to acquire new customers on an ongoing basis or sell additional services to existing customers to maintain our existing level of customers and revenues. As a result, marketing expenditures are an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease and our net income could decrease.

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

Our contract manufacturers may not have sufficient capacity to enable them to meet the demand for our products. Our contract manufacturers could have manufacturing engagements with companies that are much larger than we are and whose production needs are much greater than ours. As a result, our contract manufacturers may choose to reallocate resources to the production of products other than ours if capacity is limited.

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

The market for Unified Communications is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for and market acceptance of, enterprise IP and hosted telecommunications systems products and services are uncertain. Some analysts have estimated that revenue in the Worldwide Enterprise IP Telephony industry has declined and will continue to decline. We cannot assure you that enterprise telecommunications systems that operate on IP networks will become widespread. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to implement an IP telecommunications system that can require significant initial capital expenditures. If the demand for enterprise IP and hosted telecommunications systems fails to develop or develops more slowly than we anticipate, our products and services could fail to achieve market acceptance, which in turn could significantly harm our business.

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

The sales cycle for our products and services typically ranges from six to twelve months, or longer. As a result, we may have limited ability to forecast whether or in which period a sale will occur. The success of our sales process is subject to many factors, some of which we have little or no control over, including:

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

Due to the complexity of the type of products we produce, there are significant technical risks that may affect our ability to introduce new products and features successfully. In addition, we must commit significant resources to developing new products, services and features before knowing whether our investments will result in products and services that are accepted by the market. The success of new products and services depends on many factors, including the ability of our products and services to compete with the offerings from our competitors, cost, and reliability.

If we are unable to develop and introduce new products and services in a timely manner or in response to changing market conditions or enterprise customer requirements, or if these products and services do not achieve market acceptance, our operating results could be materially and adversely affected.

Introductions by us in future periods may also reduce demand for, or cause price declines with respect to, our existing products and services. As new or enhanced products and services are introduced, we must successfully manage the transition from older products, avoid excessive levels of older product inventories and ensure that sufficient supplies of new products can be delivered to meet enterprise customer demand. Our failure to do so could adversely affect our revenue, gross margins and other operating results.

Our products and services are highly complex and may contain undetected software or hardware errors, which could harm our reputation and future sales.

Because our customers rely on our products and services for critical aspects of their business, any failure to provide high quality and reliable products and services, whether caused by our own failure, failures by our contract manufacturer or suppliers or outages in our data centers, could damage our reputation and reduce demand for our products and services. Software products may contain defects, and as such our products have in the past contained, and may in the future contain, undetected errors or defects. Some errors may only be discovered after a product has been installed or a service has been introduced and used by customers. Any errors or defects discovered after commercial release could result in loss of revenue, loss of customers and increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort or breach of warranty. Our purchase orders contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

As we expand our international operations, we could be exposed to significant risks.

The future success of our business will depend, in part, on our ability to expand our operations and customer base successfully worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	our ability to comply with differing technical and environmental standards and certification requirements outside the United States;
•	difficulties and costs associated with staffing and managing foreign operations;
•	lower gross margins due to higher discounting;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	the need to adapt our products for specific countries;
•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
•	changes in regulatory requirements;
•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;
•	more limited protection for intellectual property rights in some countries;
•	adverse tax consequences;
•	fluctuations in currency exchange rates, which could increase the price of our products and services outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;
•	restrictions on the transfer of funds;
•	new and different sources of competition;
•	less access to the end customer where we use our two-tier distribution internationally; and
•	political and economic unrest and instability. For example, the United Kingdom’s recent referendum approving its exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, it is possible that there will be increased regulatory complexities that may adversely affect our operations and financial results. In addition, the announcement of Brexit caused significant volatility in global stock markets and currency exchange fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, which may adversely affect our results of operations and the value of our international assets and investments. In addition, the United Kingdom's withdrawal from the European Union could result in a global economic downturn, which could depress the demand for our products and services.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business.

The agreement governing our loan imposes restrictions on our business that may limit our business opportunities and hinder our ability to execute our business strategy.

Our Amended and Restated Credit Agreement (the “New Credit Facility”) contains, and other agreements we may enter into in the future may contain, covenants imposing restrictions on our business, and requires us to maintain certain financial covenants. These restrictions and covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things, incur additional debt, create liens, consolidate or merge, dispose of any property, redeem common stock or make other distributions to stockholders, make investments or enter into transactions with affiliates.

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

Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions. However, service interruptions continue to be a significant risk for us and could materially impact our business.

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

We incorporate certain third-party technologies and intend to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology or updates to those technologies may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products and services. These delays, if they occur, could materially adversely affect our business.

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

Litigation with respect to intellectual property rights in our industry is not uncommon and can often involve patent holding companies who have little or no product revenue and against whom our own patents may provide little or no deterrence. We may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements. We may not be able to obtain these agreements on terms acceptable to us or at all. We may have to incur substantial cost in re-designing our products to avoid infringement claims. In addition, disputes regarding our intellectual property rights may deter distributors from selling our products and dissuade potential customers from purchasing such products. As such, third-party claims with respect to intellectual property may increase our cost of goods sold or reduce the sales of our products and services, and may have a material and adverse effect on our business.

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

Our hosted services must comply with industry standards, federal, state and local regulations, and compliance may be costly and/or require us to modify existing services.

Our hosted services rely on communication standards such as SIP and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. As standards evolve, we may be required to modify our existing products or develop and support new versions of our services.

We must also comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, law enforcement and billing issues, the provision of emergency calling services and the quality of service we provide to our customers. The failure of our services to comply, or delays in compliance, with various existing and evolving regulations could delay or interrupt the sales of our services, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

Our emergency calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability. There may be risks associated with limitations associated with emergency dialing with our services.

Our emergency calling service differs from the emergency calling services offered by traditional wireline telephone companies. In each case, the differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need.

We route emergency calls to a service aggregation vendor, who in turn routes the calls to the local Public Safety Answering Point, or PSAP. The PSAP should have automatic access to the customer's telephone number and registered location information. If the number is not associated with an address in an emergency call, then the call is routed by the vendor to an emergency response center where a live answer takes place and the address is determined for routing to the correct PSAP. If a customer moves their service to a new location, the customer's registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an emergency call. This can lead to delays in the delivery of emergency services.

In addition, in the event that a customer experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider using our services. Delays our customers may encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can result in life threatening consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our emergency calling services.

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

Where we have filed federal, state and municipal tax returns such as sales, excise and ad valorem taxes, fees or surcharges for the services we provide, the interpretation and application of the tax laws and regulations applicable in such jurisdictions may be in conflict with the interpretation held by the states and municipalities where we do business. Any increase or changes in our collection of these taxes, fees or surcharges may have the effect of decreasing any price advantage we may have over other providers. Our compliance with these tax initiatives may make us less competitive with those competitors who choose not to comply with these tax initiatives. We have accrued for taxes that we believe are required to be remitted. If our ultimate liability exceeds the accrued amount, it could result in a material adverse effect on our earnings.

Changes in telecommunications regulation and tariffs could harm our business.

Changes in telecommunications requirements, or regulatory requirements in other industries in which we operate, in the United States or other countries could affect the sales of our products and services. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products and services for certain classes of customers. Additionally, in the United States, our products and services must comply with various requirements and regulations of the Federal Communications Commission and other regulatory authorities. In countries outside of the United States, our products must meet various requirements of local telecommunications and other industry authorities. These changes could have a material adverse effect on our business, operating results, and financial condition.

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

We rely on third party network service providers to originate and terminate a significant portion of our public switched telephone network, or PTSN, calls, which could lead to business disruption if service providers ceased operations or terminated their services.

We leverage the infrastructure of third party network service providers to provide telephone numbers, PSTN call termination and origination services, private network access and local number portability for our customers rather than deploying our own networks. This decision has resulted in lower capital and operating costs for our business in the short term but has reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service could have a material adverse effect on our business, financial condition or operating results.

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

Our products contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.

Our products contain software modules licensed to us under “open source” licenses. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In this event, we could be required to seek licenses from third parties to continue offering our products, to make our proprietary code generally available in source code form, to re-engineer our products or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which requirements could adversely affect our business, operating results and financial condition.

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

Our headquarters, which is located in Sunnyvale, California, is a 63,781 square foot leased facility. This lease expires in September 2019. We also occupy leased facilities elsewhere in the United States, Europe, Canada, India, Singapore and Australia.

We maintain a shipping and warehouse facility in Newark, California for our inventory and we rent space as needed at various third-party warehouses throughout the world.

We believe that our current facilities are suitable and adequate to meet our current needs, and we may add new facilities or expand existing facilities as we add employees. We believe that suitable additional or substitute space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

Year Ended June 30, 2016	High	Low
First Quarter	$7.63	6.75
Second Quarter	10.42	7.41
Third Quarter	8.61	7.00
Fourth Quarter	7.57	5.96
Year Ended June 30, 2015	High	Low
First Quarter	$7.00	5.96
Second Quarter	8.34	5.90
Third Quarter	7.64	6.59
Fourth Quarter	7.36	6.72

On August 26, 2016, the last reported sales price of our common stock on the NASDAQ Global Select Market was $7.98 per share.

Holders of Record

As of August 26, 2016, there were 63 stockholders of record of our common stock, although we believe there are approximately 6,000 beneficial owners since many brokers and other institutions hold our common stock on behalf of stockholders.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain any future earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In May 2016, the Board of Directors authorized us to repurchase up to $20.0 million of the Company's common stock from time to time at the discretion of our management. This stock repurchase authorization has no expiration date.

During fiscal 2016, we repurchased approximately 126,000 shares of our common stock for $0.8 million. As of June 30, 2016, we had a remaining authorization of $19.2 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity and general market and business conditions.

The following table summarizes the activity related to stock repurchases for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
	(In thousands, except per share amounts)
April 1, 2016 - April 30, 2016	—	$—	—	$20,000
May 1, 2016 - May 31, 2016	126	$6.49	126	$19,181
June 1, 2016 - June 30, 2016	—	$—	—	$19,181
Total	126	$6.49	126	$19,181

Stock Performance Graphs and Cumulative Total Return2

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on June 30, 2011 through June 30, 2016, for (i) our common stock, (ii) the S&P Small Cap 500 Index and (iii) the NASDAQ Telecommunications Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

$100 invested on June 30, 2011 in stock or index. Fiscal year ending June 30,

	2011	2012	2013	2014	2015	2016
ShoreTel, Inc.	$100.00	$42.94	39.51	63.92	66.47	65.59
S&P Small Cap 500 Index	100.00	105.45	127.17	158.46	170.22	177.02
NASDAQ Telecommunications Index	100.00	106.98	145.25	183.16	194.61	192.56

[2]	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of ShoreTel, Inc. under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of June 30, 2016. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities in column (a)) (c)
	(In thousands, except per share amounts)
Equity compensation plans approved by security holders(1)	8,195	$6.32	6,779
Equity compensation plans not approved by security holders	—	—	—
Total	8,195	$6.32	6,779
(1)	The number of securities remaining available for future issuance in column (c) includes 6,401,000 shares of common stock authorized and available for issuance under our 2015 Equity Incentive Plan (“2015 Plan”) and 378,000 shares of common stock authorized and available for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”). We have ceased grants under our 2007 Equity Incentive Plan (“2007 Plan”). The number of shares authorized for issuance under the ESPP is subject to an annual increase. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of June 30, 2016. Restricted Stock Units and Awards have been excluded for purposes of computing weighted average exercise prices in column (b).
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended June 30,
	2016	2015	2014	2013	2012(a)
	(In thousands, except per share amounts)
Revenue:
Product	$158,232	$181,272	$184,952	$186,190	$182,009
Hosted and related services	126,670	105,381	87,635	68,844	15,466
Support and services	75,382	73,017	65,712	57,076	49,076
Total revenue	360,284	359,670	338,299	312,110	246,551
Cost of revenue:
Product(1)	51,881	63,253	65,470	63,941	61,884
Hosted and related services(1)	61,384	60,401	54,057	43,087	9,723
Support and services(1)	19,199	17,453	16,866	16,624	16,465
Total cost of revenue	132,464	141,107	136,393	123,652	88,072
Gross profit	227,820	218,563	201,906	188,458	158,479
Operating expenses:
Research and development(1)	60,509	53,352	49,758	52,992	51,909
Sales and marketing(1)	126,123	118,931	110,977	120,222	94,797
General and administrative(1)	41,778	39,778	40,356	38,102	27,468
Settlements and defense fees	56	8,475	—	—	—
Acquisition-related costs	1,489	—	—	—	4,524
Total operating expenses	229,955	220,536	201,091	211,316	178,698
Income (loss) from operations	(2,135)	(1,973)	815	(22,858)	(20,219)

	Year Ended June 30,
	2016	2015	2014	2013	2012(a)
	(In thousands, except per share amounts)
Other income (expense):
Interest expense	(469)	(531)	(643)	(1,722)	(560)
Interest income and other (expense), net	(1,628)	(939)	(637)	(690)	(905)
Total other income (expense)	(2,097)	(1,470)	(1,280)	(2,412)	(1,465)
Loss before provision for (benefit from) income taxes	(4,232)	(3,443)	(465)	(25,270)	(21,684)
Provision for (benefit from) income taxes	560	961	586	426	(947)
Net loss	$(4,792)	$(4,404)	$(1,051)	$(25,696)	$(20,737)
Net loss per common share(2):
Basic and diluted	$(0.07)	$(0.07)	$(0.02)	$(0.44)	$(0.41)
Shares used in computing net loss per share:
Basic and diluted	66,405	63,953	61,191	58,633	50,591
(a)	The fiscal year ended June 30, 2012 includes the impact of the acquisition of M5 Networks, Inc. (“M5”), which was completed on March 23, 2012.
(1)	Includes stock-based compensation expense as follows:
	Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Cost of product revenue	$64	$74	$69	$110	$132
Cost of hosted and related services	1,272	1,215	626	188	37
Cost of support and services revenue	590	497	569	760	836
Research and development	1,854	1,928	1,704	2,789	3,614
Sales and marketing	2,569	2,391	1,996	2,921	4,031
General and administrative	2,522	2,308	2,352	3,837	3,993
Total stock-based compensation expense	$8,871	$8,413	$7,316	$10,605	$12,643
(2)	See Note 8 to the Consolidated Financial Statements in Item 8 for a description of the method used to compute basic and diluted net loss per share.
	As of June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$108,159	$90,187	$56,145	$51,276	$55,495
Working capital	52,033	44,394	25,643	26,568	31,421
Total assets	342,338	326,456	306,949	301,307	303,234
Line of credit, net of debt issuance costs	—	—	29,004	19,946	—
Total stockholders’ equity	202,729	190,128	177,384	156,146	170,232

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.” We report results on a fiscal year ending June 30. For ease of reference within this section, 2016 refers to the fiscal year ended June 30, 2016, 2015 refers to the fiscal year ended June 30, 2015, and 2014 refers to the fiscal year ended June 30, 2014.

Overview

ShoreTel is a leading provider of brilliantly simple business communication solutions. We focus on the small and medium sized businesses seeking a Unified Communications (“UC”) solution allowing them to communicate anytime, anyplace and through any device that they chose.

We provide this to the market via two solutions: ShoreTel Connect, our UC solution, and Contact Center offering and ShoreTel Summit, our platform for developers and integrators. ShoreTel Connect delivers a fully featured UC solution and applications such as mobility, collaboration, and workgroups. ShoreTel Connect is unique in that it offers three different delivery models including cloud, onsite and hybrid. Connect Cloud provides a hosted voice solution to our customers. Connect OnSite provides our customers the ability to independently own and operate their equipment. Connect Hybrid enables our customers to use both our cloud and onsite offerings while still delivering the same user experience and providing our customers increased choice and flexibility. Summit, our Communications Platform as a Service (“CPaaS”) offering, delivers the option to either deeply integrate communications into any application or workflow or to create a standalone business communications application.

We believe our solutions address changes in the UC market being driven by both technological advances and new workplace trends. We believe some of the current factors affecting the UC market include: the shift to consuming communications from the cloud, addressing an increasingly mobile workforce, the ongoing need for collaboration, a desire for multiple forms of communication and a need to integrate communications into workflows and applications. Our solutions are sold through our extensive network of over 1,200 authorized resellers and value-added distributors throughout the world served either by national distributors or by ShoreTel directly.

We were originally incorporated in California in September 1996 and reincorporated in Delaware in 2007. ShoreTel is based in Sunnyvale, California, and has regional offices in North America, Europe, Asia and Australia. Additionally, our cloud-based services are provided from multiple data centers located in the United States, the United Kingdom and Australia. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 8% of our total revenue for fiscal 2016 as compared with 8% and 9% in fiscal 2015 and 2014, respectively. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts and to measure operational effectiveness.

Deferred revenue.   Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at June 30, 2016 was $77.7 million, of which $56.8 million is expected to be recognized within one year.

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

Average revenue per user.   We calculate the average monthly service revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly revenue per customer divided by the average number of seats per customer. The average monthly revenue per customer is calculated as the monthly service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three-month period ended June 30, 2016, 2015 and 2014 was approximately $51, $54 and $55, respectively. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of internet circuits to new customers as compared to the existing customer base.

Revenue churn.    Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for the three months ended June 30, 2016, 2015 and 2014 was approximately 6%, 4% and 5%, respectively.

Basis of Presentation

Revenue.   We derive our revenue from sales of our premise IP telecommunications systems, hosted services and related support and services.

Product revenue.   Product revenue consists of sales of our premise solution and telephones for our hosted IP telecommunication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 44%, 51%, and 55% of our total revenue for fiscal years 2016, 2015 and 2014, respectively.

Hosted and related services revenue.   Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications solution as well as other services such as contact center, mobility, foreign and domestic calling plans, certain UC applications, internet service provisioning, regulatory and telecommunications fees, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers enter into one to three-year service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 35%, 29% and 26% of our total revenues for fiscal 2016, 2015 and 2014, respectively.

Support and services revenue.   Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and premise-based installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 21%, 20% and 19% of our total revenue for fiscal 2016, 2015 and 2014, respectively.

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

Research and development expenses.   Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We have capitalized development costs incurred from determination of technological feasibility through general release of the product to customers, although capitalized development costs historically have not been significant. We are devoting substantial resources to the development of additional functionality of our Connect solution, Summit Platform and the ongoing development of new product technologies and related software applications to support this solution. We intend to continue to make investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position.

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

Settlements and defense fees.   Settlements and defense fees relate to one-time charges related to probable and estimable settlement amounts and professional fees incurred in connection with an unsolicited acquisition proposal.

Acquisition-related costs.   Acquisition-related costs relate to legal, accounting, consulting, investment banker fees and other costs directly related to acquisitions.

Interest expense. Interest expense primarily consists of interest expense associated with our credit facility.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2016	2015	2014
Revenue:
Product	44%	51%	55%
Hosted and related services	35%	29%	26%
Support and services	21%	20%	19%
Total revenue	100%	100%	100%
Cost of revenue:
Product	15%	17%	19%
Hosted and related services	17%	17%	16%
Support and services	5%	5%	5%
Total cost of revenue	37%	39%	40%
Gross profit	63%	61%	60%
Operating expenses:
Research and development	17%	15%	15%
Sales and marketing	35%	33%	33%
General and administrative	12%	11%	12%
Settlements and defense fees	—	3%	—
Acquisition-related costs	—	—	—
Total operating expenses	64%	62%	60%
Income (loss) from operations	(1)%	(1)%	—
Other income (expense):
Interest expense	—	—	—
Interest income and other (expense), net	—	—	—
Total other income (expense)	—	—	—
Loss before provision for income taxes	(1)%	(1)%	—
Provision for income taxes	—	—	—
Net loss	(1)%	(1)%	—%

Comparison of Fiscal 2016 to 2015 and Fiscal 2015 to 2014

Revenue

	Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2016 to June 30, 2015		June 30, 2015 to June 30, 2014
				Change $	Change %	Change $	Change %
	(in thousands, except percentages)
Product revenue	$158,232	$181,272	$184,952	$(23,040)	(13%)	$(3,680)	(2%)
Hosted and related services revenue	126,670	105,381	87,635	21,289	20%	17,746	20%
Support and services revenue	75,382	73,017	65,712	2,365	3%	7,305	11%
Total revenue	360,284	359,670	338,299	614	—	21,371	6%

Total revenue increased by $0.6 million in fiscal 2016 as compared to fiscal 2015.

Total revenue increased by $21.4 million, or 6%, in fiscal 2015 as compared to fiscal 2014.

Revenue from customers in the United States accounted for approximately 92%, 92% and 91% of total revenue for years ended June 30, 2016, 2015 and 2014, respectively.

Product revenue

Product revenue decreased by $23.0 million, or 13%, in fiscal 2016 and $3.7 million, or 2%, in fiscal 2015 primarily due to a decline in new customer volume related to less overall demand in the premise-based solution market.

Hosted and Related Services revenue

Hosted and related service revenue increased by $21.3 million, or 20%, in fiscal 2016 as compared to in fiscal 2015. Hosted and related service revenue increased by $17.7 million, or 20%, in fiscal 2015 as compared to in fiscal 2014. The increase in hosted and related services revenue was primarily due to market growth enabling the expansion of our customer base resulting from sales to new customers and additional sales to existing customers.

Support and Services revenue

Support and services revenue increased by $2.4 million, or 3%, in fiscal 2016, as compared to fiscal 2015. Support and services revenue increased by $7.3 million, or 11%, in fiscal 2015 as compared to fiscal 2014. The increase in support and services revenue in both fiscal 2016 and 2015 was primarily due to additional sales to existing customers resulting in higher post-contractual support revenues supported by high renewal rates and continued expansion of our customer base resulting from sales to new customers who contract for support agreements.

Gross margin

	Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2016 to June 30, 2015		June 30, 2015 to June 30, 2014
				Change $	Change %	Change $	Change %
	(in thousands, except percentages)
Product cost of revenue	$51,881	$63,253	$65,470	$(11,372)	(18%)	$(2,217)	(3%)
Hosted and related services cost of revenue	61,384	60,401	54,057	983	2%	6,344	12%
Support and services cost of revenue	19,199	17,453	16,866	1,746	10%	587	3%
Total cost of revenue	$132,464	$141,107	$136,393	$(8,643)	(6%)	$4,714	3%

Product gross profit	$106,351	$118,019	$119,482	$(11,668)	(10%)	$(1,463)	(1%)
Hosted and related services gross profit	65,286	44,980	33,578	20,306	45%	11,402	34%
Support and services gross profit	56,183	55,564	48,846	619	1%	6,718	14%
Total gross profit	$227,820	$218,563	$201,906	$9,257	4%	$16,657	8%

	Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2016 to June 30, 2015	June 30, 2015 to June 30, 2014
				Net Change	Net Change
Product gross margin	67%	65%	65%	2%	—
Hosted and related services gross margin	52%	43%	38%	9%	5%
Support and services gross margin	75%	76%	74%	(1%)	2%
Total gross margin	63%	61%	60%	2%	1%

Total gross margin increased to 63% in fiscal 2016 as compared to 61% in fiscal 2015 and 60% in fiscal 2014. The increases in total gross margin were primarily due to the increase in hosted and related services gross margin.

Product gross margin

Product gross margins increased to 67% in fiscal 2016 as compared to 65% in fiscal 2015. This increase was primarily due to the recognition of a $1.0 million expense during fiscal 2015 representing settlement of a legal matter with no corresponding charge in fiscal 2016.

Product gross margins remained consistent at 65% in both fiscal 2015 and fiscal 2014.

Hosted and related services gross margin

Hosted and related service gross margins increased to 52% in fiscal 2016 as compared to 43% for fiscal 2015 and 38% for fiscal 2014. The increases from the prior periods were primarily due to operating efficiencies gained in our hosted business model as we have continued to expand our hosted revenue base while managing operational costs and also due to the release of $2.0 million in fiscal 2016 related to certain previously accrued surcharges as a result of favorable resolutions as well as reaching the statute of limitations in those jurisdictions.

Support and Services gross margin

Support and services gross margins remained relatively consistent at 75% in fiscal 2016 as compared to 76% in fiscal 2015.

Support and services gross margins increased to 76% in fiscal 2015 as compared to 74% in fiscal 2014. This increase was driven by operation improvements which allowed lower personnel costs to support a larger customer base and generate a higher revenue amount from the same period in each prior year, coupled with an increase in related revenue from our growing customer base.

Operating expenses

	Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2016 to June 30, 2015		June 30, 2015 to June 30, 2014
				Change $	Change %	Change $	Change %
	(in thousands, except percentages)
Research and development	$60,509	$53,352	$49,758	$7,157	13%	$3,594	7%
Sales and marketing	126,123	118,931	110,977	7,192	6%	7,954	7%
General and administration	41,778	39,778	40,356	2,000	5%	(578)	(1%)
Settlements and defense fees	56	8,475	—	(8,419)	(99%)	8,475	N/A
Acquisition-related costs	1,489	—	—	1,489	N/A	—	N/A

Research and development.    Research and development expense increased by $7.2 million, or 13%, in fiscal 2016 compared to fiscal 2015. The increase in research and development expenses was primarily due to an increase of $6.8 million in personnel costs, including related benefits costs and an increase in the allocation of corporate expenses of $1.1 million. These increases primarily related to an increase in headcount of research and development personnel. The increase in headcount was in part due to the acquisition of Corvisa LLC (“Corvisa”) in January 2016. These increases were partially offset by a decrease in consulting and professional services of $0.9 million.

Research and development expense increased by $3.6 million, or 7%, in fiscal 2015 compared to fiscal 2014. The increase in research and development expenses was primarily due to an increase of $1.7 million in personnel costs, including related benefits costs as well as an increase of $0.6 million in consulting and professional services. The increase in personnel costs was primarily due to an increase in headcount during fiscal 2015, primarily in Bangalore, India.

Sales and marketing.   Sales and marketing expenses increased by $7.2 million, or 6%, in fiscal 2016 compared to fiscal 2015. The increase in sales and marketing expenses from the prior period was primarily due to an increase in personnel costs, including related benefits, bonus and commissions, of $4.9 million primarily related to an increase in headcount, in part due to the acquisition of Corvisa, and increased demand generation, partner commissions and promotional activities of $2.5 million.

Sales and marketing expenses increased by $8.0 million, or 7%, in fiscal 2015 compared to fiscal 2014. The increase in sales and marketing expenses from the prior period was primarily due to increased demand generation, partner commissions and promotional activities of $5.6 million and an increase in personnel related costs including, benefits, bonus and commissions of $2.1 million primarily attributable to an increase in headcount during fiscal 2015.

General and administrative.    General and administrative expenses increased by $2.0 million, or 5%, in fiscal 2016 compared to fiscal 2015. The increase in general and administrative expenses from the prior period was primarily due to an increase in personnel costs, including related benefits costs, of $3.2 million, partially offset by a decrease in information technology related project costs of $0.8 million.

General and administrative expenses decreased by $0.6 million, or 1%, in fiscal 2015 compared to fiscal 2014. The decrease in general and administrative expenses from the prior period was primarily due to a decrease in sales tax expense of $1.8 million, a decrease in facilities costs of $0.6 million, partially offset by an increase in consulting and professional services of $1.8 million.

Settlements and defense fees.   Settlements and defense fees of $0.1 million for fiscal 2016 was comprised of $0.1 million related to tax amounts accrued on the amount recorded in fiscal 2015 related to the Internal Revenue Service proposed withholding tax adjustment for the 2008 through 2012 tax years.

Settlements and defense fees of $8.5 million for fiscal 2015 were comprised of $6.8 million related to a settlement on escrow claims related to the acquisition of M5 Networks, Inc. (“M5”), $1.1 million related to an Internal Revenue Service proposed withholding tax adjustment for the 2008 through 2012 tax years and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal. The $6.8 million expense related to the settlement on escrow claims was comprised of a $3.6 million charge related to the impairment of the indemnification asset, a $2.5 million charge for professional fee reimbursement and a $0.7 million modification accounting charge related to the change in fair value of foregone stock per the Agreement and Plan of Reorganization between M5 and the Company. There were no corresponding charges for fiscal 2014.

Acquisition-related costs.   Acquisition-related costs of $1.5 million for fiscal 2016 primarily consisted of direct costs incurred related to the acquisitions of M5 Networks Australia Pty Ltd (“M5 Australia”) and Corvisa. There were no corresponding costs for fiscal 2015 or 2014.

Other income (expense), net

	Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2016 to June 30, 2015		June 30, 2015 to June 30, 2014
				Change $	Change %	Change $	Change %
	(in thousands, except percentages)
Interest expense	$(469)	$(531)	$(643)	(62)	(12%)	$(112)	(17%)
Interest income and other (expense), net	(1,628)	(939)	(637)	689	73%	302	47%

Interest expense. Interest expense remained relatively consistent at $0.5 million for both fiscal 2016 and 2015 and $0.6 million for fiscal 2014.

Interest income and other (expense), net. Interest income and other (expense), net increased by $0.7 million in fiscal 2016 as compared to fiscal 2015 primarily due to amortization expenses.

Interest income and other expense, net increased by $0.3 million in fiscal 2015 as compared to fiscal 2014 due to an increase in our foreign exchange loss due to the strengthening of the U.S. dollar against certain foreign currencies in which we transact.

Provision for income tax

	Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2016 to June 30, 2015		June 30, 2015 to June 30, 2014
				Change $	Change %	Change $	Change %
	(in thousands, except percentages)
Provision for income taxes	$560	$961	$586	$(401)	(42%)	$375	64%

Our effective tax rate differs from the statutory rate largely due to our providing a full valuation allowance on the current year net operating losses. The provision for income taxes in fiscal 2016, 2015 and 2014 was primarily related to state and foreign income tax expense.

Liquidity and Capital Resources

Cash and cash equivalents and investments

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	Year ended June 30,
	2016	2015	2014
Cash and cash equivalents	$61,726	$82,162	$53,472
Short-term investments	46,433	8,025	2,673
Total	$108,159	$90,187	$56,145

As of June 30, 2016, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $108.2 million, net accounts receivable of $32.9 million and the balance available of $73.6 million for borrowing under our New Credit Facility (as defined below).

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

The borrowings under the New Credit Facility accrue interest (at our election) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on our consolidated EBITDA (as defined in the New Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon our consolidated EBITDA. We also pay commitment fees during the term of the New Credit Facility which varies depending on our consolidated EBITDA. The New Credit Facility is secured by substantially all of our assets.

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires us to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. As of June 30, 2016, we were in compliance with all such covenants and no amounts were outstanding under the New Credit Facility.

Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our new products, purchases of property and equipment and acquisitions.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the addition of new business initiatives, the timing and extent of our expansion into new geographies, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, common stock repurchases and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. If needed, additional funds may not be available on terms favorable to us or at all. We believe that the available amounts under the line of credit together with our cash flows from our operations will be sufficient to fund our operating requirements for at least the next twelve months.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	June 30,
	2016	2015	2014
	(In thousands)
Cash provided by operating activities	$35,086	$41,145	$35,878
Cash used in investing activities	$(63,693)	$(19,504)	$(6,972)
Cash provided by (used in) financing activities	$8,171	$7,049	$(19,209)

Cash flows from operating activities

Net loss during fiscal 2016, 2015 and 2014 included non-cash charges of $8.9 million, $8.4 million and $7.3 million in stock-based compensation expense, respectively, and depreciation and amortization of $20.5 million, $19.1 million and $18.3 million, respectively. Net loss during fiscal 2015 included a charge related to the impairment of the indemnification asset of $3.6 million with no corresponding charge in the fiscal 2016 or fiscal 2014.

Cash provided by operating activities of $35.1 million during fiscal 2016 also reflects net changes in operating assets and liabilities, which provided $10.0 million of cash consisting primarily of an increase in deferred revenue of $6.1 million, an increase in accrued employee compensation of $3.1 million, a decrease in accounts receivable of $3.7 million, a decrease in inventory of $2.9 million and a decrease in prepaid expenses and other current assets of $2.1 million. These cash inflows were offset by a decrease in accrued taxes and surcharges of $6.0 million, a decrease in accrued liabilities and other of $1.2 million, and a decrease in accounts payable of $0.7 million.

Cash provided by operating activities of $41.1 million during fiscal 2015 also reflects net changes in operating assets and liabilities, which provided $13.4 million of cash consisting primarily of a decrease in inventory of $11.4 million, a decrease in indemnification asset of $2.0 million, an increase in accrued liabilities and other of $7.7 million and an increase in deferred revenue of $3.8 million. These cash inflows were partially offset by an increase in prepaid expenses of $4.2 million, an increase in accounts receivable of $2.9 million, a decrease in accrued taxes and surcharges of $2.3 million, a decrease in accrued employee compensation of $1.2 million and a decrease in accounts payable of $0.8 million.

Cash provided by operating activities of $35.9 million during fiscal 2014 also reflects net changes in operating assets and liabilities, which provided $10.4 million of cash consisting primarily of an increase in deferred revenue of $11.0 million, an increase in accounts payable of $6.2 million, an increase in accrued employee compensation of $3.4 million, a decrease in accounts receivable of $3.2 million, an increase in accrued taxes and surcharges of $0.9 million and a decrease in indemnification asset of $0.7 million. These cash inflows were offset by an increase in inventory of $7.5 million, a decrease in accrued liabilities and other of $4.1 million, an increase in prepaid expenses and other current assets of $2.1 million and an increase in other assets of $0.8 million.

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

Net cash flow used in investing activities in fiscal 2016 was $63.7 million and primarily consisted of $48.2 million used to purchase investment securities, the acquisition of Corvisa and M5 Australia for $14.3 million, net of cash acquired and $10.8 million used to purchase property and equipment, partially offset by maturities of short-term investments of $9.7 million.

Net cash flow used in investing activities in fiscal 2015 was $19.5 million and primarily consisted of $12.2 million used to purchase investment securities, $11.4 million used to purchase property and equipment and $1.7 million used to purchase patents, technology and internally developed software, partially offset by maturities of short-term investments of $5.8 million.

Net cash flow used in investing activities in fiscal 2014 was $7.0 million and primarily consisted of $11.7 million used to purchase property and equipment and $0.9 million used to purchase investments securities, partially offset by maturities of short-term investments of $5.6 million.

Cash flows from financing activities

Net cash provided by financing activities was $8.2 million in fiscal 2016. In fiscal 2016, we received proceeds of $10.6 million from the issuance of common stock under various equity incentive plans, offset by the payment of $1.3 million for employee tax obligations associated with the vesting of restricted stock units. In addition, we repurchased $0.8 million of common stock during fiscal 2016.

Net cash provided by financing activities was $7.0 million in fiscal 2015. In fiscal 2015, we received proceeds of $9.3 million from the issuance of common stock under various equity incentive plans, offset by the payment of $1.2 million for employee tax obligations associated with the vesting of restricted stock units.

Net cash used by financing activities was $19.2 million in fiscal 2014. In fiscal 2014, we repaid $29.3 million for borrowings made under our previous Credit Facility, payments of $3.4 million of contingent purchase consideration in January 2014 pursuant to our acquisition of M5 and paid $0.9 million for employee tax obligations associated with the vesting of restricted stock units and paid $1.5 million in relation to our capital leases. These payments were partially offset by proceeds received of $15.8 million from the issuance of common stock under various employee benefit plans.

Common Stock Repurchases

In May 2016, the Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock from time to time at the discretion of our management. This stock repurchase authorization has no expiration date. During fiscal 2016, we repurchased approximately 126,000 shares of our common stock at a total cost of $0.8 million. As of June 30, 2016, we had a remaining authorization of $19.2 million for future share repurchases.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2016:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$27,476	$7,744	$12,038	$7,224	$470
Line of credit	—	—	—	—	—
Non-cancellable purchase commitments (inventory and software licenses)	15,395	14,945	441	9	—
Outstanding letters of credit	635	635	—	—	—
Total	$43,506	$23,324	$12,479	$7,233	$470

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

In addition to our contractual obligations noted above, we have a contractual obligation related to unrecognized tax benefits of approximately $6.3 million as of June 30, 2016.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. Although we believe that our judgments and estimates are reasonable under the circumstances, actual results may differ from those estimates.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain:

•	Revenue recognition;
•	Stock-based compensation;
•	Goodwill and purchased-intangible assets; and
•	Accounting for income and telecom taxes.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations.

Revenue Recognition

We derive our revenue from the sale of hosted and premise based Unified Communication systems and services.

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The relative selling price is determined using vendor specific objective evidence of fair value (“VSOE”) when available. When VSOE cannot be established, the Company attempts to determine the third party evidence of selling price (“TPE”) for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally, our product offerings differ from those of our competitors and comparable pricing of our competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling prices (“ESP”) in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a stand-alone basis.

Product and Support and services revenues:

The sale of IP telecommunication systems include hardware, primarily phones and voice switches, software components and may also include training, installation, professional services and post-contractual support for the products. Our business strategy is centered on selling to enterprise customers through channel partners rather than directly. Sales to value-added distributors allow us to leverage our existing distribution infrastructure and sales personnel.

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

We recognize revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with reseller partners generally do not include rights of return or acceptance provisions. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which we will accept a return. We maintain a reserve for such returns based on historical experience with reseller partners. The agreements with our value-added distributors allow for limited rights of return of products generally purchased within the previous 90 days. In addition to such return rights, we generally offer price protection provisions to our distributors when there is a permanent reduction of our sales prices. In such cases, we are obligated to grant the distributor a credit for the difference between the change in the aggregate price of any amounts that have been purchased but unsold by the distributor as of the effective date of such decrease. In addition, certain of our distributors stock phones and switches and purchase licenses only upon sale to a value added reseller or end customer. Revenue is deferred for distributors until the distributor sells the hardware and license to their customer which would constitute a complete configuration of our system. To the extent that our agreements contain acceptance terms, we recognize revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances and product warranties are recorded at the time revenue is recognized based on our historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to accounts receivable on the balance sheet.

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

Hosted and related services revenues:

Our hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as minutes usage from foreign and domestic calling plans, certain Unified Communications applications, Internet service provisioning, training and other professional services. Additionally, we offer our customers the ability to purchase phones from us directly or rent such phones as part of their service agreements. Customers are not required to purchase phones from us directly as they can independently purchase such equipment. Our customers typically enter into a 12-month service agreement whereby they are billed for such services on a monthly basis.

Monthly recurring hosted services are recognized in the period when the service is delivered. The installation fees are recognized on a straight-line basis over the estimated customer life.

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

Stock-Based Compensation

We measure all share-based payments to employees based on the grant date fair value of the awards and recognize these amounts in our consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). We amortize the fair value of share-based payments on a straight-line basis. Income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings are presented in the consolidated statements of cash flows as a financing activity when applicable.

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

Goodwill and Purchased-Intangible Assets

Goodwill is tested for impairment on an annual basis on June 30th and when specific circumstances dictate between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in fiscal 2016, 2015, or 2014. The fair value of our single reporting unit was significantly in excess of the carrying value, which includes goodwill.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no indicators of impairment of purchased-intangible assets identified in fiscal 2016, 2015, or 2014.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including our past earnings and the scheduling of deferred taxes and projected income from operating activities. As of June 30, 2016, we do not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. Our income tax benefit recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

We had federal net operating loss carryforwards of approximately $93.9 million as of June 30, 2016, which expire at various dates between 2023 and 2036. These net operating loss carryforwards include the effects of a favorable tax ruling determined under Section 382 by the Internal Revenue Service in March 2010 as well as federal net operating loss carryforwards available from prior acquisitions. We have not completed Section 382 studies for net operating losses incurred in the years subsequent to July 2007. Upon the completion of these studies, the amount of net operating losses available for utilization may be limited.

As a provider of communication services, we assess whether to include the taxes and surcharges collected from customers and remitted to government authorities, including Universal Service Fund charges, sales, use, and various surcharges, in our revenues and expenses. This assessment includes whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges within our revenues and cost of hosted and related services. In jurisdictions where we determine that we are merely a collection agent for the government authority, we do not include them in our revenues or cost of hosted and related services.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements in Item 8 for a discussion of the expected impact of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in

Australian dollar, British pound, Canadian dollar and the Euro. During the years ending June 30, 2016 and 2015, we used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. We used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. As of June 30, 2016 a 10% change in the applicable foreign exchange rates would result in an approximately $0.6 million increase or decrease in our pretax earnings.

In addition, we currently hold our investment portfolio in accounts with two financial firms. If these firms were to experience financial or other regulatory difficulties, it might be difficult for us to access our investments in a timely manner.

Interest Rate Risk

Our exposure to the interest rate risk due to changes in the general level of United States interest rates is due to both our cash equivalents and short term investments and our indebtedness. We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2016 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $50.0 million at June 30, 2016. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points.

	Decrease in interest rates			Increase in interest rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total fair market value	$50,357	$50,161	$50,063	$49,867	$49,868	$49,573
Percentage change in fair market value	0.8%	0.4%	0.2%	-0.2%	-0.4%	-0.8%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHORETEL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoreTel, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 12, 2016

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$61,726	$82,162
Short-term investments	46,433	8,025
Accounts receivable, net of allowances of $678 and $631 as of June 30, 2016 and 2015, respectively	32,902	36,494
Inventories	12,488	15,053
Prepaid expenses and other current assets	13,420	14,315
Total current assets	166,969	156,049

Property and equipment - net	21,551	20,419
Goodwill	129,449	122,750
Intangible assets - net	18,788	22,217
Other assets	5,581	5,021
Total assets	$342,338	$326,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,932	$16,452
Accrued liabilities and other	20,397	19,374
Accrued employee compensation	18,925	15,311
Accrued taxes and surcharges	3,917	9,902
Deferred revenue	56,765	50,616
Total current liabilities	114,936	111,655

Long-term deferred revenue	20,940	20,659
Other long-term liabilities	3,733	4,014
Total liabilities	139,609	136,328
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; 67,517 shares issued and 67,391 shares outstanding as of June 30, 2016 and 65,055 shares issued and outstanding as of June 30, 2015	379,871	361,691
Treasury stock, at cost	(819)	—
Accumulated other comprehensive income	36	4
Accumulated deficit	(176,359)	(171,567)
Total stockholders’ equity	202,729	190,128
Total liabilities and stockholders’ equity	$342,338	$326,456

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2016	2015	2014
	(Amounts in thousands, except per share amounts)
Revenue:
Product	$158,232	$181,272	$184,952
Hosted and related services	126,670	105,381	87,635
Support and services	75,382	73,017	65,712
Total revenue	360,284	359,670	338,299
Cost of revenue:
Product	51,881	63,253	65,470
Hosted and related services	61,384	60,401	54,057
Support and services	19,199	17,453	16,866
Total cost of revenue	132,464	141,107	136,393
Gross profit	227,820	218,563	201,906
Operating expenses:
Research and development	60,509	53,352	49,758
Sales and marketing	126,123	118,931	110,977
General and administrative	41,778	39,778	40,356
Settlements and defense fees	56	8,475	—
Acquisition-related costs	1,489	—	—
Total operating expenses	229,955	220,536	201,091
Income (loss) from operations	(2,135)	(1,973)	815
Other income (expense):
Interest expense	(469)	(531)	(643)
Interest income and other (expense), net	(1,628)	(939)	(637)
Total other income (expense)	(2,097)	(1,470)	(1,280)
Loss before provision for income tax	(4,232)	(3,443)	(465)
Provision for income taxes	560	961	586
Net loss	$(4,792)	$(4,404)	$(1,051)
Net loss per common share, basic and diluted	$(0.07)	$(0.07)	$(0.02)
Shares used in computing net loss per common share, basic and diluted	66,405	63,953	61,191

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Net loss	$(4,792)	$(4,404)	$(1,051)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net	32	3	3
Other comprehensive income	32	3	3
Comprehensive loss	$(4,760)	$(4,401)	$(1,048)

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In-Capital		Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount
	(Amounts in thousands)
BALANCE - June 30, 2013	59,168	$322,260	$—	$(2)	$(166,112)	$156,140

Common stock issued under stock-based compensation plans, net of taxes paid	3,656	14,970				14,970
Stock-based compensation expense		7,316				7,316
Unrealized gain on short term investments, net				3		3
Net loss					(1,051)	(1,051)
BALANCE - June 30, 2014	62,824	$344,546	$—	$1	$(167,163)	$177,384

Common stock issued under stock-based compensation plans, net of taxes paid	2,231	8,068				8,068
Stock-based compensation expense		8,413				8,413
Fair value of escrow settlement modification		664				664
Unrealized gain on short term investments, net				3		3
Net loss					(4,404)	(4,404)
BALANCE - June 30, 2015	65,055	$361,691	$—	$4	$(171,567)	$190,128

Common stock issued under stock-based compensation plans, net of taxes paid	2,462	9,309				9,309
Stock-based compensation expense		8,871				8,871
Repurchases of common stock	(126)		(819)			(819)
Unrealized gain on short term investments, net				32		32
Net loss					(4,792)	(4,792)
BALANCE - June 30, 2016	67,391	$379,871	$(819)	$36	$(176,359)	$202,729

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,792)	$(4,404)	$(1,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,506	19,072	18,286
Amortization of premium on investments	161	120	114
Stock-based compensation expense	8,871	8,413	7,316
Loss on disposal of property, equipment and other assets	145	97	466
Provision for doubtful accounts receivable	216	182	200
Change in fair value of purchase consideration	—	—	111
Impairment of indemnification asset	—	3,584	—
Fair value of escrow settlement modification	—	664	—
Changes in assets and liabilities:
Accounts receivable	3,683	(2,918)	3,160
Inventories	2,910	11,413	(7,536)
Indemnification asset	—	2,022	671
Prepaid expenses and other current assets	2,109	(4,249)	(2,090)
Other assets	(4)	(34)	(786)
Accounts payable	(701)	(795)	6,209
Accrued liabilities and other	(1,249)	7,687	(4,097)
Accrued employee compensation	3,101	(1,216)	3,368
Accrued taxes and surcharges	(5,985)	(2,284)	874
Purchase consideration	—	—	(320)
Deferred revenue	6,115	3,791	10,983
Net cash provided by operating activities	35,086	41,145	35,878

Cash flows from investing activities:
Purchases of property and equipment	(10,834)	(11,393)	(11,689)
Purchases of investments	(48,210)	(12,176)	(923)
Proceeds from sale/maturities of investments	9,673	5,757	5,640
Cost of acquisition of businesses, net of cash acquired	(14,322)	—	—
Purchase of software licenses, patents and other intangible assets	—	(1,692)	—
Net cash used in investing activities	(63,693)	(19,504)	(6,972)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,589	9,294	15,832
Taxes paid on vested and released stock awards	(1,280)	(1,226)	(862)
Repurchases of common stock	(819)	—	—
Payments made under the line of credit	—	—	(29,332)
Payments made under capital leases	(319)	(393)	(1,479)
Debt issuance costs	—	(626)	—
Payments of contingent consideration related to business combination	—	—	(3,368)
Net cash provided by (used in) financing activities	8,171	7,049	(19,209)

Net increase (decrease) in cash and cash equivalents	(20,436)	28,690	9,697
Cash and cash equivalents at beginning of year	82,162	53,472	43,775
Cash and cash equivalents at end of year	$61,726	$82,162	$53,472

Supplemental cash flow disclosure:
Cash paid for interest	$26	$298	$462
Cash paid for income taxes	$1,209	$885	$894

Noncash financing and investing activities:
Purchase of patents included in period-end liabilities	$—	$333	$160
Unpaid portion of property and equipment purchases included in period-end accounts payable	$998	$1,318	$1,032

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company - ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. The Company focuses on the small and medium sized businesses, with a Unified Communications (“UC”) platform that allows them to communicate anytime, anyplace, and through any device that they choose. The Company’s strategy is to provide customers with a flexible choice of deployment options: either operating the Company’s solution by subscribing to our cloud-based communication services, in their own onsite data centers or a hybrid combination of both.

Fiscal Year End - The Company operates on a fiscal year ending June 30.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries located worldwide. All transactions and balances between the parent and the subsidiaries have been eliminated in consolidation.

Correction of Prior Period Error - Subsequent to the issuance of the condensed consolidated financial statements as of and for the three months ended September 30, 2015, the Company determined installation revenue and related cost of revenue were being deferred and recognized over the contractual life for certain contracts that should have been recognized over the customer life. Accordingly, the accompanying consolidated financial statements reflect the Company’s correction of the consolidated statement of operations impact of the error for the fiscal years ended June 30, 2016, 2015 and 2014 and the condensed consolidated balance sheet impact as of June 30, 2015. As a result, hosted and related services revenue and cost of revenue were decreased by $1.0 million and $1.5 million for the fiscal years ended June 30, 2015 and 2014, respectively. Prepaid expense and other current assets was increased by $2.7 million, other assets was increased by $1.2 million, deferred revenue was increased by $1.0 million and long-term deferred revenue was increased by $3.0 million as of June 30, 2015. The cumulative impact of the correction on preceding period earnings is an increase to accumulated deficit of $0.1 million as of June 30, 2015. The correction did not affect the net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities for the fiscal years ended June 30, 2016, 2015 and 2014. The correction did not affect the net loss per share for the fiscal years ended June 30, 2016, 2015 and 2014. The foregoing corrections are not considered material by the Company.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The use of estimates is included in certain areas including revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory and other assets valuation, accrued taxes and surcharges, accounting for income taxes and accounting for goodwill and purchased intangible assets. Actual results could differ from those estimates.

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of June 30, 2016, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2016 and June 30, 2015 one value-added distributor accounted for 42% and 33% of the total accounts receivable, respectively.

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

Investments - The Company’s short-term investments are comprised of U.S. Government agency securities, corporate bonds and commercial paper. These investments are held in the custody of two major financial institutions. The specific identification method is used to determine the cost basis of disposed fixed income securities. At June 30, 2016 and 2015, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with net unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

The Company recognizes an impairment charge when a decline in the fair value of its investments is considered to be other-than-temporary. An impairment is considered other-than-temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income (“OCI”). In estimating the amount and timing of cash flows expected to be collected, the Company considers all available information including past events, current conditions, the remaining payment terms of the security, the financial condition of the issuer, expected defaults, and the value of underlying collateral. The Company has determined that gross unrealized losses on short-term investments at June 30, 2016 and 2015 are temporary in nature because each investment meets our investment policy and credit quality requirements. The Company has the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

Allowance for Doubtful Accounts - The Company records an allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,
	2016	2015	2014
Allowance for doubtful accounts - beginning	$631	$636	$639
Current period provision	216	182	200
Provision related to the acquisition of a business	79	—	—
Write-offs charged to allowance, net of recoveries	(248)	(187)	(203)
Allowance for doubtful accounts - ending	$678	$631	$636

Inventories - Inventories, which consist principally of raw materials, finished goods and inventories held by distributors are stated at the lower of cost or market, with cost being determined under a standard cost method that approximates first-in, first-out. The Company accounts for excess and obsolete inventory by reducing the carrying value to the estimated market value of the inventory based upon management’s assumptions about future demand and market conditions.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the lease term.

Software to be Sold, Leased or Marketed - Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established; therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant. Capitalized costs are amortized using the straight-line method over the estimated economic life of the product. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life.

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

Goodwill and Purchased-Intangible Assets - Goodwill is tested for impairment on an annual basis on June 30th and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The Company has a single reporting unit. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in fiscal 2016, 2015 and 2014.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years. The Company performs a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in fiscal 2016, 2015 and 2014.

Long-Lived Assets - The Company evaluates the carrying value of long-lived assets to be held and when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. There was no impairment of long-lived assets identified in fiscal 2016, 2015 and 2014.

Treasury Shares - From time to time, the Company repurchases shares of its common stock, depending on market conditions, in the open market, in accordance with programs authorized by the Board of Directors. Repurchased shares are held as treasury stock until such time as they are retired or re-issued. Retirements of treasury stock are non-cash equity transactions in which the reacquired shares are returned to the status of authorized but unissued shares and the cost is recorded as a reduction to both retained earnings and treasury stock.

Revenue Recognition - The Company derives its revenue from the sale of hosted and premise based Unified Communication systems and services.

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The relative selling price is determined using vendor specific objective evidence of fair value (“VSOE”) when available. When VSOE cannot be established, the Company attempts to determine the third party evidence of selling price (“TPE”) for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally, our product offerings differ from those of our competitors and comparable pricing of our competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling prices (“ESP”) in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a stand-alone basis.

Product and Support and Services Revenues:

The sale of IP telecommunication systems include hardware, primarily phones and voice switches, software components and may also include training, installation, professional services and post-contractual support for the products. The Company’s business strategy is centered on selling to enterprise customers through channel partners rather than directly. Channel partners include resellers as well as value-added distributors who in turn sell to the resellers. Sales to value-added distributors allow the Company to leverage its existing distribution infrastructure and sales personnel.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is probable. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with reseller partners generally do not include rights of return or acceptance provisions. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which the Company will accept a return. The Company maintains a reserve for such returns based on historical experience with reseller partners. The agreements with the Company’s value-added distributors allow for limited rights of return of products generally purchased within the previous 90 days. In addition to such return rights, the Company generally offers price protection provisions to its distributors when there is a permanent reduction of its sales prices. In such cases, the Company is obligated to grant the distributor a credit for the difference between the changes in the aggregate price of any amounts that have been purchased but unsold by the distributor as of the effective date of such decrease. In addition, certain of the Company’s distributors stock phones and switches and purchase licenses only upon sale to a value added reseller or end customer. Revenue is deferred for distributors until the distributor sells the hardware and license to their customer which would constitute a complete configuration of our system. To the extent that the Company’s agreements contain acceptance terms, the Company recognizes revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances are recorded at the time revenue is recognized based on the Company’s historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to accounts receivable on the balance sheet.

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

Hosted and Related Services Revenues:

The Company’s hosted and related services and solutions consist primarily of our proprietary hosted voice over Internet Protocol (“VoIP”) UC system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, training and other professional services. Additionally, the Company offers their customers the ability to purchase phones from them directly or rent such phones as part of their service agreements. The customers are not required to purchase phones from the Company directly as they can independently purchase such equipment. Customers enter into a one to three-year service agreement whereby they are billed for such services on a monthly basis.

Monthly recurring hosted services are recognized on a straight line basis in the period when the service is delivered. The installation fees are recognized on a straight-line basis over the estimated customer life.

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

Warranties - The majority of the Company’s products are covered by a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized based on historical experience. The determination of such provision requires the Company to make estimates of product return rates and expected costs to repair or replace the product under warranty. If actual costs differ significantly from these estimates, additional amounts are recorded when such costs are probable and can be reasonably estimated. The provisions for product warranties are recorded within cost of goods sold on the statement of operations and included within accrued liabilities and other on the balance sheet and are insignificant for fiscal 2016 and 2015.

Research and Development Costs – Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred.

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

Stock-Based Compensation – The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has a stock-based employee compensation plan. Generally, stock options granted to employees vest 25% at one year and then 1/36th monthly thereafter, and restricted stock units issued generally vest 25% at one, two, three and four years, and have a term of ten years.

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2016, 2015 and 2014 (in thousands):

	Year Ended June 30,
	2016	2015	2014
Cost of product revenue	$64	$74	$69
Cost of hosted and related services revenue	1,272	1,215	626
Cost of support and services revenue	590	497	569
Research and development	1,854	1,928	1,704
Sales and marketing	2,569	2,391	1,996
General and administrative	2,522	2,308	2,352
Total stock-based compensation expense	$8,871	$8,413	$7,316

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

Recent Accounting Pronouncements

New Accounting Updates Recently Adopted

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The guidance requires that adjustments to provisional amounts recognized in a business combination be recorded during the measurement period in the period in which the adjustment amounts are determined. This also applies to the effect on earnings of changes in depreciation, amortization or other income effects, if any; as a result of the change in the provisional amounts as if the accounting had been completed at the acquisition date. This accounting guidance is effective for the Company in the financial reporting periods beginning after December 15, 2015, with early adoption permitted. This accounting standard was adopted by the Company beginning October 1, 2015 and it did not have an impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The standard is effective in the annual reporting periods beginning after December 15, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company has early adopted ASU 2015-17 effective June 30, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax assets to the net non-current deferred tax assets in our Consolidated Balance Sheet as of June 30, 2016. Prior periods were not retrospectively adjusted.

Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-9 Revenue from Contracts with Customers (Topic 606) - an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The effective date of the new standard was deferred by one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which amends the guidance to clarify the implementation guidance on principal versus agent considerations (gross versus net revenue presentation). In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance with respect to certain implementation issues on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting, which rescinds from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which clarifies certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. ASU No. 2014-9 may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company is currently evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including certain income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This accounting guidance is effective for the Company in financial reporting periods beginning after December 15, 2019. Early adoption is permitted in financial reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

2.	BUSINESS COMBINATIONS

M5 Networks Australia Pty Ltd Acquisition

On November 16, 2015, the Company acquired all of the outstanding common stock of M5 Networks Australia Pty Ltd. (“M5 Australia”), a privately-held company based in Australia and a provider of hosted unified communications solutions, for a total cash consideration of $6.1 million (8.5 million Australian dollars). The acquisition accelerates the Company’s growth and expansion of providing hosted unified communications services in Australia.

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
	$6,110

Valuing certain components of the acquisition required the Company to make estimates that may be adjusted in the future, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. Measurement period adjustments will be recorded in the period in which the adjustment amounts are determined.

The Company recognized $0.3 million associated with legal, accounting, consulting and other costs directly related to the acquisition as acquisition-related costs within the Consolidated Statement of Operations for fiscal 2016.

The results of operations of M5 Australia have been included in the Company’s consolidated statements of operations from the acquisition date, though revenue and gross margin from M5 Australia were not material for the fiscal 2016. Due to the continued integration of the combined business, it is impractical to determine the earnings from M5 Australia beyond the measure of gross profit. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Corvisa LLC Acquisition

On January 6, 2016, the Company acquired all of the outstanding membership interest in Corvisa LLC (“Corvisa”), a provider of cloud-based communications solutions, for total cash consideration of $8.7 million. The acquisition accelerates the Company’s growth and expansion of its hosted unified communications service offering.

In accordance with ASC 805, Business Combinations, the acquisition of Corvisa was recorded as a purchase acquisition. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets was derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using the Company’s discounted cash flow models from operating projections prepared by management using a market participant rate of 35.0%. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $1.5 million. The goodwill consists largely of expected expansion of the customer base and market share within hosted communications industry. The goodwill recorded is deductible for income tax purposes.

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
	$8,662

Valuing certain components of the acquisition required us to make estimates that may be adjusted in the future, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. Measurement period adjustments will be recorded in the period in which the adjustment amounts are determined.

The Company recognized $1.2 million associated with legal, accounting, consulting and other costs directly related to the acquisition as acquisition-related costs within the Consolidated Statement of Operations for fiscal 2016.

The results of operations of Corvisa have been included in the Company’s consolidated statements of operations from the acquisition date, though revenue and gross margin from Corvisa were not material for fiscal 2016. Due to the continued integration of the combined business, it is impractical to determine the earnings from Corvisa beyond the measure of gross profit.

The unaudited pro forma financial information in the table set forth below summarizes the combined results of operations for the Company and its Corvisa acquisition as though Corvisa was combined as of the beginning of fiscal 2015. The pro forma financial information for the period presented also includes the business combination accounting effects resulting from the acquisition primarily related to amortization charges from acquired intangible assets. The pro forma financial information below is also adjusted to exclude the Company’s non-recurring acquisition-related costs of $1.2 million incurred in fiscal 2016 and included the year to date total in fiscal 2015. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Corvisa acquisition had taken place at the beginning of fiscal 2015.

	(Unaudited) Twelve Months Ended June 30,
	2016	2015
	(in thousands, except per share amounts)
Total revenue	$361,313	$361,412
Net loss	(17,006)	(26,427)
Basic and diluted net loss per share	$(0.26)	$(0.41)
3.	BALANCE SHEET COMPONENTS

Balance sheet components consisted of the following:

	As of June 30,
	2016	2015
	(Amounts in thousands)
Inventories:
Raw materials	$57	$92
Distributor inventory	1,677	965
Finished goods	10,754	13,996
Total inventories	$12,488	$15,053

Property and equipment:
Computer equipment and tooling	$50,933	$41,532
Software	7,328	5,211
Furniture and fixtures	3,880	3,421
Leasehold improvements & others	8,836	8,149
Total property and equipment	70,977	58,313
Less accumulated depreciation and amortization	(49,426)	(37,894)
Property and equipment – net	$21,551	$20,419

Deferred revenue:
Product	$5,433	$2,912
Support and services	59,465	57,967
Hosted and related services	12,807	10,396
Total deferred revenue	$77,705	$71,275

Depreciation expense for the years ended June 30, 2016, 2015 and 2014 was $11.9 million, $10.6 million and $8.4 million, respectively.

4.	SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$26,359	$9	$(5)	$26,363
U.S. Government agency securities	20,038	32	—	20,070
Total short-term investments	$46,397	$41	$(5)	$46,433
	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$8,021	$4	$—	$8,025
Total short-term investments	$8,021	$4	$—	$8,025

Tax amounts related to unrealized gains (losses) were immaterial for all periods presented.

The following table summarizes the maturities of the Company’s short-term investments by contractual maturity (in thousands):

	June 30, 2016
	Amortized Cost	Fair Value
Less than 1 year	$28,107	$28,114
Due in 1 to 3 years	18,290	18,319
	$46,397	$46,433
	June 30, 2015
	Amortized Cost	Fair Value
Less than 1 year	$6,696	$6,702
Due in 1 to 3 years	1,325	1,323
	$8,021	$8,025

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of tangible and intangible assets acquired. Goodwill amounts are not amortized.

The following table summarizes the changes in the carrying value of goodwill for the years ended June 30, 2016 and 2015.

Total
As of June 30, 2014	$122,750
As of June 30, 2015	122,750
Addition	6,699
As of June 30, 2016	$129,449

Intangible assets

The following is a summary of the Company’s intangible assets (in thousands):

	June 30, 2016			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$4,446	$(3,919)	$527	$4,446	$(3,640)	$806
Technology	31,434	(23,523)	7,911	26,644	(18,874)	7,770
Customer relationships	24,700	(14,513)	10,187	23,300	(11,049)	12,251
Intangible assets in process and other	178	(15)	163	1,390	—	1,390
Intangible assets	$60,758	$(41,970)	$18,788	$55,780	$(33,563)	$22,217

The intangible assets are being amortized over useful lives ranging from 2 years to 8 years.

Certain internally developed software became available for general release to customers during fiscal 2016; at which time, an aggregate of $1.4 million in software development costs were transferred from intangible assets in process to technology in the table above, and the amortization expense is being recognized related to these capitalized software costs.

Amortization of intangible assets for the years ended June 30, 2016, 2015 and 2014 was $8.4 million, $8.1 million and $9.8 million, respectively.

The estimated future amortization expenses for intangible assets, excluding intangible assets in process and other, for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2017	$7,508
2018	5,513
2019	4,010
2020	1,267
2021	477
Thereafter	13
Total	$18,788
6.	FAIR VALUE DISCLOSURE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.
•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$3,533	$3,533	$—	$—
Short-term investments:
Corporate notes and commercial paper	26,363	—	26,363	—
U.S. Government agency securities	20,070	—	20,070	—
Total assets measured and recorded at fair value	$49,966	$3,533	$46,433	$—

The above table excludes $58.2 million of cash balances on deposit at banks.

	June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$4,025	$4,025	$—	$—
Short-term investments:
Corporate notes and commercial paper	8,025	—	8,025	—
Total assets measured and recorded at fair value	$12,050	$4,025	$8,025	$—

The above table excludes $78.1 million of cash balances on deposit at banks.

There were foreign exchange forward contracts (see Note 15) outstanding as of June 30, 2016 and 2015 which were entered into by the Company on the last day of the period. This fair value is not material.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include U.S. government agency securities, corporate bonds, and commercial paper. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during fiscal 2016 and 2015. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the

Company’s market capitalization. There were no indicators of impairment during fiscal 2016, 2015 and 2014 that required a nonrecurring fair value analysis to be performed on non-financial assets.

7.	LINE OF CREDIT

On October 22, 2014 the Company entered into an Amended and Restated Credit Agreement which was further amended on December 1, 2014 and again on August 5, 2015 (“New Credit Facility”). This New Credit Facility replaces the Company’s previous credit facility. The New Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The New Credit Facility matures on October 22, 2019 and is payable in full upon maturity. The amounts borrowed and repaid under the New Credit Facility are available for future borrowings. The borrowings under the New Credit Facility accrue interest (at the election of the Company) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the New Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays commitment fees during the term of the New Credit Facility which vary depending on the Company’s consolidated EBITDA. The New Credit Facility is secured by substantially all of the Company’s assets. As of June 30, 2016, the Company had $73.6 million available for borrowing under the New Credit Facility.

The New Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The New Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the New Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the New Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of June 30, 2016.

As of June 30, 2016, no amounts were outstanding under the New Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the New Credit Facility.

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

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share (in thousands other than per share amounts):

	Year Ended June 30,
	2016	2015	2014
Numerator:
Net loss	$(4,792)	$(4,404)	$(1,051)
Denominator:
Weighted average common shares outstanding (basic and diluted)	66,405	63,953	61,191
Net loss per share
Basic and diluted	$(0.07)	$(0.07)	$(0.02)

Anti-dilutive weighted shares related to stock-based options and awards excluded from the calculation of diluted shares were approximately 4.9 million, 3.8 million, and 4.2 million for the years ended June 30, 2016, 2015 and 2014 respectively.

9.	INCOME TAXES

The components of loss before income taxes consist of the following (in thousands):

	Year Ended June 30,
	2016	2015	2014
Domestic	$(5,375)	$(4,416)	$(1,008)
Foreign	1,143	973	543
Total	$(4,232)	$(3,443)	$(465)

The provision for income taxes consists of the following (in thousands):

	Year Ended June 30,
	2016	2015	2014
Current:
Federal	$(129)	$159	$74
State	100	528	336
Foreign	685	299	166
Total current income tax	656	986	576

Deferred:
Federal	17	—	—
State	2	—	—
Foreign	(115)	(25)	10
Total deferred income tax	(96)	(25)	10
Provision for income taxes	$560	$961	$586

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to loss before benefit from income tax is as follows (in thousands):

	Year Ended June 30,
	2016	2015	2014
Benefit from income tax at federal statutory rate	$(1,439)	$(1,140)	$(153)
Non deductible expenses	385	442	339
Federal Alternative Minimum Tax	(129)	159	166
Stock-based compensation	273	314	84
Fair value of escrow settlement modification	—	225	—
Credits	(1,775)	(574)	(590)
State taxes	100	528	337
Other	201	(56)	(102)
Increase in valuation allowance	2,944	1,063	505
Total	$560	$961	$586

Significant components of deferred tax assets consist of the following (in thousands):

	June 30,
	2016	2015
Deferred Tax Assets
Net operating loss carryforwards	$29,015	$26,990
Tax credit carryforwards	20,659	17,176
Stock compensation	11,295	12,105
Other	10,285	14,309
Gross deferred tax assets	71,254	70,580
Valuation allowance	(69,413)	(66,213)
Total deferred tax assets	1,841	4,367
Deferred Tax Liabilities
Acquistion intangibles	(1,927)	(4,282)
Total deferred tax liabilities	(1,927)	(4,282)
Total net deferred tax assets	$(86)	$85

During the year ended June 30, 2016, the decrease in the Company’s deferred tax assets of $2.5 million was primarily due to changes in accruals, partially offset by an increase in tax credit and loss carryforwards. In addition, the decrease in the Company’s total deferred tax liabilities of $2.4 million was due to the amortization of the identifiable intangible property. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The realization of deferred tax assets is based on several factors, such as the Company’s history of past earnings, the scheduling of deferred tax liabilities and projected future income from operating activities. As of June 30, 2016, management does not believe it is more likely than not that the net U.S. federal and state deferred tax assets are realizable. The Company intends to maintain the valuation allowance on its net deferred tax assets until sufficient positive evidence exists to support reversal of some or all of the allowance. The Company’s future income tax expense (benefit) will be affected in the event changes to the valuation allowance are required.

During the fourth quarter of fiscal 2016, the Company elected to prospectively adopt ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, resulting in a reclassification of $3.8 million of net current deferred tax assets to the net non-current deferred tax assets in our consolidated balance sheet as of June 30, 2016. The prior reporting periods were not retrospectively adjusted.

The Company had federal net operating loss carryforwards of approximately $93.9 million as of June 30, 2016, which expire at various dates between 2023 and 2036. These net operating loss carryforwards include the effects of a favorable tax ruling determined under Section 382 by the Internal Revenue Service in March 2010 as well as federal net operating loss carryforwards available from prior acquisitions. The Company has not completed Section 382 studies for net operating losses incurred in the years subsequent to July 2007. Upon the completion of these studies, the amount of net operating losses available for utilization may be limited. Included in the net operating loss carryforward is approximately $10.9 million (pretax) of net operating loss attributable to excess stock option deductions. The related tax benefit of $3.7 million, if realized, will be recorded as additional paid-in capital. Including the net operating loss carryforwards available from prior acquisitions, the Company had California and other state net operating loss carryforwards of approximately $14.2 million and $9.4 million, respectively, which expire at various dates between fiscal 2018 and 2036.

As of June 30, 2016, the Company had Federal and California tax credit carryforwards of $16.2 million and $16.2 million, respectively. The federal tax credit carry forwards expire at various dates between 2023 and 2036. The California tax credits may be carried forward indefinitely.

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of June 30, 2016, the determination of the unrecorded deferred tax liability related to these earnings was not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company's foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

The “Protecting Americans from Tax Hikes (PATH) Act of 2015” (The Act) was enacted on December 18, 2015. The Act permanently extended the R&D credit and extended the 50% bonus depreciation provision though 2019 (through 2020 for certain longer-lived and transportation property).

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information. As of June 30, 2016, 2015 and 2014, the Company's total amount of unrecognized tax benefit was approximately $6.3 million, $5.1 million and $4.2 million, respectively.

The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

	Year Ended June 30,
	2016	2015	2014
Beginning balance	$5,065	$4,165	$4,060
Decrease in tax positions for prior years	(24)	—	(471)
Increase in tax positions for current year	1,233	900	576
Ending balance	$6,274	$5,065	$4,165

As of June 30, 2016, the Company's total amount of unrecognized tax benefit was approximately $6.3 million, of which, only $0.2 million, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company’s primary tax jurisdiction is the United States. For federal and state tax purposes, the tax years 2001 through 2014 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

10.	COMMON STOCK

Common Shares Reserved for Issuance

At June 30, 2016, the Company had reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	14,596
Reserved under employee stock purchase plan	378
Total	14,974
11.	EMPLOYEE BENEFIT PLANS

Equity Stock Incentive Plans

The Company grants nonqualified (“NQSO”) and incentive stock options (“ISOs”), restricted stock awards, and restricted stock units to officers, directors, employees and consultants under the 2015 Equity Incentive Plan (“2015 Plan”), which is the successor to the 2007 Equity Incentive Plan (“2007 Plan”). The 2015 Plan provides for the granting of ISOs and NQSOs for over a period not to exceed ten years and at exercise prices that are not less than 100% and 85%, respectively, of the estimated fair market value of the Company’s common stock on the date of grant as determined by the Board of Directors. The 2007 Plan provided for the granting of ISOs and NQSOs for over a period not to exceed ten years and at exercise prices that are not less than 100% of the estimated fair market value of the Company’s common stock on the date of grant as determined by the Board of Directors. Stock options issued under the 2015 Plan and 2007 Plan generally vest 25% at one year and then 1/36th monthly thereafter, and restricted stock units issued under the 2015 Plan and 2007 Plan generally vest 25% at one, two, three and four years.

The 2007 Plan provided for automatic annual increases of shares available for issuance. In fiscal 2015, the Board of Directors increased the number of shares authorized and available for issuance under the 2007 Plan by 3.2 million shares pursuant to the automatic increase provision. The Company has ceased making grants under the 2007 Plan upon adoption of the 2015 Plan. As of June 30, 2016, the Company had 6.4 million shares of common stock available for future issuance under the 2015 Plan.

The following table summarizes the Company’s stock option activities for the fiscal year ended June 30, 2016 (in thousands, except per share amounts):

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2015	6,263	$5.72
Options granted	1,836	$7.42
Options exercised	(1,341)	$4.87
Options cancelled/forfeited	(490)	$6.79
Balance at June 30, 2016	6,268	$6.31	6.77	$5,378
Options exercisable at June 30, 2016	3,469	$5.86	5.41	$4,499
Vested and expected to vest at June 30, 2016	5,388	$6.19	6.47	$5,232

The weighted-average grant-date fair value of options granted during the years ended June 30, 2016, 2015, and 2014 was $3.22, $3.02, and $2.86, respectively. The total intrinsic value of options exercised in the years ended June 30, 2016, 2015, and 2014 was $4.9 million, $3.2 million, and $7.3 million, respectively, and represents the difference between the fair value of the Company’s common stock at the dates of exercise and the exercise price of the options.

The following table summarizes information about outstanding and exercisable options at June 30, 2016 (in thousands, except years and exercise prices):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.20 - 4.25	523	5.02	$3.94	458	$3.94
$4.31	710	6.73	4.31	571	4.31
$4.35 - 5.08	677	4.84	4.66	606	4.68
$5.10 - 6.39	655	5.77	5.48	479	5.42
$6.40 - 6.61	760	7.16	6.58	423	6.57
$6.62 - 7.10	680	8.20	6.78	203	6.70
$7.11 - 7.35	804	8.50	7.31	14	7.26
$7.41 - 7.60	627	9.02	7.44	53	7.45
$7.63 - 9.98	669	6.12	8.56	499	8.35
$10.37 - 13.73	163	2.15	11.20	163	11.20
Total	6,268	6.77	$6.31	3,469	$5.86

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

	Year Ended June 30,
	2016	2015	2014
Expected life from grant date of option	5.09-5.13 years	5.04-5.09 years	4.98-5.44 years
Risk-free interest rate	1.24-1.59%	1.45-1.70%	1.44-1.66%
Expected volatility	46-48%	49-50%	51-66%
Expected dividend yield	0%	0%	0%

As of June 30, 2016 total unrecognized compensation cost related to stock options granted to employees and non-employee directors was $3.4 million, net of estimated forfeitures, which the Company expects to recognize over 2.6 years.

Employee Stock Purchase Plan

The employee stock purchase plan (the “ESPP”) allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on May 1st and November 1st of each year. Under the ESPP, employees purchase shares of the Company's common stock at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower.

In February of fiscal 2016 and 2015, pursuant to the automatic increase provisions of the ESPP, the Company’s Board of Directors approved increases to the number of shares authorized and reserved for issuance under the ESPP by 393,538 shares and 641,464 shares, respectively.

The fair value of stock purchase rights granted under the ESPP is estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended June 30,
	2016	2015	2014
Expected life from grant date of ESPP	0.50 years	0.50 years	0.50 years
Risk-free interest rate	0.14-0.41%	0.06-0.09%	0.06-0.10%
Expected volatility	29-37%	35-43%	43-48%
Expected dividend yield	0%	0%	0%

Expenses related to shares issued under the ESPP are included in stock-based compensation expense. The Company issued 737,806 shares and 670,329 shares under the ESPP in fiscal 2016 and 2015, respectively, at a weighted average price per share of $5.51 and $6.19, respectively. As of June 30, 2016, total unrecognized compensation cost related to the ESPP plan was $0.4 million, which the Company expects to recognize over 0.5 years.

Restricted Stock Awards and Restricted Stock Units

Restricted stock award and restricted stock unit activity for the year ended June 30, 2016 is as follows (in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding - July 1, 2015	1,452	$6.07
Awarded	1,254	7.59
Released	(552)	6.12
Forfeited	(227)	6.47
Outstanding - June 30, 2016	1,927	$6.99

The grant-date fair value of restricted stock units granted during fiscal 2016, 2015 and 2014 was $9.3 million, $5.8 million and $4.5 million, respectively.

As permitted under the 2007 Plan, in fiscal 2016, the Company issued 26,773 shares of restricted stock awards, with a fair value of $0.2 million, to non-employee directors electing to receive them in lieu of an annual cash retainer. These shares were issued quarterly and vest immediately upon issuance.

As of June 30, 2016, total unrecognized compensation cost related to restricted stock awards and units awarded to employees and directors was $4.2 million, net of estimated forfeitures, which the Company expects to recognize over 2.6 years.

12. TREASURY STOCK

In May 2016, the Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock from time to time at the discretion of our management. This stock repurchase authorization has no expiration date.

Under these programs, the Company may repurchase shares in the open market and through privately negotiated transactions. Repurchases are funded with cash and cash generated from operations. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. The Company accounts for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet.

A summary of the approved and active share buyback program is shown in the following table (in thousands, excluding transaction costs):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In thousands, except per share amounts)
Balance as of July 1, 2015				$—
Authorization of repurchase shares in May 2016				20,000
Repurchase of common stock	(126)	$6.49	$819	(819)
Balance as of June 30, 2016				$19,181

There were no share repurchases in fiscal 2015 or 2014.

There were no retirements of treasury stock during fiscal years 2016, 2015, and 2014.

13.	LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation — As of June 30, 2016, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. With the exception of the items specifically noted herein, due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

On September 15, 2011, a lawsuit was filed against the Company and several other companies in the United States District Court for the Eastern District of Texas by a patent holding company alleging patent infringement. On July 22, 2015, the Company and the plaintiff executed settlement and license agreements. On July 23, 2015, the Company and the plaintiff filed a stipulation with the Court to dismiss all claims and counterclaims with prejudice, which the Court granted on July 31, 2015. The Company recorded a $1.0 million charge related to past damages related to the settlement and license agreements. This charge is classified as product cost of revenue within the consolidated statement of operations for the fiscal year ended June 30, 2015. The settlement and license agreements also include an ongoing royalty on certain products which are not expected to have a material impact on the Company’s financial results.

Arbitration — In addition, on March 21, 2013, the Company provided Fortis Advisors LLC (“Fortis”), as representative of the former shareholders of M5 Networks, Inc. (“M5”), with a Claim Certificate disclosing certain claims for indemnification under the January 31, 2012 Agreement and Plan of Reorganization between M5 and the Company (the “Purchase Agreement”). Thereafter, the Company and Fortis engaged in negotiations in an attempt to resolve the indemnification claims asserted by the Company. In September 2013, the Company received notice of commencement of an arbitration proceeding by Fortis on behalf of the former shareholders of M5. Through the arbitration, Fortis sought a declaration that the Company’s claims for indemnification be precluded. On October 11, 2013, the Company served its response, denying all of Fortis’ allegations and asserting counterclaims for breach of the Purchase Agreement and declaratory relief. The arbitrator held a hearing with the parties from October 13, 2014 through October 16, 2014, addressing certain of the Company’s claims. The arbitrator issued his ruling on the matter on December 5, 2014.

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

Per the Purchase Agreement, the non-prevailing party was required to reimburse professional fees of the prevailing party. The arbitration ruling in December 2014 determined the former M5 shareholders to be the prevailing party, thus the Company was deemed to be required to reimburse professional fees incurred by former M5 shareholders related to the escrow proceedings. The Company and Fortis entered into an agreement to settle the professional fee reimbursement for $2.5 million, as such, the Company recognized this amount as a professional fee reimbursement charge classified as settlements and defense fees within the consolidated statement of operations for the fiscal year ended June 30, 2015.

Indemnification asset — As a result of the arbitration settlement made between the parties noted above, the Company recorded an impairment of the related indemnification asset to adjust the carrying value to the amount it realized from the related escrow proceeds. During fiscal 2015, the Company recorded an impairment charge of $3.6 million classified as settlements and defense fees within the consolidated statement of operations. The carrying amount of the indemnification asset was zero at June 30, 2015 as the settlement amount of $2.1 million was received during the fiscal year ended June 30, 2015.

Contingencies — During the three months ended December 31, 2014 the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) resulting from a withholding tax audit of payments made to non-U.S. vendors during calendar years 2008 through 2012. The NOPA asserts a liability for under-withheld tax of approximately $2.0 million, plus related penalties and estimated interest of approximately $1.3 million. While the Company disagrees with a majority of the IRS’ assertions and proposed liability, the Company accrued for the probable liability and recorded an expense classified as settlements and defense fees within the consolidated statement of operations of $0.1 million and $1.1 million for the fiscal years ended June 30, 2016 and 2015.

Settlements and defense fees — Settlements and defense fees within the consolidated statement of operations of $0.1 million for the fiscal year ended June 30, 2016 were comprised of an IRS proposed adjustment.

Settlements and defense fees within the consolidated statement of operations of $8.5 million for the fiscal year ended June 30, 2015 were comprised of a $3.6 million impairment of the indemnification asset charge, a $2.5 million charge for professional fee reimbursement, a $0.7 million modification accounting charge related to the change in fair value of foregone stock per the Purchase Agreement, $1.1 million related to an IRS proposed adjustment and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal. There were no corresponding charges for fiscal 2014.

Leases - The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable operating leases as of June 30, 2016, are as follows (in thousands):

Years Ending June 30,	Operating leases
2017	$7,744
2018	6,749
2019	5,289
2020	3,873
2021	2,097
Therafter	1,724
Total minimum lease payments	$27,476

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted to U.S. dollars at the interbank exchange rate on June 30, 2016.

Rent expense for the years ended June 30, 2016, 2015, and 2014, was $5.4 million, $5.6 million and $4.2 million, respectively.

Purchase commitments - The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $15.4 million and $14.9 million as of June 30, 2016 and 2015, respectively.

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

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Year Ended June 30,
	2016	2015	2014
United States of America	$330,841	$330,318	$307,116
International	29,443	29,352	31,183
Total	$360,284	$359,670	$338,299

Revenue from one value-added distributor accounted for approximately 27%, 26% and 25% of the total revenue during the years ended June 30, 2016, 2015 and 2014, respectively.

The following presents a summary by geographic region of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	As at June 30,
	2016	2015
United States of America	$20,323	$19,505
International	1,228	914
Total	$21,551	$20,419
15.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During fiscal 2016, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. These derivatives have maturities of approximately one month. The foreign exchange forward contracts outstanding as of June 30, 2016 were entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates; the change in the fair value is not material and is not reflected either as an asset or a liability.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2016 and 2015 (in thousands).

	June 30, 2016
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,800	$1,316
British pound	£830	1,088
Canadian dollar	$940	718
Euro	€1,500	1,650
Total		$4,772
	June 30, 2015
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$2,420	$1,840
British pound	£910	1,429
Canadian dollar	$750	596
Euro	€1,550	1,708
Total		$5,573
16.	EMPLOYEE 401(K) PLAN

Employee 401(k) Plan - The Company adopted a defined contribution retirement plan which has been determined by the Internal Revenue Service (“IRS”) to be qualified as a 401(k) plan (the “Plan”). The Plan covers substantially all employees. The Plan provides for voluntary tax deferred contributions of 1-20% of gross compensation, subject to certain IRS limitations. Effective January 1, 2015, the Company began matching employee contributions to the Plan on a dollar for dollar basis up to a maximum amount of $1,500 per year.

Employer matching contributions made by the Company vest immediately. Our employer matching contributions to the Plan were $1.1 million and $0.5 million for the fiscal year ended June 30, 2016 and 2015, respectively. There were no such contributions made during fiscal 2014.

17.	QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net income (loss) and earnings per share by quarter for the fiscal years ended June 30, 2016 and 2015. This data was derived from the Company’s unaudited consolidated financial statements.

	Three Months Ended
	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014
	(In thousands, except per share amounts)
Total revenue	$94,592	$85,236	$90,431	$90,025	$94,168	$84,743	$90,607	$90,152
Gross profit	59,487	52,436	57,885	58,012	59,607	49,922	55,270	53,764
Net income (loss)	(744)	(8,707)	2,545	2,114	4,727	(2,621)	(6,862)	352
Basic net income (loss) per common share	$(0.01)	$(0.13)	$0.04	$0.03	$0.07	$(0.04)	$(0.11)	$0.01
Diluted net income (loss) per common share	$0.01	$(0.13)	$0.04	$0.03	$0.07	$(0.04)	$(0.11)	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment excluded internal control over financial reporting of M5 Networks Australia Pty Ltd. and Corvisa LLC which were acquired on November 16, 2015 and January 6, 2016, respectively, and whose financial results constituted 0.5% and 0.4% of our consolidated revenue for the year ended June 30, 2016, respectively. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded internal control over financial reporting of M5 Networks Australia Pty Ltd. and Corvisa LLC which were acquired on November 16, 2015 and January 6, 2016, respectively, and whose financial results constituted 0.5% and 0.4% of the Company’s consolidated revenue for the year ended June 30, 2016, respectively. Accordingly, our audit did not include the internal control over financial reporting at M5 Networks Australia Pty Ltd. and Corvisa LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2016 of the Company and our report dated September 12, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 12, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements - See Index to Financial Statements in Item 8 of this Report.

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

(3) Exhibits - See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September 2016.

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

Name	Title	Date
/s/ DON JOOS	President and Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2016
Don Joos

/s/ MICHAEL E. HEALY	Chief Financial Officer (Principal Financial Officer)	September 12, 2016
Michael E. Healy

/s/ KEITH A. JONES	Worldwide Corporate Controller (Principal Accounting Officer)	September 12, 2016
Keith A. Jones

/s/ CHARLES D. KISSNER	Chairperson of the Board	September 12, 2016
Charles D. Kissner

/s/ MARJORIE BOWEN	Director	September 12, 2016
Marjorie Bowen

/s/ MARK F. BREGMAN	Director	September 12, 2016
Mark F. Bregman

/s/ KENNETH DENMAN	Director	September 12, 2016
Kenneth Denman

/s/ SHANE ROBISON	Director	September 12, 2016
Shane Robison

/s/ CONSTANCE SKIDMORE	Director	September 12, 2016
Constance Skidmore

/s/ EDWARD F. THOMPSON	Director	September 12, 2016
Edward F. Thompson

/s/ JOSEF VEJVODA	Director	September 12, 2016
Josef Vejvoda

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1
Membership Interest Purchase Agreement by and among ShoreTel, Inc., Corvisa Services LLC and Novation Companies, Inc., dated as of December 21, 2015 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on January 8, 2016).

3.1
Third Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 filed on September 27, 2007).

3.2	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 15, 2014).

4.1	Form of the Company’s Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

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

10.4+
2015 Equity Incentive Plan and forms of restricted stock unit award agreement and stock option award agreement (incorporated by reference to Exhibit 4.04 of the Company’s Registration Statement on Form S-8 filed on December 29, 2015).

10.5+
2007 Employee Stock Purchase Plan, as amended on November 2, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed on February 4, 2011).

10.6+
Executive Employment Agreement dated August 12, 2013, by the Company and Donald Joos (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed on September 12, 2013).

10.7+	First Amendment to the Executive Employment Agreement dated June 1, 2016, by the Company and Donald Joos.

10.8+
Offer Letter, dated April 22, 2007, by the Company and Michael E. Healy (incorporated by reference to Exhibit 10.19 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

10.9+	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed on September 12, 2013).

Exhibit Number	Exhibit Title
10.10+	Form of “Tier 2” Retention Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011).

10.11+
Form of Form of “Tier 3” Retention Incentive Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011).

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

21	Subsidiaries.

23.1	Consent of independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

Exhibit Number	Exhibit Title
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Management Compensatory Plan or Arrangement
(b)	Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.