Form 10-Q
period 2016-09-30
ShoreTel Inc
filed 2016-11-04
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 27, 2016, 67,944,678 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended September 30, 2016

Index
PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$54,284	$61,726
Short-term investments	49,242	46,433
Accounts receivable, net of allowances of $631 and $678 as of September 30, 2016 and June 30, 2016, respectively	24,159	32,902
Inventories	15,475	12,488
Prepaid expenses and other current assets	15,404	13,420
Total current assets	158,564	166,969

Property and equipment, net	21,096	21,551
Goodwill	129,449	129,449
Intangible assets, net	16,675	18,788
Other assets	5,760	5,581
Total assets	$331,544	$342,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,128	$14,932
Accrued liabilities and other	14,765	20,397
Accrued employee compensation	14,493	18,925
Accrued taxes and surcharges	4,367	3,917
Deferred revenue	57,404	56,765
Total current liabilities	107,157	114,936

Long-term deferred revenue	20,520	20,940
Other long-term liabilities	3,741	3,733
Total liabilities	131,418	139,609
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; 68,044 shares issued and 67,918 shares outstanding as of September 30, 2016 and 67,517 shares issued and 67,391 shares outstanding as of June 30, 2016	382,940	379,871
Treasury stock, at cost	(819)	(819)
Accumulated other comprehensive income (loss)	(5)	36
Accumulated deficit	(181,990)	(176,359)
Total stockholders’ equity	200,126	202,729
Total liabilities and stockholders’ equity	$331,544	$342,338

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenue:
Product	$31,849	$41,533
Hosted and related services	35,622	29,402
Support and services	18,803	19,090
Total revenue	86,274	90,025
Cost of revenue:
Product	10,189	13,481
Hosted and related services	17,103	13,827
Support and services	4,659	4,705
Total cost of revenue	31,951	32,013
Gross profit	54,323	58,012
Operating expenses:
Research and development	16,691	13,837
Sales and marketing	32,489	30,843
General and administrative	10,451	10,115
Settlements and defense fees	(51)	-
Total operating expenses	59,580	54,795
Income (loss) from operations	(5,257)	3,217
Other income (expense):
Interest expense	(117)	(124)
Interest income and other (expense), net	(133)	(576)
Total other expense	(250)	(700)
Income (loss) before provision for income taxes	(5,507)	2,517
Provision for income taxes	124	403
Net income (loss)	$(5,631)	$2,114
Net income (loss) per share - basic	$(0.08)	$0.03
Net income (loss) per share - diluted	$(0.08)	$0.03
Shares used in computing net income (loss) per share - basic	67,609	65,266
Shares used in computing net income (loss) per share - diluted	67,609	66,978

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015

Net income (loss)	$(5,631)	$2,114
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments	(41)	(5)
Other comprehensive loss	(41)	(5)

Comprehensive income (loss)	$(5,672)	$2,109

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,631)	$2,114
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,409	4,833
Stock-based compensation expense	3,207	2,772
Amortization of premium on investments	92	29
Provision for doubtful accounts receivable	20	75
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	8,723	7,917
Inventories	(3,008)	1,699
Prepaid expenses and other current assets	(1,984)	383
Other assets	(200)	(611)
Accounts payable	1,303	(1,100)
Accrued liabilities and other	(5,306)	724
Accrued employee compensation	(4,432)	(713)
Accrued taxes and surcharges	450	(1,417)
Deferred revenue	219	2,861
Net cash provided by (used in) operating activities	(1,138)	19,566

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(3,215)	(3,513)
Purchases of investments	(8,808)	(4,217)
Proceeds from sales/maturities of investments	5,866	2,611
Net cash used in investing activities	(6,157)	(5,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,107	904
Taxes paid related to net share settlement of vested and released restricted stock units	(1,245)	(967)
Payments made under capital leases	(9)	(14)
Net cash used in financing activities	(147)	(77)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,442)	14,370
CASH AND CASH EQUIVALENTS - Beginning of period	61,726	82,162
CASH AND CASH EQUIVALENTS - End of period	$54,284	$96,532

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$6	$12
Cash paid for taxes	$270	$648

NONCASH INVESTING AND FINANCING ACTIVITIES:

Unpaid portion of property and equipment purchases included in period-end accruals	$534	$116

 See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (“the Company”) is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. The Company focuses on the small and medium sized businesses, with a Unified Communications (“UC”) platform that allows them to communicate anytime, anyplace and through any device that they choose. The Company’s strategy is to provide customers with a flexible choice of deployment options: either operating the Company’s solution by subscribing to our cloud-based communication services, in their own onsite data centers or a hybrid combination of both.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of September 30, 2016, and for the three months ended September 30, 2016 and 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Correction of Prior Period Error

Subsequent to the issuance of the condensed consolidated financial statements as of and for the three months ended September 30, 2015, the Company determined installation revenue and related cost of revenue was being deferred and recognized over the contractual life for certain contracts that should have been recognized over the customer life. Accordingly, the accompanying condensed consolidated financial statements reflect the Company’s correction of the condensed consolidated statement of operations impact of the error for the three months ended September 30, 2015. As a result, hosted and related services revenue and cost of revenue were decreased by $0.1 million for the three months ended September 30, 2015. The correction did not affect the net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities for the three months ended September 30, 2015. The correction did not affect the net income per share for the three months ended September 30, 2015. The foregoing corrections are not considered material by the Company.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income by the weighted average number of common shares used in the basic income per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 5.2 million weighted shares and 3.0 million weighted shares were not included in the computation of diluted net income per share for the three months ended September 30, 2016 and 2015, respectively, because such securities were anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of September 30, 2016, all of the Company’s cash, cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 38% of total accounts receivable at September 30, 2016. At June 30, 2016 the same value-added distributor accounted for 42% of the total accounts receivable.

Index
Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Recent Accounting Pronouncements

Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-9 Revenue from Contracts with Customers (Topic 606) - an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The effective date of the new standard was deferred by one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which amends the guidance to clarify the implementation guidance on principal versus agent considerations (gross versus net revenue presentation). In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance with respect to certain implementation issues on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting, which rescinds from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. ASU No. 2014-9 may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company is currently evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities for certain cash receipts and cash payments. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The guidance is effective for financial reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

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

Index
Purchase Price Allocation

The total purchase price was allocated to M5 Australia’s net tangible and identifiable intangible assets based on their estimated fair values as of November 16, 2015 as set forth below. The following is the purchase price allocation (in thousands):

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

Index
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

4. Balance Sheet Details

Balance sheet components consist of the following:

	September 30,	June 30,
	2016	2016
	(in thousands)
Inventories:
Raw materials	$57	$57
Distributor inventory	1,558	1,677
Finished goods	13,860	10,754
Total inventories	$15,475	$12,488

Property and equipment:
Computer equipment and tooling	$53,070	$50,933
Software	7,772	7,328
Furniture and fixtures	3,800	3,880
Leasehold improvements and others	8,820	8,836
Total property and equipment	73,462	70,977
Less accumulated depreciation and amortization	(52,366)	(49,426)
Property and equipment, net	$21,096	$21,551

Deferred revenue:
Product	$5,279	$5,433
Support and services	59,423	59,465
Hosted and related services	13,222	12,807
Total deferred revenue	$77,924	$77,705

Depreciation expense for the three months ended September 30, 2016 and 2015 was $3.2 million and $2.9 million, respectively.

Intangible Assets:

Intangible assets consist of the following (in thousands):

	September 30, 2016			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$4,446	$(3,982)	$464	$4,446	$(3,919)	$527
Technology	31,434	(24,671)	6,763	31,434	(23,523)	7,911
Customer relationships	24,700	(15,408)	9,292	24,700	(14,513)	10,187
Intangible assets in process and other	178	(22)	156	178	(15)	163
Intangible assets	$60,758	$(44,083)	$16,675	$60,758	$(41,970)	$18,788

The intangible assets that are amortizable have estimated useful lives of two to eight years.

Index
Amortization of intangible assets for the three months ended September 30, 2016 and 2015 was $2.1 million and $1.9 million, respectively.

The estimated amortization expenses for intangible assets as of September 30, 2016 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2017 (remaining 9 months)	$5,395
2018	5,513
2019	4,010
2020	1,267
2021	477
Thereafter	13
Total	$16,675

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds and commercial paper	$24,071	$4	$(17)	$24,058
U.S. Government agency securities	25,176	11	(3)	25,184
Total short-term investments	$49,247	$15	$(20)	$49,242

	June 30, 2016
Corporate bonds and commercial paper	$26,359	$9	$(5)	$26,363
U.S. Government agency securities	20,038	32	-	20,070
Total short-term investments	$46,397	$41	$(5)	$46,433

Index
The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	September 30, 2016
	Amortized Cost	Fair Value

Less than 1 year	$29,529	$29,519
Due in 1 to 3 years	19,718	19,723
Total	$49,247	$49,242

	June 30, 2016
	Amortized Cost	Fair Value

Less than 1 year	$28,107	$28,114
Due in 1 to 3 years	18,290	18,319
Total	$46,397	$46,433

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

Index
The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$718	$718	$-	$-
Short-term investments:
Corporate notes and commercial paper	24,058	-	24,058	-
U.S. Government agency securities	25,184	-	25,184	-
Total assets measured and recorded at fair value	$49,960	$718	$49,242	$-

The above table excludes $53.6 million of cash balances on deposit at banks.

	June 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$3,533	$3,533	$-	$-
Short-term investments:
Corporate notes and commercial paper	26,363	-	26,363	-
U.S. Government agency securities	20,070	-	20,070	-
Total assets measured and recorded at fair value	$49,966	$3,533	$46,433	$-

The above table excludes $58.2 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include U.S. government agency securities, corporate notes and commercial paper. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during the three months ended September 30, 2016 and 2015. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment during the three months ended September 30, 2016 and 2015 that required a nonrecurring fair value analysis to be performed on non-financial assets.

Index
6. Line of Credit

On October 22, 2014 the Company entered into an Amended and Restated Credit Agreement which was further amended on December 1, 2014 and again on August 5, 2015 (“Credit Facility”). This Credit Facility replaces the Company’s previous credit facility. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The Credit Facility matures on October 22, 2019 and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility are available for future borrowings.  The borrowings under the Credit Facility accrue interest (at the election of the Company) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays annual commitment fees during the term of the Credit Facility which varies depending on the Company’s consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. As of September 30, 2016, the Company had $54.0 million available for borrowing under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of September 30, 2016.

As of September 30, 2016, no amounts were outstanding under the Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the Credit Facility.

7. Income Taxes

The Company recorded an income tax provision of $0.1 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. These income tax provisions are primarily comprised of state taxes and foreign income taxes. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.  The Company’s resulting effective tax rate differs from the applicable statutory rate primarily due to the valuation allowance against its deferred tax assets in select jurisdictions.

The Company maintains liabilities for uncertain tax positions. As of September 30, 2016 and June 30, 2016, the Company’s total amount of unrecognized tax benefits was $6.5 million and $6.3 million, respectively. Of the total of $6.5 million of unrecognized tax benefit as of September 30, 2016, $0.2 million, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2002 through 2015 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

8. Common Stock

Common Shares Reserved for Issuance

At September 30, 2016, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	4,191
Reserved under employee stock purchase plan	378
Total	4,569

Index
9. Stock-Based Compensation

The following table shows total non-cash stock-based compensation expense included in the accompanying condensed consolidated statements of operation for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Cost of product revenue	$25	$29
Cost of hosted and related services revenue	85	384
Cost of support and services revenue	126	212
Research and development	676	487
Sales and marketing	959	862
General and administrative	1,336	798
Total	$3,207	$2,772

The Company estimated the grant date fair value of stock option awards and purchase rights under the 2007 Employee Stock Purchase Plan (“2007 ESPP”) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,
	2016	2015
Expected life from grant date of option (in years)	5.15	5.13
Expected life from grant date of ESPP (in years)	0.50	0.50
Risk free interest rate for options	1.13%	1.55%
Risk free interest rate for ESPP	0.40%	0.14%
Expected volatility for options	45%	48%
Expected volatility for ESPP	37%	35%
Expected dividend yield	0%	0%

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of September 30, 2016, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $12.4 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 3.0 years.

Index
10. Stock Option Plan

Transactions under the Company’s equity incentive plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at July 1, 2016	6,268	$6.31
Options granted (weighted average fair value $3.27 per share)	1,352	8.00
Options exercised	(232)	4.77
Options cancelled/forfeited	(222)	6.66
Balance at September 30, 2016	7,166	$6.67	7.23	$10,460
Vested and expected to vest at September 30, 2016	5,889	$6.48	6.81	$9,826
Options exercisable at September 30, 2016	3,741	$6.04	5.66	$8,047

The total pre-tax intrinsic value for options exercised during the three months ended September 30, 2016 and 2015 was $0.6 million and $0.5 million, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

11. Employee Stock Purchase Plan

The 2007 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The 2007 ESPP consists of six-month offering periods commencing on May 1st and November 1st, each year. Under the ESPP, employees purchase shares of the Company's common stock at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower.

12. Restricted Stock

Under the Company’s equity incentive plan, during the three months ended September 30, 2015 the Company issued fully vested restricted stock awards (“RSAs”) to certain non-employee directors electing to receive them in lieu of an annual cash retainer. In addition, restricted stock units (“RSUs”) can be issued to eligible employees.

RSA and RSU activity for the three months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Beginning outstanding	1,927	1,452
Awarded	982	822
Released	(452)	(386)
Forfeited	(127)	(53)
Ending outstanding	2,330	1,835

Index
Information regarding RSAs and RSUs outstanding at September 30, 2016 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	2,330	1.93	$18,641
Shares expected to vest	1,298	1.56	$10,388

13. Litigation, Commitments, Contingencies and Leases

Litigation — As of September 30, 2016, the Company was involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Contingencies — During fiscal 2015 the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) resulting from a withholding tax audit of payments made to non-U.S. vendors during calendar years 2008 through 2012.  The NOPA asserts a liability for under-withheld taxes of approximately $2.0 million, plus related penalties and estimated interest of approximately $1.3 million. In connection with the asserted NOPA, the Company accrued $1.1 million for the liability during fiscal 2015, an additional $0.1 million during fiscal 2016 and a reversal of $0.1 million due to final settlement of this matter for $1.1 million during the three months ended September 30, 2016.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through fiscal 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable operating leases as of September 30, 2016, are as follows (in thousands):

Years Ending June 30,	Operating Leases
2017 (remaining 9 months)	$5,774
2018	6,770
2019	5,297
2020	3,884
2021	2,102
Therafter	1,724
Total minimum lease payments	$25,551

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on September 30, 2016.

Rent expense for the three months ended September 30, 2016 and 2015 was $1.5 million and $1.2 million, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $16.7 million as of September 30, 2016 and $15.4 million as of June 30, 2016.

Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of September 30, 2016.

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

14. Segment Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing, and sale of enterprise communication solutions.

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,
	2016	2015
United States of America	$79,580	$82,671
International	6,694	7,354
Total	$86,274	$90,025

Revenue from one value-added distributor accounted for approximately 24% and 26% of the total revenue during the three months ended September 30, 2016 and 2015, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region; furthermore, the Company does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	September 30, 2016	June 30, 2016
United States of America	$19,922	$20,323
International	1,174	1,228
Total	$21,096	$21,551

15. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three months ended September 30, 2016, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. These derivatives have maturities of approximately one month. The foreign exchange forward contracts outstanding as of September 30, 2016 were entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates; the change in the fair value is not material and is not reflected either as an asset or a liability.

Index
The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,480	$1,117
British pound	£1,810	$2,336
Canadian dollar	$790	$599
Euro	€840	$941
Total		$4,993

	June 30, 2016
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,800	$1,316
British pound	£830	1,088
Canadian dollar	$940	718
Euro	€1,500	1,650
Total		$4,772

15. Subsequent Event

On August 18, 2016, the Board of Directors approved the 2016 Employee Stock Purchase Plan (“2016 ESPP”), subject to stockholder approval at the annual meeting on November 9, 2016. The 2016 ESPP is the successor to the 2007 ESPP which terminated automatically in October 2016 upon the issuance of all shares of our common stock reserved for issuance thereunder. A total of 3.5 million shares of our common stock will be reserved for issuance under the 2016 ESPP and the automatic share reserve, also known as an “evergreen” provision, which was in the 2007 ESPP, will be eliminated. Offering periods are six-months long and employees will be able to purchase shares of our common stock at a purchase price of the lower of 85% of the fair market value of our common stock on the first day of an offering period or on the purchase date (the last day of the applicable offering period).

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

We provide this to the market via multiple solutions: ShoreTel Connect, our UC solution, and Contact Center offering and ShoreTel Summit, our platform for developers and integrators. ShoreTel Connect delivers a feature rich UC solution and applications such as mobility, collaboration, and workgroups. ShoreTel Connect is unique in that it offers three different delivery models including cloud, onsite and hybrid. ShoreTel Connect Cloud provides a hosted voice solution to our customers. ShoreTel Connect OnSite provides our customers the ability to independently own and operate their equipment. ShoreTel Connect Hybrid enables our customers to use both our cloud and onsite offerings while still delivering the same user experience and providing our customers increased choice and flexibility. Summit, our Communications Platform as a Service (“CPaaS”) offering, delivers the option to either deeply integrate communications into any application or workflow or to create a standalone business communications application.

Index
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

We were originally incorporated in California in September 1996 and reincorporated in Delaware in 2007. ShoreTel is based in Sunnyvale, California, and has regional offices in North America, Europe, Asia and Australia. Additionally, our cloud-based services are provided from multiple data centers located in the United States, the United Kingdom and Australia. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 8% of our total revenue for both the three months ended September 30, 2016 and 2015. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at September 30, 2016 was $77.9 million, of which $57.4 million is expected to be recognized within one year.

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

Gross margin for hosted and related is affected primarily by the reselling of broadband circuits to customers, employee-related expense, data communication cost, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in hosted and related services revenue, the gross margins may reflect improvement due to economies of scale, synergies and other cost reductions in our service delivery model.

Gross margin for support and services is affected primarily by labor-related expenses. The primary goal of our support and services function is to ensure a high level of customer satisfaction and our investments in support personnel and infrastructure are made with this goal in mind. The timing of additional investments in our support and services infrastructure could materially affect our cost of support and services revenue, both in absolute dollars and as a percentage of support and services revenue and total revenue, in any particular period.

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

Average revenue per user. We calculate the average monthly service revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly revenue per customer divided by the average number of seats per customer. The average monthly revenue per customer is calculated as the monthly service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication broadband circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU was approximately $50 and $54 for the three months ended September 30, 2016 and 2015, respectively.

Index
Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services for the three months ended September 30, 2016 was approximately 4% as compared to 5% for the three months ended September 30, 2015.

Basis of Presentation

Revenue. We derive our revenue from sales of our premise and hosted IP telecommunications systems and related support and services.

Product revenue. Product revenue consists of sales of our business communication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 37% and 46% of our total revenue for the three months ended September 30, 2016 and 2015, respectively.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, regulatory and telecommunications fees, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers enter into one to three year service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 41% and 33% of our total revenue for the three months ended September 30, 2016 and 2015, respectively. We expect that hosted and related services revenue will continue to increase as a percentage of total revenue.

Support and services revenue. Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and premise-based installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 22% and 21% of our total revenue for both the three months ended September 30, 2016 and 2015, respectively.

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

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales and partner commissions, travel, marketing, promotional and lead generation programs, branding and advertising, trade shows, sales demonstration equipment, professional services fees, amortization of intangible assets, and facilities expenses. We plan to continue to invest in development of our distribution channel to enable us to expand into new geographies and further increase our sales to enterprise customers. We expect that sales and marketing expenses will be our largest operating expense category.

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

Interest expense. Interest expense primarily consists of interest expense associated with the Credit Facility.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income and telecom taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the accounting for income and telecom taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Index
Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of income (loss) data for the three months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2016	2015
Revenue:
Product	$31,849	$41,533
Hosted and related services	35,622	29,402
Support and services	18,803	19,090
Total revenue	86,274	90,025
Cost of revenue:
Product	10,189	13,481
Hosted and related services	17,103	13,827
Support and services	4,659	4,705
Total cost of revenue	31,951	32,013
Gross profit	54,323	58,012
Operating expenses:
Research and development	16,691	13,837
Sales and marketing	32,489	30,843
General and administrative	10,451	10,115
Settlements and defense fees	(51)	-
Total operating expenses	59,580	54,795
Income (loss) from operations	(5,257)	3,217
Other income (expense):
Interest expense	(117)	(124)
Interest income and other (expense), net	(133)	(576)
Total other expense	(250)	(700)
Income (loss) before provision for income taxes	(5,507)	2,517
Provision for income taxes	124	403
Net income (loss)	$(5,631)	$2,114
Net income (loss) per share - basic	$(0.08)	$0.03
Net income (loss) per share - diluted	$(0.08)	$0.03
Shares used in computing net income (loss) per share - basic	67,609	65,266
Shares used in computing net income (loss) per share - diluted	67,609	66,978

Index
The following table sets forth selected condensed consolidated statements of income (loss) data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,
	2016	2015
Revenue:
Product	37%	46%
Hosted and related services	41%	33%
Support and services	22%	21%
Total revenue	100%	100%
Cost of revenue:
Product	12%	15%
Hosted and related services	20%	16%
Support and services	5%	5%
Total cost of revenue	37%	36%
Gross profit	63%	64%
Operating expenses:
Research and development	19%	15%
Sales and marketing	38%	34%
General and administrative	12%	11%
Settlements and defense fees	-	-
Total operating expenses	69%	60%
Income (loss) from operations	(6%)	4%
Other income (expense):
Interest expense	-	-
Interest income and other (expense), net	-	(1%)
Total other expense	-	(1%)
Income (loss) before provision for income taxes	(6%)	3%
Provision for income taxes	1%	1%
Net income (loss)	(7%)	2%

Comparison of the three months ended September 30, 2016 and September 30, 2015

Revenue

	Three Months Ended September 30,
	2016	2015	Change $	Change %
(in thousands, except percentages)
Product revenue	$31,849	$41,533	$(9,684)	(23%)
Hosted and related services revenue	35,622	29,402	6,220	21%
Support and services revenue	18,803	19,090	(287)	(2%)
Total revenue	$86,274	$90,025	$(3,751)	(4%)

Total revenue decreased by $3.8 million, or 4%, during the three months ended September 30, 2016 as compared to the same period in the prior year primarily related to a decrease in product revenue, partially offset by an increase in hosted and related services revenue.

Index
Product revenue

Product revenue decreased by $9.7 million, or 23%, during the three months ended September 30, 2016 as compared to the same period in the prior year primarily due to the decline in sales volume.

Hosted and related services revenue

Hosted and related services revenue increased by $6.2 million, or 21%, in the three months ended September 30, 2016, respectively, as compared to the same period in the prior year. The increase in hosted and related services revenue was primarily due to continued growth in our hosted customer base as well as additional increases in the use of our services from existing customers.

Support and services revenue

Support and services revenue remained relatively consistent at $18.8 million for the three months ended September 30, 2016 as compared to $19.1 million for the three months ended September 30, 2015.

Cost of revenue and gross profit

	Three Months Ended September 30,
	2016	2015	Change $	Change %
(in thousands, except percentages)
Product cost of revenue	$10,189	$13,481	$(3,292)	(24%)
Hosted and related services cost of revenue	17,103	13,827	3,276	24%
Support and services cost of revenue	4,659	4,705	(46)	(1%)
Total cost of revenue	$31,951	$32,013	$(62)	-

Product gross profit	$21,660	$28,052	$(6,392)	(23%)
Hosted and related services gross profit	18,519	15,575	2,944	19%
Support and services gross profit	14,144	14,385	(241)	(2%)
Total gross profit	$54,323	$58,012	$(3,689)	(6%)

	Three Months Ended September 30,
	2016	2015	Net Change
Product gross margin	68%	68%	-
Hosted and related services gross margin	52%	53%	(1%)
Support and services gross margin	75%	75%	-
Total gross margin	63%	64%	(1%)

The overall gross margin was 63% for the three months ended September 30, 2016 compared to 64% for the same period in the prior year.

Product gross margin

Product gross margin remained consistent at 68% for both the three months ended September 30, 2016 and 2015.

Hosted and related services gross margin

Hosted and related service gross margin remained relatively consistent at 52% and 53% for the three months ended September 30, 2016  and 2015, respectively.

Index
Support and services gross margin

Support and services gross margins remained consistent at 75% in both the three months ended September 30, 2016 and 2015.

Operating expenses

	Three Months Ended September 30,
	2016	2015	Change $	Change %
(in thousands, except percentages)
Research and development	$16,691	$13,837	$2,854	21%
Sales and marketing	32,489	30,843	1,646	5%
General and administration	10,451	10,115	336	3%
Settlements and defense fees	(51)	-	(51)	N/A

Research and development

Research and development expenses increased by $2.9 million, or 21%, for the three months ended September 30, 2016 as compared to the same period in the prior year. The increase in research and development expenses from the prior period was primarily due to an increase in personnel related costs including benefits and bonus of $2.5 million primarily related to an increase in headcount of research and development personnel. The increase in headcount is in part due to the acquisition of Corvisa LLC.

Sales and marketing

Sales and marketing expenses increased by $1.6 million, or 5%, in the three months ended September 30, 2016 as compared to the same period in the prior year. This increase in sales and marketing expenses was primarily due to an increase in demand generation, partner commissions and promotional activities of $1.0 million and an increase in personnel related costs including severance, benefits, bonus and commissions of $0.7 million.

General and administrative

General and administrative expenses increased by $0.3 million, or 3%, in the three months ended September 30, 2016 as compared to the same period in the prior year. This increase in general and administrative expenses was primarily due to an increase in personnel related costs including benefits and bonus of $1.4 million, partially offset by a decrease in professional services of $1.0 million.

Settlements and defense fees

Settlements and defense fees for the three months ended September 30, 2016 was comprised of a reversal of $0.1 million related to tax amounts accrued on the amount recorded in fiscal 2015 related to final settlement of the Internal Revenue Service proposed withholding tax adjustment for the 2008 through 2012 tax years.

Other income (expense), net

	Three Months Ended September 30,
	2016	2015	Change $	Change %
(in thousands, except percentages)
Interest expense	$(117)	$(124)	$(7)	(6%)
Interest income and other (expense), net	(133)	(576)	(443)	(77%)

Interest expense

Interest expense remained consistent at $0.1 million for both the three months ended September 30, 2016 and 2015.

Index
Interest income and other (expense), net

Interest income and other (expense), decreased by $0.4 million in the three months ended September 30, 2016 as compared to the same period in the prior year primarily due to amortization expenses that occurred in the three months ended September 30, 2015 with no such expenses during the three months ended September 30, 2016.

Provision for income tax

	Three Months Ended September 30,
	2016	2015	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$124	$403	$(279)	(69%)

Provision for income tax

The provision for income taxes for the three months ended September 30, 2016 was primarily related to state and foreign income tax expense. The provision for income taxes for the three months ended September 30, 2015 was primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	September 30, 2016	June 30, 2016	Increase/ (Decrease)
Cash and cash equivalents	$54,284	$61,726	$(7,442)
Short-term investments	49,242	46,433	2,809
Total	$103,526	$108,159	$(4,633)

As of September 30, 2016, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $103.5 million, accounts receivable of $24.2 million and the balance of $54.0 million available for borrowing under our Credit Facility.

On October 22, 2014, we entered into an Amended and Restated Credit Agreement which was further amended on December 1, 2014 and August 5, 2015 (“Credit Facility”) which provides for a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The Credit Facility amended and restated the prior credit facility. The Credit Facility matures on October 22, 2019 and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility are available for future borrowings.

The borrowings under the Credit Facility accrue interest (at our election) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on our consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon our consolidated EBITDA. We also pay annual commitment fees during the term of the Credit Facility which varies depending on our consolidated EBITDA. The Credit Facility is secured by substantially all of our assets.

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires us to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. As of September 30, 2016, we were in compliance with all such covenants and no amounts were outstanding under the Credit Facility.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Three Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$(1,138)	$19,566
Net cash used in investing activities	(6,157)	(5,119)
Net cash used in financing activities	(147)	(77)
Net increase (decrease) in cash and cash equivalents	$(7,442)	$14,370

Cash flows from operating activities

Net loss during the three months ended September 30, 2016 and net income during the three months ended September 30, 2015 included non-cash charges of $3.2 million and $2.8 million in stock-based compensation expense, respectively, and depreciation and amortization of $5.4 million and $4.8 million, respectively.

Cash used in operating activities of $1.1 million during the three months ended September 30, 2016 reflects net changes in operating assets and liabilities which used $4.6 million of cash consisting primarily of a decrease in accrued liabilities and other of $5.3 million, a decrease in accrued employee compensation of $4.4 million, an increase in inventory of $3.0 million and an increase in prepaid expense and other current assets of $2.0 million. These cash outflows were partially offset by a decrease in accounts receivable of $8.7 million, an increase in accounts payable of $1.3 million and an increase in accrued taxes and surcharges of $0.5 million.

Cash provided by operating activities of $19.6 million during the three months ended September 30, 2015 reflects net changes in operating assets and liabilities, which provided $9.7 million of cash consisting primarily of a decrease in accounts receivable of $7.9 million, an increase in deferred revenue of $2.9 million, a decrease in inventory of $1.7 million and an increase in accrued liabilities and other of $0.7 million. These cash inflows were partially offset by a decrease in accrued taxes and surcharges of $1.4 million, a decrease in accounts payable of $1.1 million and a decrease in accrued employee compensation of $0.7 million.

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

Net cash used in investing activities was $6.1 million during the three months ended September 30, 2016 primarily related to the purchase of short-term investments of $8.8 million, the purchase of property and equipment of $3.2 million, offset by $5.9 million in proceeds from maturities of our short-term investments.

Index
Net cash used in investing activities was $5.1 million during the three months ended September 30, 2015 primarily related to the purchase of short-term investments of $4.2 million, the purchase of property and equipment of $3.5 million, offset by $2.6 million in proceeds from maturities of our short-term investments.

Cash flows from financing activities

Net cash used in financing activities was $0.1 million for the three months ended September 30, 2016 primarily related to the receipt of $1.1 million from the issuance of common stock under various employee benefit plans offset by the payment of $1.2 million associated with employee tax obligations on the vesting of restricted stock units.

Net cash used in financing activities was $0.1 million for the three months ended September 30, 2015 primarily related to the receipt of $0.9 million from the issuance of common stock under various employee benefit plans offset by the payment of $1.0 million associated with employee tax obligations on the vesting of restricted stock units.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2016 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than	1-3 Years	3-5 Years	Thereafter
(In thousands)		1 Year
Operating lease obligations	$25,551	$7,595	$11,525	$6,196	$235
Line of credit	-	-	-	-	-
Non-cancellable purchase commitments (inventory and software licenses)	16,721	16,431	284	6	-
Outstanding letters of credit	635	635	-	-	-
Total	$42,907	$24,661	$11,809	$6,202	$235

In addition to our contractual obligations noted above, we have a contractual obligation related to unrecognized tax benefits of approximately $6.5 million as of September 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in the Australian dollar, British pound, Canadian dollar and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of September 30, 2016, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.5 million.

We do not have any material changes in the market risk and the interest rate risk disclosure included in the “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

There were no material changes in our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In May 2016, the Board of Directors authorized us to repurchase up to $20.0 million of the Company's common stock from time to time at the discretion of our management. This stock repurchase authorization has no expiration date.

During the three months ended September 30, 2016, we did not repurchase any common stock. As of September 30, 2016, we had a remaining authorization of $19.2 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity, general market and business conditions and timing of purchases under our trading plan pursuant to Rule 10b5-1, over which we have no control.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2016

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