Form 10-Q
period 2016-12-31
ShoreTel Inc
filed 2017-02-03
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 26, 2017, 68,195,101 shares of the registrant’s common stock were outstanding.

Index
SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended December 31, 2016

Index
PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$54,444	$61,726
Short-term investments	49,148	46,433
Accounts receivable, net of allowances of $630 and $678 as of December 31, 2016 and June 30, 2016, respectively	25,698	32,902
Inventories	15,765	12,488
Prepaid expenses and other current assets	11,308	13,420
Total current assets	156,363	166,969

Property and equipment, net	20,819	21,551
Goodwill	129,449	129,449
Intangible assets, net	14,635	18,788
Other assets	5,688	5,581
Total assets	$326,954	$342,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,835	$14,932
Accrued liabilities and other	13,767	20,397
Accrued employee compensation	14,185	18,925
Accrued taxes and surcharges	4,096	3,917
Deferred revenue	56,929	56,765
Total current liabilities	103,812	114,936

Long-term deferred revenue	20,505	20,940
Other long-term liabilities	3,373	3,733
Total liabilities	127,690	139,609
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; 68,571 shares issued and 68,105 shares outstanding as of Demember 31, 2016 and 67,517 shares issued and 67,391 shares outstanding as of June 30, 2016	387,357	379,871
Treasury stock, at cost	(3,117)	(819)
Accumulated other comprehensive income (loss)	(70)	36
Accumulated deficit	(184,906)	(176,359)
Total stockholders’ equity	199,264	202,729
Total liabilities and stockholders’ equity	$326,954	$342,338

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Product	$32,280	$41,048	$64,129	$82,581
Hosted and related services	36,694	30,484	72,316	59,886
Support and services	19,060	18,899	37,863	37,989
Total revenue	88,034	90,431	174,308	180,456
Cost of revenue:
Product	10,803	13,692	20,992	27,173
Hosted and related services	17,689	14,119	34,792	27,946
Support and services	4,038	4,735	8,697	9,440
Total cost of revenue	32,530	32,546	64,481	64,559
Gross profit	55,504	57,885	109,827	115,897
Operating expenses:
Research and development	16,082	13,793	32,773	27,630
Sales and marketing	30,648	30,272	63,137	61,115
General and administrative	11,111	9,703	21,562	19,818
Acquisition related costs	-	534	-	534
Settlements and defense fees	40	-	(11)	-
Total operating expenses	57,881	54,302	117,461	109,097
Income (loss) from operations	(2,377)	3,583	(7,634)	6,800
Other income (expense):
Interest expense	(111)	(115)	(228)	(238)
Interest income and other (expense), net	(193)	(560)	(326)	(1,137)
Total other expense	(304)	(675)	(554)	(1,375)
Income (loss) before provision for income taxes	(2,681)	2,908	(8,188)	5,425
Provision for income taxes	235	363	359	766
Net income (loss)	$(2,916)	$2,545	$(8,547)	$4,659
Net income (loss) per share - basic	$(0.04)	$0.04	$(0.13)	$0.07
Net income (loss) per share - diluted	$(0.04)	$0.04	$(0.13)	$0.07
Shares used in computing net income (loss) per share - basic	68,044	66,184	67,826	65,725
Shares used in computing net income (loss) per share - diluted	68,044	68,074	67,826	67,471

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Net income (loss)	$(2,916)	$2,545	$(8,547)	$4,659
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments	(64)	(20)	(106)	(25)
Other comprehensive loss	(64)	(20)	(106)	(25)

Comprehensive income (loss)	$(2,980)	$2,525	$(8,653)	$4,634

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,547)	$4,659
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,857	9,769
Stock-based compensation expense	5,493	4,932
Amortization of premium on investments	193	70
Loss on disposal of property and equipment	20	-
Provision for doubtful accounts receivable	67	102
Changes in assets and liabilities, net of the effect of business acquisitions:
Accounts receivable	7,137	7,815
Inventories	(3,294)	1,010
Prepaid expenses and other current assets	2,112	1,548
Other assets	(128)	(76)
Accounts payable	(519)	(2,175)
Accrued liabilities and other	(6,514)	(1,844)
Accrued employee compensation	(4,740)	1,217
Accrued taxes and surcharges	179	(5,608)
Deferred revenue	(271)	1,791
Net cash provided by operating activities	2,045	23,210

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(5,994)	(5,736)
Purchases of investments	(15,618)	(7,776)
Proceeds from sales/maturities of investments	12,604	5,686
Cost of acquisition of businesses, net of cash acquired	-	(5,886)
Net cash used in investing activities	(9,008)	(13,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,342	6,352
Taxes paid related to net share settlement of vested and released restricted stock units	(1,349)	(1,083)
Repurchases of common stock	(2,298)	-
Payments made under capital leases	(14)	(24)
Net cash provided by (used in) financing activities	(319)	5,245

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,282)	14,743
CASH AND CASH EQUIVALENTS - Beginning of period	61,726	82,162
CASH AND CASH EQUIVALENTS - End of period	$54,444	$96,905

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$9	$14
Cash paid for taxes	$514	$804

NONCASH INVESTING AND FINANCING ACTIVITIES:

Unpaid portion of property and equipment purchases included in period-end accruals	$864	$211

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business

ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (“the Company”) provides businesses with communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies, that make interactions simple. The Company focuses on the small and medium sized businesses seeking Unified Communications (“UC”) solutions in the cloud, onsite or a hybrid of both, giving customers the freedom to choose the best fit for their business needs now and in the future.

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of December 31, 2016, and for the three and six months ended December 31, 2016 and 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares used in the basic income (loss) per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 5.9 million weighted shares and 4.9 million weighted shares were not included in the computation of diluted net loss per share for the three and six months ended December 31, 2016, respectively, because such securities were anti-dilutive. Dilutive securities of 1.9 million weighted shares and 2.2 million weighted shares were not included in the computation of diluted net income per share for the three and six months ended December 31, 2015, respectively because such securities were anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of December 31, 2016, all of the Company’s cash, cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 26% of total accounts receivable at December 31, 2016. At June 30, 2016 the same value-added distributor accounted for 42% of the total accounts receivable.

Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Index
Recent Accounting Pronouncements

Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-9 Revenue from Contracts with Customers (Topic 606) - an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The effective date of the new standard was deferred by one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. From March through December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606):Identifying Performance Obligations and Licensing, ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of Topic 606. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. ASU No. 2014-9 may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company continues evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2019. Early adoption is permitted in annual financial reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of the additional provisions in this accounting guidance may have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual financial reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance.

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

Purchase Price Allocation

The total purchase price was allocated to Corvisa’s net tangible and identifiable intangible assets based on their estimated fair values as of January 6, 2016 as set forth below. The following is the purchase price allocation (in thousands):

	(in thousands)	Estimated useful lives (in years)
Cash acquired	$227
Other current assets	933
Intangible assets:
Existing technology	3,400	5
Customer relationships	100	3
Favorable leases	178	6
Goodwill	1,489
Other long-term assets	3,301
Other liabilities assumed	(966)
	$8,662

Index
4. Balance Sheet Details

Balance sheet components consist of the following:

	December 31,	June 30,
	2016	2016
	(in thousands)
Inventories:
Raw materials	$57	$57
Distributor inventory	1,138	1,677
Finished goods	14,570	10,754
Total inventories	$15,765	$12,488

Property and equipment:
Computer equipment and tooling	$34,909	$33,739
Computer rental equipment	20,358	17,194
Software	7,771	7,328
Furniture and fixtures	3,805	3,880
Leasehold improvements and others	9,698	8,836
Total property and equipment	76,541	70,977
Less accumulated depreciation and amortization	(55,722)	(49,426)
Property and equipment, net	$20,819	$21,551

Deferred revenue:
Product	$3,763	$5,433
Support and services	59,953	59,465
Hosted and related services	13,718	12,807
Total deferred revenue	$77,434	$77,705

Depreciation expense for the three months ended December 31, 2016 and 2015 was $3.4 million and $2.8 million, respectively. Depreciation expense for the six months ended December 31, 2016 and 2015 was $6.6 million and $5.7 million, respectively.

Intangible Assets:

Intangible assets consist of the following (in thousands):

	December 31, 2016			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$4,446	$(4,027)	$419	$4,446	$(3,919)	$527
Technology	31,434	(25,763)	5,671	31,434	(23,523)	7,911
Customer relationships	24,700	(16,303)	8,397	24,700	(14,513)	10,187
Intangible assets in process and other	178	(30)	148	178	(15)	163
Intangible assets	$60,758	$(46,123)	$14,635	$60,758	$(41,970)	$18,788

The intangible assets that are amortizable have estimated useful lives of two to eight years.

Index
Amortization of intangible assets for the three months ended December 31, 2016 and 2015 was $2.1 million and $2.0 million, respectively. Amortization of intangible assets for the six months ended December 31, 2016 and 2015 was $4.2 million and $3.9 million, respectively.

The estimated amortization expenses for intangible assets as of December 31, 2016 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2017 (remaining 6 months)	$3,355
2018	5,513
2019	4,010
2020	1,267
2021	477
Thereafter	13
Total	$14,635

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$20,002	$-	$(37)	$19,965
U.S. Government agency securities	29,216	-	(33)	29,183
Total short-term investments	$49,218	$-	$(70)	$49,148

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$26,359	$9	$(5)	$26,363
U.S. Government agency securities	20,038	32	-	20,070
Total short-term investments	$46,397	$41	$(5)	$46,433

Index
The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	December 31, 2016
	Amortized Cost	Fair Value

Less than 1 year	$35,041	$35,008
Due in 1 to 3 years	14,177	14,140
Total	$49,218	$49,148

	June 30, 2016
	Amortized Cost	Fair Value

Less than 1 year	$28,107	$28,114
Due in 1 to 3 years	18,290	18,319
Total	$46,397	$46,433

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

Index
The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$831	$831	$-	$-
Short-term investments:
Corporate notes and commercial paper	19,965	-	19,965	-
U.S. Government agency securities	29,183	-	29,183	-
Total assets measured and recorded at fair value	$49,979	$831	$49,148	$-

The above table excludes $53.6 million of cash balances on deposit at banks.

	June 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$3,533	$3,533	$-	$-
Short-term investments:
Corporate notes and commercial paper	26,363	-	26,363	-
U.S. Government agency securities	20,070	-	20,070	-
Total assets measured and recorded at fair value	$49,966	$3,533	$46,433	$-

The above table excludes $58.2 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include U.S. government agency securities, corporate notes and commercial paper. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during the three and six months ended December 31, 2016 and 2015. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment during the three and six months ended December 31, 2016 and 2015 that required a nonrecurring fair value analysis to be performed on non-financial assets.

Index
6. Line of Credit

On October 22, 2014 the Company entered into an Amended and Restated Credit Agreement which was further amended on December 1, 2014 and again on August 5, 2015 (“Credit Facility”). This Credit Facility replaces the Company’s previous credit facility. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The Credit Facility matures on October 22, 2019 and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility are available for future borrowings.  The borrowings under the Credit Facility accrue interest (at the election of the Company) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays annual commitment fees during the term of the Credit Facility which varies depending on the Company’s consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. As of December 31, 2016, the Company had $40.1 million available for borrowing under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of December 31, 2016.

As of December 31, 2016, no amounts were outstanding under the Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the Credit Facility.

7. Income Taxes

The Company recorded an income tax provision of $0.2 million and $0.4 million for the three months ended December 31, 2016 and 2015, respectively, and $0.4 million and $0.8 million for the six months ended December 31, 2016 and 2015, respectively. The income tax provision is primarily comprised of state taxes and foreign income taxes. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.  The Company’s resulting effective tax rate differs from the applicable statutory rate primarily due to the valuation allowance against its deferred tax assets in select jurisdictions.

The Company maintains liabilities for uncertain tax positions. As of December 31, 2016 and June 30, 2016, the total amount of unrecognized tax benefits was $6.7 million and $6.3 million, respectively. Of the total of $6.7 million of unrecognized tax benefit as of December 31, 2016, $0.2 million, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s current position. Accordingly, the Company’s provisions for federal, state, and foreign tax related matters to be recorded in the future may change as revised estimates are made or as the underlying matters are settled or otherwise resolved.

The Company’s primary tax jurisdiction is in the United States. For federal and state tax purposes, the tax years 2002 through 2015 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

8. Common Stock

Common Shares Reserved for Issuance

At December 31, 2016, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	4,030
Reserved under employee stock purchase plan	3,500
Total	7,530

Index
9. Stock-Based Compensation

The following table shows total non-cash stock-based compensation expense included in the accompanying condensed consolidated statements of operation for the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Cost of product revenue	$9	$12	$34	$41
Cost of hosted and related services revenue	52	283	137	667
Cost of support and services revenue	88	135	214	347
Research and development	512	433	1,188	920
Sales and marketing	663	569	1,622	1,431
General and administrative	962	728	2,298	1,526
Total	$2,286	$2,160	$5,493	$4,932

The Company estimated the grant date fair value of stock option awards and purchase rights under the 2007 Employee Stock Purchase Plan (“2007 ESPP”) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Expected life from grant date of option (in years)	5.16	5.09	5.15 - 5.16	5.09 - 5.13
Expected life from grant date of ESPP (in years)	0.50	0.50	0.50	0.50
Risk free interest rate for options	1.61%	1.59%	1.13% - 1.61%	1.55% - 1.59%
Risk free interest rate for ESPP	0.40%	0.41%	0.40%	0.14% - 0.41%
Expected volatility for options	42%	47%	42% - 45%	47% - 48%
Expected volatility for ESPP	37%	29%	37%	29% - 35%
Expected dividend yield	0%	0%	0%	0%

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of December 31, 2016, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $11.4 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.9 years.

Index
10. Stock Option Plan

Transactions under the Company’s equity incentive plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2016	6,268	$6.31
Options granted (weighted average fair value $3.25 per share)	1,416	7.98
Options exercised	(296)	4.83
Options cancelled/forfeited	(309)	6.87
Balance at December 31, 2016	7,079	$6.69	7.05	$6,303
Vested and expected to vest at December 31, 2016	5,962	$6.51	6.67	$6,177
Options exercisable at December 31, 2016	3,917	$6.09	5.60	$5,575

The total pre-tax intrinsic value for options exercised during the three months ended December 31, 2016 and 2015 was $0.1 million and $2.9 million, respectively, and $0.9 million and $3.4 million for the six months ended December 31, 2016 and 2015, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

11. Employee Stock Purchase Plan

On November 9, 2016, the 2016 Employee Stock Purchase Plan (“2016 ESPP”) was approved by stockholders. The 2016 ESPP is the successor to the 2007 Employee Stock Purchase Plan (“2007 ESPP”) which terminated automatically in October 2016. A total of 3.5 million shares of the Company’s common stock were reserved for issuance under the 2016 ESPP. The 2016 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions. Offering periods are six-months long commencing on May 1st and November 1st, each year, and employees are able to purchase shares of the Company’s common stock at a purchase price of the lower of 85% of the fair market value of the Company’s common stock on the first day of an offering period or on the purchase date (the last day of the applicable offering period).

The terms of the 2007 ESPP were substantially the same as the terms of the 2016 ESPP as explained in the paragraph above.

12. Restricted Stock

Under the Company’s equity incentive plan, during the six months ended December 31, 2015 the Company issued fully vested restricted stock awards (“RSAs”) to certain non-employee directors electing to receive them in lieu of an annual cash retainer. In addition, restricted stock units (“RSUs”) can be issued to eligible employees.

Index
RSA and RSU activity for the six months ended December 31, 2016 and 2015 is as follows (in thousands):

	Six Months Ended December 31,
	2016	2015
Beginning outstanding	1,927	1,452
Awarded	1,145	970
Released	(552)	(479)
Forfeited	(184)	(111)
Ending outstanding	2,336	1,832

Information regarding RSAs and RSUs outstanding at December 31, 2016 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	2,336	1.75	$16,703
Shares expected to vest	1,363	1.41	$9,746

 13. Treasury Stock

In May 2016, the board of directors authorized the repurchase of up to $20.0 million of the Company's common stock from time to time at the discretion of the Company’s management. The stock repurchase authorization has no expiration date.

Under this program, the Company may repurchase shares in the open market and through privately negotiated transactions. Repurchases are funded with cash and cash generated from operations. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. The Company accounts for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet.

A summary of the approved and active share buyback program is shown in the following table (in thousands, excluding transaction costs):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In thousands, except per share amounts)
Balance as of July 1, 2016				$19,181
Repurchase of common stock	339	$6.77	$2,298	(2,298)
Balance as of December 31, 2016				$16,883

There were no share repurchases in the three or six months ended December 31, 2015.

There were no retirements of treasury stock during the three or six months ended December 31, 2016 and 2015.

14. Litigation, Commitments, Contingencies and Leases

Litigation — As of December 31, 2016, the Company was involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Index
Contingencies — During fiscal 2015 the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) resulting from a withholding tax audit of payments made to non-U.S. vendors during calendar years 2008 through 2012.  The NOPA asserts a liability for under-withheld taxes of approximately $2.0 million, plus related penalties and estimated interest of approximately $1.3 million. In connection with the asserted NOPA, the Company accrued $1.1 million for the liability during fiscal 2015, accrued an additional $0.1 million during fiscal 2016 and released $11,000 due to final settlement of this matter for $1.2 million during the six months ended December 31, 2016.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through fiscal 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable operating leases as of December 31, 2016, are as follows (in thousands):

Years Ending June 30,	Operating Leases
2017 (remaining 6 months)	$3,800
2018	6,745
2019	5,284
2020	3,872
2021	2,098
Therafter	2,194
Total minimum lease payments	$23,993

Minimum lease payments have not been reduced by minimum sublease rentals of $1.7 million due in the future under a noncancelable sublease.

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on December 31, 2016.

Rent expense for the three months ended December 31, 2016 and 2015 was $1.4 million and $1.3 million, respectively. Rent expense for the six months ended December 31, 2016 and 2015 was $2.9 million and $2.5 million, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $9.8 million as of December 31, 2016 and $15.4 million as of June 30, 2016.

Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of December 31, 2016.

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

15. Segment Information

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

Index
Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
United States of America	$79,888	$82,711	$159,468	$165,382
International	8,146	7,720	14,840	15,074
Total	$88,034	$90,431	$174,308	$180,456

Revenue from one value-added distributor accounted for approximately 23% and 26% of the total revenue during the three months ended December 31, 2016 and 2015, respectively, and 24% and 26% of the total revenue during the six months ended December 31, 2016 and 2015, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region; furthermore, the Company does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	December 31, 2016	June 30, 2016
United States of America	$19,608	$20,323
International	1,211	1,228
Total	$20,819	$21,551

16. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three and six months ended December 31, 2016, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. These derivatives have maturities of approximately one month. The foreign exchange forward contracts outstanding as of December 31, 2016 were entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates; the change in the fair value is not material and is not reflected either as an asset or a liability.

Index
The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of December 31, 2016 and June 30, 2016 (in thousands):

	December 31, 2016
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$830	$590
British pound	£1,390	1,698
Canadian dollar	$1,980	1,457
Euro	€1,230	1,282
Total		$5,027

	June 30, 2016
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,800	$1,316
British pound	£830	1,088
Canadian dollar	$940	718
Euro	€1,500	1,650
Total		$4,772

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ShoreTel provides business with communication solutions that make interactions simple. We focus on the small and medium sized businesses seeking Unified Communications (“UC”) solutions in the cloud, onsite or a hybrid of both, giving customers the freedom to choose the best fit for their business needs now and in the future.

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

We believe our solutions address changes in the UC industry being driven by both technological advances and new workplace trends. We believe some of the current factors affecting the UC industry include: the shift to consuming communications from the cloud, addressing an increasingly mobile workforce, the ongoing need for collaboration, a desire for multiple forms of communication and a need to integrate communications into workflows and applications. Our solutions are sold through our extensive network of over 1,100 authorized resellers and value-added distributors throughout the world served either by national distributors or by ShoreTel directly.

We were originally incorporated in California in September 1996 and reincorporated in Delaware in 2007. ShoreTel is based in Sunnyvale, California, and has regional offices in North America, Europe, Asia and Australia. Additionally, our cloud-based services are provided from multiple data centers located in the United States, the United Kingdom and Australia. While most of our customers are located in the United States, our international sales have been relatively consistent, accounting for approximately 9% of our total revenue for both the three months ended December 31, 2016 and 2015, and 9% and 8% for the six months ended December 31, 2016 and 2015, respectively. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

Index
Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at December 31, 2016 was $77.4 million, of which $56.9 million is expected to be recognized within one year.

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

Gross margin for hosted and related services is affected primarily by the reselling of broadband circuits to customers, employee-related expense, data communication cost, data center costs, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in hosted and related services revenue, the gross margins may reflect improvement due to economies of scale, synergies and other cost reductions in our service delivery model.

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

Average revenue per user. We calculate the average monthly service revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly revenue per customer divided by the average number of seats per customer. The average monthly revenue per customer is calculated as the monthly service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication broadband circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU was approximately $48 and $52 for the three months ended December, 2016 and 2015, respectively.

Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services for the three months ended December 31, 2016 was approximately 5% as compared to 6% for the three months ended December 31, 2015.

Index
Basis of Presentation

Revenue. We derive our revenue from sales of our hosted and premise IP telecommunications systems and related support and services.

Product revenue. Product revenue consists of sales of our business communication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 37% and 45% of our total revenue for the three months ended December 31, 2016 and 2015, respectively and 37% and 46% of our total revenue for the six months ended December 31, 2016 and 2015, respectively. Product revenue may continue to decline in future periods as we continue to focus a greater amount of our sales and marketing efforts to expand our hosted and related services revenue.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, regulatory and telecommunications fees, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers enter into one to three-year service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 42% and 34% of our total revenue for the three months ended December 31, 2016 and 2015, respectively, and 41% and 33% of our total revenue for the six months ended December 31, 2015 and 2014, respectively. We expect that hosted and related services revenue will continue to increase as a percentage of total revenue.

Support and services revenue. Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and premise-based installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 21% of our total revenue for both the three months ended December 31, 2016 and 2015, and 22% and 21% of our total revenue for the six months ended December 31, 2016 and 2015, respectively.

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

Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We have capitalized development costs incurred from determination of technological feasibility through general release of the product to customers, although capitalized development costs historically have not been significant. We are devoting substantial resources to the development of additional functionality of our solutions and the ongoing development of new product technologies and related software applications to support this solution. We intend to continue to make investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position.

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

Index
Acquisition related costs. Acquisition-related costs relate to legal, accounting, consulting, investment banker and other costs directly related acquisitions

Settlements and defense fees. Settlements and defense fees relate to one-time charges related to probable and estimable settlement amounts and professional fees incurred in connection with an unsolicited acquisition proposal.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income and telecom taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the accounting for income and telecom taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and six months ended December 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Index
Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of income (loss) data for the three and six months ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Product	$32,280	$41,048	$64,129	$82,581
Hosted and related services	36,694	30,484	72,316	59,886
Support and services	19,060	18,899	37,863	37,989
Total revenue	88,034	90,431	174,308	180,456
Cost of revenue:
Product	10,803	13,692	20,992	27,173
Hosted and related services	17,689	14,119	34,792	27,946
Support and services	4,038	4,735	8,697	9,440
Total cost of revenue	32,530	32,546	64,481	64,559
Gross profit	55,504	57,885	109,827	115,897
Operating expenses:
Research and development	16,082	13,793	32,773	27,630
Sales and marketing	30,648	30,272	63,137	61,115
General and administrative	11,111	9,703	21,562	19,818
Acquisition related costs	-	534	-	534
Settlements and defense fees	40	-	(11)	-
Total operating expenses	57,881	54,302	117,461	109,097
Income (loss) from operations	(2,377)	3,583	(7,634)	6,800
Other income (expense):
Interest expense	(111)	(115)	(228)	(238)
Interest income and other (expense), net	(193)	(560)	(326)	(1,137)
Total other expense	(304)	(675)	(554)	(1,375)
Income (loss) before provision for income taxes	(2,681)	2,908	(8,188)	5,425
Provision for income taxes	235	363	359	766
Net income (loss)	$(2,916)	$2,545	$(8,547)	$4,659
Net income (loss) per share - basic	$(0.04)	$0.04	$(0.13)	$0.07
Net income (loss) per share - diluted	$(0.04)	$0.04	$(0.13)	$0.07
Shares used in computing net income (loss) per share - basic	68,044	66,184	67,826	65,725
Shares used in computing net income (loss) per share - diluted	68,044	68,074	67,826	67,471

Index
The following table sets forth selected condensed consolidated statements of income (loss) data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Product	37%	45%	37%	46%
Hosted and related services	42%	34%	41%	33%
Support and services	21%	21%	22%	21%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	12%	15%	12%	15%
Hosted and related services	20%	16%	20%	16%
Support and services	5%	5%	5%	5%
Total cost of revenue	37%	36%	37%	36%
Gross profit	63%	64%	63%	64%
Operating expenses:
Research and development	18%	15%	19%	15%
Sales and marketing	35%	33%	36%	34%
General and administrative	13%	11%	12%	11%
Acquisition related costs	-	1%	-	-
Settlements and defense fees	-	-	-	-
Total operating expenses	66%	60%	67%	60%
Income (loss) from operations	(3%)	4%	(4%)	4%
Other income (expense):
Interest expense	-	-	-	-
Interest income and other (expense), net	-	(1%)	(1%)	(1%)
Total other expense	-	(1%)	(1%)	(1%)
Income (loss) before provision for income taxes	(3%)	3%	(5%)	3%
Provision for income taxes	-	-	-	-
Net income (loss)	(3%)	3%	(5%)	3%

Comparison of the three and six months ended December 31, 2016 and December 31, 2015

Revenue

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
(in thousands, except percentages)
Product revenue	$32,280	$41,048	$(8,768)	(21%)	$64,129	$82,581	$(18,452)	(22%)
Hosted and related services revenue	36,694	30,484	6,210	20%	72,316	59,886	12,430	21%
Support and services revenue	19,060	18,899	161	1%	37,863	37,989	(126)	-
Total revenue	$88,034	$90,431	$(2,397)	(3%)	$174,308	$180,456	$(6,148)	(3%)

Total revenue decreased by $2.4 million, or 3%, and by $6.2 million, or 3%, during the three and six months ended December 31, 2016, respectively, as compared to the same period in the prior year primarily related to a decrease in product revenue, partially offset by an increase in hosted and related services revenue. This is primarily due to a shift in our strategic focus from driving growth in product revenue to driving growth in hosted and related services revenue, which is a response to our belief in a shift in the Unified Communications industry from on premise solutions to cloud-based solutions. This shift in focus is reflected in the decrease in product revenue and increase in hosted and related services revenue during the three and six months ended December 31, 2016.

Index
Product revenue

Product revenue decreased by $8.8 million, or 21%, and $18.5 million, or 22%, during the three and six months ended December 31, 2016, respectively, as compared to the same period in the prior year primarily due to the decline in sales volume resulting from our shift in strategic focus from driving growth in product revenue to driving growth in hosted and related services revenue. This shift in strategic focus has caused us to experience a decrease in sales in all product lines. During the three months ended December 31, 2016, the decrease in product revenue was primarily due to a $5.2 million decrease in software license sales, a $2.0 million decrease in switch sales and a $1.3 million decrease in phone sales. During the six months ended December 31, 2016, the decrease in product revenue was primarily due to a $10.0 million decrease in software license sales, a $4.1 million decrease in phone sales and a $3.9 million decrease in switch sales. Product revenue may continue to decline in future periods as we continue to focus a greater amount of our sales and marketing efforts to expand our hosted and related services revenue.

Hosted and related services revenue

Hosted and related services revenue increased by $6.2 million, or 20%, and by $12.4 million, or 21%, in the three and six months ended December 31, 2016, respectively, as compared to the same periods in the prior year. As a result of our shift in our strategic focus from driving growth in product revenue to driving growth in hosted and related services revenue, we have experienced both continued growth in our hosted customer base and the use of additional services by existing customers resulting in increased hosted and related services revenue in both the three and six months ended December 31, 2016. During the three months ended December 31, 2016 the increase in hosted and related services revenue was primarily due to an increase of $4.1 million in sales to existing customers as well as an increase of $2.3 million in sales to new customers. During the six months ended December 31, 2016 the increase in hosted and related services revenue was primarily due to an increase of $6.2 million in sales to existing customers as well as an increase of $5.5 million in sales to new customers.

Support and services revenue

Support and services revenue remained relatively consistent at $19.1 million for the three months ended December 31, 2016 as compared to $18.9 million for the three months ended December 31, 2015.

Support and services revenue remained relatively consistent at $37.9 million for the six months ended December 31, 2016 as compared to $38.0 million for the six months ended December 31, 2015.

Index
Cost of revenue and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
(in thousands, except percentages)
Product cost of revenue	$10,803	$13,692	$(2,889)	(21%)	$20,992	$27,173	$(6,181)	(23%)
Hosted and related services cost of revenue	17,689	14,119	3,570	25%	34,792	27,946	6,846	24%
Support and services cost of revenue	4,038	4,735	(697)	(15%)	8,697	9,440	(743)	(8%)
Total cost of revenue	$32,530	$32,546	$(16)	-	$64,481	$64,559	$(78)	-

Product gross profit	$21,477	$27,356	$(5,879)	(21%)	$43,137	$55,408	$(12,271)	(22%)
Hosted and related services gross profit	19,005	16,365	2,640	16%	37,524	31,940	5,584	17%
Support and services gross profit	15,022	14,164	858	6%	29,166	28,549	617	2%
Total gross profit	$55,504	$57,885	$(2,381)	(4%)	$109,827	$115,897	$(6,070)	(5%)

	Three Months Ended December 31,			Six Months Ended December 31,
	2016	2015	Net Change	2016	2015	Net Change
Product gross margin	67%	67%	-	67%	67%	-
Hosted and related services gross margin	52%	54%	(2%)	52%	53%	(1%)
Support and services gross margin	79%	75%	4%	77%	75%	2%
Total gross margin	63%	64%	(1%)	63%	64%	(1%)

The overall gross margin was 63% for the three months ended December 31, 2016 compared to 64% for the same period in the prior year.

The overall gross margin was 63% for the six months ended December 31, 2016 compared to 64% for the same period in the prior year.

Product gross margin

Product gross margin remained consistent at 67% for the three and six months ended December 31, 2016 and 2015.

Hosted and related services gross margin

Hosted and related service gross margin decreased by 2 percentage points and 1 percentage point in the three and six months ended December 31, 2016, respectively, as compared to the same periods in the prior year. These decreases were primarily due to the release of $1.2 million and $2.0 million in the three and six months ended December 31, 2015, respectively, related to certain previously accrued taxes and surcharges as a result of favorable resolutions and expiration of the statute of limitations in those jurisdictions, with a corresponding release of $0.3 million in both the three and six months ended December 31, 2016.

Support and services gross margin

Support and services gross margins increased by 4 percentage points and 2 percentage points in the three and six months ended December 31, 2016, respectively, as compared to the same periods in the prior year. These increases were driven by operational improvements which allowed lower personnel costs to support a larger customer base.

Index
Operating expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
(in thousands, except percentages)
Research and development	$16,082	$13,793	$2,289	17%	$32,773	$27,630	$5,143	19%
Sales and marketing	30,648	30,272	376	1%	63,137	61,115	2,022	3%
General and administration	11,111	9,703	1,408	15%	21,562	19,818	1,744	9%
Acquisition related costs	-	534	(534)	(100%)	-	534	(534)	(100%)
Settlements and defense fees	40	-	40	N/A	(11)	-	(11)	N/A

Research and development

Research and development expenses increased by $2.3 million, or 17%, for the three months ended December 31, 2016 as compared to the same period in the prior year, primarily due to an increase in personnel related costs, including benefits and bonus, of $1.7 million. This increase was primarily related to an increase in headcount of research and development personnel. The increase in headcount was in part due to the acquisition of Corvisa LLC in January 2016.

Research and development expenses increased by $5.1 million, or 19%, for the six months ended December 31, 2016 as compared to the same period in the prior year, primarily due to an increase in personnel related costs, including benefits and bonus, of $4.2 million and an increase in the allocation of corporate expenses of $0.5 million. These increases were primarily related to an increase in headcount of research and development personnel. The increase in headcount was in part due to the acquisition of Corvisa LLC in January 2016.

Sales and marketing

Sales and marketing expenses increased by $0.4 million, or 1%, for the three months ended December 31, 2016 as compared to the same period in the prior year, primarily due to an increase of $1.9 million in expenses associated with trade shows and hosting our partner conference during the three months ended December 31, 2016, which did not take place in the same period in the prior year. This increase was partially offset by a decrease in sales commissions of $1.1 million resulting from lower attainment of performance targets.

Sales and marketing expenses increased by $2.0 million, or 3%, for the six months ended December 31 2016 as compared to the same period in the prior year, primarily due to an increase of $1.9 million in expenses associated with trade shows and hosting our partner conference in the three months ended December 31, 2016, which did not take place in the same period in the prior year, an increase in partner commissions of $0.8 million resulting from growth in our hosted sales and an increase in severance costs of $0.8 million related to our organizational realignment during the three months ended September 30, 2016. These increases were partially offset by a decrease in sales commissions of $1.3 million resulting from lower attainment of performance targets.

General and administrative

General and administrative expenses increased by $1.4 million, or 15%, for the three months ended December 31, 2016 as compared to the same period in the prior year, primarily due an increase in consulting and professional services of $1.1 million principally due to strategic alternatives review costs and an increase in personnel related costs, including benefits and bonus, of $0.6 million due to an increase in headcount.

General and administrative expenses increased by $1.7 million, or 9%, for the six months ended December 31, 2016 as compared to the same period in the prior year, primarily due to an increase in personnel related costs, including benefits and bonus, of $2.0 million due to an increase in headcount.

Acquisition related costs

The acquisition related costs of $0.5 million in the three and six months ended December 31, 2015 primarily consist of direct costs incurred by the Company related to the acquisition of M5 Networks Australia Pty Ltd (“M5 Australia”) and Corvisa LLC. There were no corresponding charges for the three and six months ended December 31, 2016.

Index
Settlements and defense fees

Settlements and defense fees for the three months ended December 31, 2016 was comprised of $40,000 in additional interest and certain penalties associated with the final settlement with the Internal Revenue Service (“IRS”) regarding the proposed withholding tax adjustment for the 2008 through 2012 tax years.

Settlements and defense fees for the six months ended December 31, 2016 was comprised of a reversal of $0.1 million related to tax amounts accrued on the amount recorded in fiscal 2015 related to final settlement of the IRS proposed withholding tax adjustment for the 2008 through 2012 tax years partially offset by $40,000 in additional interest and certain penalties on the final settlement amount of the IRS proposed withholding tax adjustment.

Other income (expense), net

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
(in thousands, except percentages)
Interest expense	$(111)	$(115)	$(4)	(3%)	$(228)	$(238)	$(10)	(4%)
Interest income and other (expense), net	(193)	(560)	(367)	(66%)	(326)	(1,137)	(811)	(71%)

Interest expense

Interest expense remained consistent at $0.1 million for both the three months ended December, 2016 and 2015.

Interest expense remained consistent at $0.2 million for both the six months ended December, 2016 and 2015.

Interest income and other (expense), net

Interest income and other (expense), decreased by $0.4 million and $0.8 million in the three and six months ended December 31, 2016 as compared to the same period in the prior year primarily due to amortization expenses that occurred in the three and six months ended December 31, 2015 with no such expenses during the three and six months ended December 31, 2016.

Provision for income tax

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
(in thousands, except percentages)
Provision for income tax	$235	$363	$(128)	(35%)	$359	$766	$(407)	(53%)

Provision for income tax

The provision for income taxes for the three and six months ended December 31, 2016 was primarily related to state and foreign income tax expense. The provision for income taxes for the three and six months ended December 31, 2015 was primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.

Index
Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	December 31, 2016	June 30, 2016	Increase/ (Decrease)
Cash and cash equivalents	$54,444	$61,726	$(7,282)
Short-term investments	49,148	46,433	2,715
Total	$103,592	$108,159	$(4,567)

As of December 31, 2016, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $103.6 million, accounts receivable of $25.7 million and the balance of $40.1 million available for borrowing under our Credit Facility.

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

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires us to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. As of December 31, 2016, we were in compliance with all such covenants and no amounts were outstanding under the Credit Facility.

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

Index
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Six Months Ended December 31,
	2016	2015
Net cash provided by operating activities	$2,045	$23,210
Net cash used in investing activities	(9,008)	(13,712)
Net cash provided by (used in) financing activities	(319)	5,245
Net increase (decrease) in cash and cash equivalents	$(7,282)	$14,743

Cash flows from operating activities

Net income (loss) during the six months ended December 31, 2016 and 2015 included non-cash charges of $5.5 million and $4.9 million in stock-based compensation expense, respectively, depreciation and amortization of $10.9 million and $9.8 million, respectively.

Cash provided by operating activities of $2.0 million during the six months ended December 31, 2016 reflects net changes in operating assets and liabilities which used $6.0 million of cash consisting primarily of a decrease in accrued liabilities of $6.5 million, a decrease in accrued employee compensation of $4.7 million, an increase in inventory of $3.3 million and a decrease in accounts payable of $0.5 million. These cash outflows were partially offset by a decrease in accounts receivable of $7.1 million and a decrease in prepaid expenses and other assets of $2.1 million.

Cash provided by operating activities of $23.2 million during the six months ended December 31, 2015 reflects net changes in operating assets and liabilities, exclusive of assets and liabilities assumed from acquisitions, which provided $3.7 million of cash consisting primarily of a decrease in accounts receivable of $7.8 million due to improved collections, a decrease in prepaid expenses and other current assets of $1.5 million, a decrease in inventory of $1.0 million, an increase in deferred revenue of $1.8 million and an increase in accrued employee compensation of $1.2 million. These cash inflows were partially offset by a decrease in accrued taxes and surcharges of $5.6 million, a decrease in accounts payable of $2.2 million and a decrease in accrued liabilities of $1.8 million.

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

Net cash used in investing activities was $9.0 million during the six months ended December 31, 2016 primarily related to the purchase of short-term investments of $15.6 million, the purchase of property and equipment of $6.0 million, offset by $12.6 million in proceeds from maturities of our short-term investments.

Net cash used in investing activities was $13.7 million during the six months ended December 31, 2015 primarily related to the purchase of short-term investments of $7.8 million, $5.9 million for the acquisition of M5 Australia, net of cash acquired, the purchase of property and equipment of $5.7 million, offset by $5.7 million in proceeds from maturities of our short-term investments.

Cash flows from financing activities

Net cash used in financing activities was $0.3 million for the six months ended December 31, 2016 primarily related to the receipt of $3.3 million from the issuance of common stock under various employee benefit plans offset by the payment of $1.3 million associated with employee tax obligations on the vesting of restricted stock units and the repurchase of $2.3 million of common stock.

Net cash provided by financing activities was $5.2 million for the six months ended December 31, 2015. During the six months ended December 31, 2015, we received $6.4 million from the issuance of common stock under various employee benefit plans offset by the payment of $1.1 million associated with employee tax obligations on the vesting of restricted stock units.

Index
Common Stock Repurchases

In May 2016, the board of directors authorized the repurchase of up to $20.0 million of our common stock from time to time at the discretion of our management. This stock repurchase authorization has no expiration date. During the three months ended December 31, 2016, we repurchased approximately 339,000 shares of our common stock at a total cost of $2.3 million. As of December 31, 2016, we had a remaining authorization of $16.9 million for future share repurchases.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2016 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$23,993	$7,465	$10,503	$5,555	$470
Line of credit	-	-	-	-	-
Non-cancellable purchase commitments (inventory and software licenses)	9,842	9,453	385	4	-
Outstanding letters of credit	635	635	-	-	-
Total	$34,470	$17,553	$10,888	$5,559	$470

In addition to our contractual obligations noted above, we have a contractual obligation related to unrecognized tax benefits of approximately $6.7 million as of December 31, 2016.

Minimum operating lease obligations have not been reduced by minimum sublease rentals of $1.7 million due in the future under a noncancelable sublease.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in the Australian dollar, British pound, Canadian dollar and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of December 31, 2016, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.5 million.

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

See Note 14 to the Condensed Consolidated Financial Statements.

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

During the three months ended December 31, 2016 we repurchased approximately 339,000 shares of our common stock for $2.3 million. As of December 31, 2016, we had a remaining authorization of $16.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity, general market and business conditions.

The following table summarizes the activity related to stock repurchases for the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
	(In thousands, except per share amounts)
October 1, 2016 - October 31, 2016	110	$6.93	110	$18,146
November 1, 2016 - November 30, 2016	229	6.69	229	16,883
December 1, 2016 - December 30, 2016	-	-	-	16,883
Total	339	$6.77	339	$16,883

Index
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Index to Exhibits following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2017

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy Chief Financial Officer (Principal Financial Officer)

Index
EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.01+	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.04 of the Company’s Registration Statement on Form S-8 filed on November 16, 2016)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1(1)	Section 1350 Certification of Chief Executive Officer.

32.2(1)	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management Compensatory Plan or Arrangement

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