Form 10-Q
period 2017-03-31
ShoreTel Inc
filed 2017-05-05
CIK 1388133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 27, 2017, 68,275,244 shares of the registrant’s common stock were outstanding.

SHORETEL, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended March 31, 2017

Index
PART I. FINANCIAL INFORMATION

ITEM1:	FINANCIAL STATEMENTS

SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$56,672	$61,726
Short-term investments	48,246	46,433
Accounts receivable, net of allowances of $625 and $678 as of March 31, 2017 and June 30, 2016, respectively	26,524	32,902
Inventories	14,044	12,488
Prepaid expenses and other current assets	13,357	13,420
Total current assets	158,843	166,969

Property and equipment, net	20,550	21,551
Goodwill	129,449	129,449
Intangible assets, net	13,510	18,788
Other assets	5,712	5,581
Total assets	$328,064	$342,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,854	$14,932
Accrued liabilities and other	13,627	20,397
Accrued employee compensation	12,808	18,925
Accrued taxes and surcharges	3,587	3,917
Deferred revenue	59,050	56,765
Total current liabilities	104,926	114,936

Long-term deferred revenue	20,696	20,940
Other long-term liabilities	3,331	3,733
Total liabilities	128,953	139,609
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; no shares issued and outstanding	-	-
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; 68,738 shares issued and 68,272 shares outstanding as of March 31, 2017 and 67,517 shares issued and 67,391 shares outstanding as of June 30, 2016	390,132	379,871
Treasury stock, at cost	(3,117)	(819)
Accumulated other comprehensive income (loss)	(58)	36
Accumulated deficit	(187,846)	(176,359)
Total stockholders’ equity	199,111	202,729
Total liabilities and stockholders’ equity	$328,064	$342,338

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue:
Hosted and related services	$38,272	$32,768	$110,588	$92,654
Product	30,535	33,919	94,664	116,500
Support and services	18,923	18,549	56,786	56,538
Total revenue	87,730	85,236	262,038	265,692
Cost of revenue:
Hosted and related services	17,381	16,582	52,173	44,528
Product	9,958	11,164	30,950	38,337
Support and services	4,169	5,054	12,866	14,494
Total cost of revenue	31,508	32,800	95,989	97,359
Gross profit	56,222	52,436	166,049	168,333
Operating expenses:
Research and development	17,122	16,504	49,895	44,134
Sales and marketing	31,598	32,537	94,735	93,652
General and administrative	11,080	11,277	32,642	31,095
Acquisition related costs	-	822	-	1,356
Settlements and defense fees	(19)	-	(30)	-
Total operating expenses	59,781	61,140	177,242	170,237
Loss from operations	(3,559)	(8,704)	(11,193)	(1,904)
Other income (expense):
Interest expense	(115)	(114)	(342)	(353)
Interest income and other (expense), net	893	(162)	566	(1,298)
Total other expense	778	(276)	224	(1,651)
Loss before provision for (benefit from) income taxes	(2,781)	(8,980)	(10,969)	(3,555)
Provision for (benefit from) income taxes	159	(273)	518	493
Net loss	$(2,940)	$(8,707)	$(11,487)	$(4,048)
Net loss per share - basic and diluted	$(0.04)	$(0.13)	$(0.17)	$(0.06)
Shares used in computing net loss per share - basic and diluted	68,235	66,886	67,960	66,109

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Net loss	$(2,940)	$(8,707)	$(11,487)	$(4,048)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments	12	23	(94)	(2)
Other comprehensive income (loss), net of tax:	12	23	(94)	(2)

Comprehensive loss	$(2,928)	$(8,684)	$(11,581)	$(4,050)

See Notes to Condensed Consolidated Financial Statements

Index
SHORETEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,487)	$(4,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,989	15,094
Stock-based compensation expense	7,687	6,861
Amortization of premium on investments	290	105
Loss on disposal of property and equipment	20	6
Provision for doubtful accounts receivable	110	151
Gain on non-marketable investments	(920)	-
Changes in assets and liabilities, net of the effect of business acquisitions:
Accounts receivable	6,268	11,396
Inventories	(1,668)	(6)
Prepaid expenses and other current assets	206	302
Other assets	(449)	97
Accounts payable	646	(1,360)
Accrued liabilities and other	(7,588)	(2,252)
Accrued employee compensation	(6,117)	2,152
Accrued taxes and surcharges	(330)	(5,782)
Deferred revenue	2,041	2,596
Net cash provided by operating activities	4,698	25,312

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(8,887)	(8,103)
Purchases of investments	(21,369)	(12,915)
Proceeds from sales/maturities of investments	19,172	7,564
Cost of acquisition of businesses, net of cash acquired	-	(14,322)
Proceeds from sales/maturities of non-marketable investments	1,074	-
Net cash used in investing activities	(10,010)	(27,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,054	8,283
Taxes paid related to net share settlement of vested and released restricted stock units	(1,480)	(1,122)
Repurchases of common stock	(2,298)	-
Payments made under capital leases	(18)	(94)
Net cash provided by financing activities	258	7,067

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,054)	4,603
CASH AND CASH EQUIVALENTS - Beginning of period	61,726	82,162
CASH AND CASH EQUIVALENTS - End of period	$56,672	$86,765

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$12	$18
Cash paid for taxes	$758	$996

NONCASH INVESTING AND FINANCING ACTIVITIES:

Unpaid portion of property and equipment and intangible assets purchases included in period-end liabilities	$1,568	$205

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements as of March 31, 2017, and for the three and nine months ended March 31, 2017 and 2016 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Computation of Net Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Dilutive securities of 5.4 million weighted shares and 5.1 million weighted shares were not included in the computation of diluted net loss per share for the three and nine months ended March 31, 2017, respectively, because such securities were anti-dilutive. Dilutive securities of 3.4 million weighted shares and 5.3 million weighted shares were not included in the computation of diluted net income per share for the three and nine months ended March 31, 2016, respectively because such securities were anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. As of March 31, 2017, all of the Company’s cash, cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Accounts receivable from one value-added distributor accounted for 43% of total accounts receivable at March 31, 2017. At June 30, 2016, the same value-added distributor accounted for 42% of the total accounts receivable.

Significant Accounting Policies

The Company’s significant accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Index
Recent Accounting Pronouncements

New Accounting Standards Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2017 and November 17, 2016 EITF Meetings, which responds to SEC staff announcements made in 2016 as it relates to the disclosure of the future impact of the effects of the new FASB guidance on revenue, leases and credit losses on financial instruments. This accounting guidance was effective upon issuance in January 2017. As of January 1, 2017, the Company has adopted ASU 2017-03 and has made the required disclosures within this section of the Form 10-Q.

Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU 2014-9 Revenue from Contracts with Customers (Topic 606) - an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. From August 2015 through December 2016, the FASB issued subsequent amendments to the initial guidance within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20. These amendments are intended to improve and clarify the implementation guidance of Topic 606. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. This guidance may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company continues evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

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

Index
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities for certain cash receipts and cash payments. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. This accounting guidance is effective for financial reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes numerous technical corrections and clarifications to generally accepted accounting principles in the United States of America (“GAAP”) that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of the additional provisions in this accounting guidance may have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. An entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2019. The Company does not expect that its adoption of this guidance will have a material impact on its consolidated financial statements.

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
	$8,662

Index
4. Balance Sheet Details

Balance sheet components consist of the following:

	March 31,	June 30,
	2017	2016
	(in thousands)
Inventories:
Raw materials	$57	$57
Distributor inventory	1,602	1,677
Finished goods	12,385	10,754
Total inventories	$14,044	$12,488

Property and equipment:
Computer equipment and tooling	$36,700	$33,739
Customer premise equipment	21,238	17,194
Software	7,945	7,328
Furniture and fixtures	3,836	3,880
Leasehold improvements and others	9,516	8,836
Total property and equipment	79,235	70,977
Less accumulated depreciation and amortization	(58,685)	(49,426)
Property and equipment, net	$20,550	$21,551

Deferred revenue:
Product	$5,314	$5,433
Support and services	60,097	59,465
Hosted and related services	14,335	12,807
Total deferred revenue	$79,746	$77,705

Depreciation expense for both the three months ended March 31, 2017 and 2016 was $3.1 million. Depreciation expense for the nine months ended March 31, 2017 and 2016 was $9.7 million and $8.8 million, respectively.

Intangible Assets:

Intangible assets consist of the following (in thousands):

	March 31, 2017			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$5,296	$(4,062)	$1,234	$4,446	$(3,919)	$527
Technology	31,434	(26,801)	4,633	31,434	(23,523)	7,911
Customer relationships	24,700	(17,198)	7,502	24,700	(14,513)	10,187
Intangible assets in process and other	178	(37)	141	178	(15)	163
Intangible assets	$61,608	$(48,098)	$13,510	$60,758	$(41,970)	$18,788

The intangible assets that are amortizable have estimated useful lives of two to eight years.

Index
Amortization of intangible assets for the three months ended March 31, 2017 and 2016 was $1.9 million and $2.2 million, respectively. Amortization of intangible assets for the nine months ended March 31, 2017 and 2016 was $6.1 million and $6.2 million, respectively.

The estimated amortization expenses for intangible assets as of March 31, 2017 for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2017 (remaining 3 months)	$1,423
2018	5,683
2019	4,180
2020	1,437
2021	647
Thereafter	140
Total	$13,510

Short-Term Investments:

The following tables summarize the Company’s short-term investments (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds and commercial paper	$21,111	$3	$(21)	$21,093
U.S. Government agency securities	27,193	-	(40)	27,153
Total short-term investments	$48,304	$3	$(61)	$48,246

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds and commercial paper	$26,359	$9	$(5)	$26,363
U.S. Government agency securities	20,038	32	-	20,070
Total short-term investments	$46,397	$41	$(5)	$46,433

Index
The following table summarizes the maturities of the Company’s fixed income securities (in thousands):

	March 31, 2017
	Amortized Cost	Fair Value

Less than 1 year	$43,206	$43,149
Due in 1 to 3 years	5,098	5,097
Total	$48,304	$48,246

	June 30, 2016
	Amortized Cost	Fair Value

Less than 1 year	$28,107	$28,114
Due in 1 to 3 years	18,290	18,319
Total	$46,397	$46,433

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

Index
The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,089	$1,089	$-	$-
Commercial paper	749	-	749	-
Short-term investments:
Corporate notes and commercial paper	21,093	-	21,093	-
U.S. Government agency securities	27,153	-	27,153	-
Total assets measured and recorded at fair value	$50,084	$1,089	$48,995	$-

The above table excludes $54.8 million of cash balances on deposit at banks.

	June 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$3,533	$3,533	$-	$-
Short-term investments:
Corporate notes and commercial paper	26,363	-	26,363	-
U.S. Government agency securities	20,070	-	20,070	-
Total assets measured and recorded at fair value	$49,966	$3,533	$46,433	$-

The above table excludes $58.2 million of cash balances on deposit at banks.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include U.S. government agency securities, corporate notes and commercial paper. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during the three and nine months ended March 31, 2017 and 2016. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment during the three and nine months ended March 31, 2017 and 2016 that required a nonrecurring fair value analysis to be performed on non-financial assets.

Index
6. Line of Credit

On October 22, 2014, the Company entered into an Amended and Restated Credit Agreement which was further amended on December 1, 2014 and again on August 5, 2015 (“Credit Facility”). This Credit Facility replaces the Company’s previous credit facility. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The Credit Facility matures on October 22, 2019 and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility are available for future borrowings.  The borrowings under the Credit Facility accrue interest (at the election of the Company) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays annual commitment fees during the term of the Credit Facility which varies depending on the Company’s consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. As of March 31, 2017, the Company had $53.9 million available for borrowing under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of March 31, 2017.

As of March 31, 2017, no amounts were outstanding under the Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the Credit Facility.

7. Income Taxes

The Company recorded an income tax provision of $0.2 million and income tax benefit of $0.3 million for the three months ended March 31, 2017 and 2016, respectively. The Company recorded an income tax provision of $0.5 million for the both the nine months ended March 31, 2017 and 2016, respectively. The income tax provision is primarily comprised of state taxes and foreign income taxes. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance.  The Company’s resulting effective tax rate differs from the applicable statutory rate primarily due to the valuation allowance against its deferred tax assets in select jurisdictions.

The Company maintains liabilities for uncertain tax positions. As of March 31, 2017 and June 30, 2016, the total amount of unrecognized tax benefits was $6.9 million and $6.3 million, respectively. Of the total of $6.9 million of unrecognized tax benefit as or March 31, 2017, $0.2 million, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

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

8. Common Stock

Common Shares Reserved for Issuance

At March 31, 2017, the Company has reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	3,944
Reserved under employee stock purchase plan	3,500
Total	7,444

Index
 9. Stock-Based Compensation

The following table shows total non-cash stock-based compensation expense included in the accompanying condensed consolidated statements of operation for the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Cost of hosted and related services revenue	$63	$288	$200	$955
Cost of product revenue	10	12	44	53
Cost of support and services revenue	80	121	294	468
Research and development	550	439	1,738	1,359
Sales and marketing	650	572	2,272	2,003
General and administrative	841	497	3,139	2,023
Total	$2,194	$1,929	$7,687	$6,861

The Company estimated the grant date fair value of stock option awards and purchase rights under the 2007 Employee Stock Purchase Plan (“2007 ESPP”) rights using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Expected life from grant date of option (in years)	5.17	5.09	5.15 - 5.17	5.09 - 5.13
Expected life from grant date of ESPP (in years)	0.33	0.50	0.33 - 0.50	0.50
Risk free interest rate for options	1.94%	1.37%	1.13% - 1.94%	1.37% - 1.59%
Risk free interest rate for ESPP	0.72%	0.41%	0.40% - 0.72%	0.14% - 0.41%
Expected volatility for options	41%	47%	41% - 45%	47% - 48%
Expected volatility for ESPP	33%	29%	33% - 37%	29% - 35%
Expected dividend yield	0%	0%	0%	0%

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of March 31, 2017, total unrecognized compensation cost related to stock-based options and awards granted to employees and non-employee directors was $9.9 million. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 2.7 years.

Index
10. Stock Option Plan

Transactions under the Company’s equity incentive plans are summarized as follows (in thousands, except per share data and contractual term):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at July 1, 2016	6,268	$6.31
Options granted (weighted average fair value $3.22 per share)	1,485	7.93
Options exercised	(432)	4.95
Options cancelled/forfeited	(409)	7.03
Balance at March 31, 2017	6,912	$6.70	6.80	$3,254
Vested and expected to vest at March 31, 2017	5,937	$6.55	6.46	$3,243
Options exercisable at March 31, 2017	4,032	$6.15	5.46	$3,099

The total pre-tax intrinsic value for options exercised during the three months ended March 31, 2017 and 2016 was $0.3 million and $1.2 million, respectively, and $1.2 million and $4.7 million for the nine months ended March 31, 2017 and 2016, respectively, representing the difference between the fair values of the Company’s common stock underlying these options at the dates of exercise and the exercise prices paid.

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

12. Restricted Stock

Under the Company’s equity incentive plan, during the nine months ended March 31, 2016 the Company issued fully vested restricted stock awards (“RSAs”) to certain non-employee directors electing to receive them in lieu of an annual cash retainer. In addition, restricted stock units (“RSUs”) can be issued to eligible employees.

Index
RSA and RSU activity for the nine months ended March 31, 2017 and 2016 is as follows (in thousands):

	Nine Months Ended March 31,
	2017	2016
Beginning outstanding	1,927	1,452
Awarded	1,241	1,199
Released	(601)	(493)
Forfeited	(261)	(153)
Ending outstanding	2,306	2,005

Information regarding RSAs and RSUs outstanding at March 31, 2017 is summarized below:

	Number of Shares (thousands)	Weighted Average Remaining Contractual Lives	Aggregate Intrinsic Value (thousands)
Shares outstanding	2,306	1.57	$14,183
Shares expected to vest	1,409	1.22	$8,665

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

A summary of the approved and active share buyback program is shown in the following table (in thousands, excluding transaction costs):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In thousands, except per share amounts)
Balance as of July 1, 2016				$19,181
Repurchase of common stock	339	$6.77	$2,298	(2,298)
Balance as of March 31, 2017				$16,883

There were no share repurchases in the three or nine months ended March 31, 2016.

There were no retirements of treasury stock during the three or nine months ended March 31, 2017 and 2016.

14. Litigation, Commitments, Contingencies and Leases

Litigation — As of March 31, 2017, the Company was involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Index
Contingencies — During fiscal 2015 the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) resulting from a withholding tax audit of payments made to non-U.S. vendors during calendar years 2008 through 2012.  The NOPA asserts a liability for under-withheld taxes of approximately $2.0 million, plus related penalties and estimated interest of approximately $1.3 million. In connection with the asserted NOPA, the Company accrued $1.1 million for the liability during fiscal 2015, accrued an additional $0.1 million during fiscal 2016 and released $30,000 due to final settlement of this matter for $1.2 million during the nine months ended March 31, 2017.

Leases — The Company leases its facilities under noncancelable operating leases which expire at various times through fiscal 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable operating leases as of March 31, 2017, are as follows (in thousands):

Years Ending June 30,	Operating Leases
2017 (remaining 3 months)	$1,901
2018	7,118
2019	5,678
2020	4,282
2021	2,497
Therafter	2,550
Total minimum lease payments	$24,026

Minimum lease payments have not been reduced by minimum sublease rentals of $1.6 million due in the future under a noncancelable sublease.

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted in the above table to U.S. dollars at the interbank exchange rate on March 31, 2017.

Rent expense for both the three months ended March 31, 2017 and 2016 was $1.4 million. Rent expense for the nine months ended March 31, 2017 and 2016 was $4.3 million and $4.0 million, respectively.

Purchase commitments — The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $12.6 million as of March 31, 2017 and $15.4 million as of June 30, 2016.

Letters of credit — Outstanding letters of credit maintained by the Company totaled $635,000 as of March 31, 2017.

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

Index
Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
United States of America	$80,713	$78,433	$240,181	$243,815
International	7,017	6,803	21,857	21,877
Total	$87,730	$85,236	$262,038	$265,692

Revenue from one value-added distributor accounted for approximately 24% and 26% of the total revenue during the three months ended March 31, 2017 and 2016, respectively, and 24% and 26% of the total revenue during the nine months ended March 31, 2017 and 2016, respectively.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region; furthermore, the Company does not measure the performance of its geographic regions based upon asset-based metrics.

The following presents a summary of long-lived assets, excluding deferred tax assets, other assets, goodwill and intangible assets (in thousands):

	March 31, 2017	June 30, 2016
United States of America	$19,274	$20,323
International	1,276	1,228
Total	$20,550	$21,551

16. Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During the three and nine months ended March 31, 2017, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. These derivatives have maturities of approximately one month. The foreign exchange forward contracts outstanding as of March 31, 2017 were entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates; the change in the fair value is not material and is not reflected either as an asset or a liability.

Index
The following table presents the gross notional value of all of the Company’s foreign exchange forward contracts outstanding as of March 31, 2017 and June 30, 2016 (in thousands):

	March 31, 2017
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,580	$1,188
British pound	£1,830	2,267
Canadian dollar	$1,190	883
Euro	€670	711
Total		$5,049

	June 30, 2016
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,800	$1,316
British pound	£830	1,088
Canadian dollar	$940	718
Euro	€1,500	1,650
Total		$4,772

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We provide this to the market via multiple solutions: ShoreTel Connect, our UC solution, and Contact Center offering and ShoreTel Summit, our platform for developers and integrators. ShoreTel Connect delivers a feature rich UC solution and applications such as mobility, collaboration, workgroups, video conferencing, instant messaging and file indexing. ShoreTel Connect is unique in that it offers three different delivery models including cloud, onsite and hybrid. ShoreTel Connect Cloud provides a hosted voice solution to our customers. ShoreTel Connect OnSite provides our customers the ability to independently own and operate their equipment. ShoreTel Connect Hybrid enables our customers to use both our cloud and onsite offerings while still delivering the same user experience and providing our customers increased choice and flexibility. Summit, our Communications Platform as a Service (“CPaaS”) offering, delivers the option to either deeply integrate communications into any application or workflow or to create a standalone business communications application.

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

Index
We were originally incorporated in California in September 1996 and reincorporated in Delaware in 2007. ShoreTel is based in Sunnyvale, California, and has regional offices in North America, Europe, Asia and Australia. Additionally, our cloud-based services are provided from multiple data centers located in the United States, the United Kingdom and Australia. While most of our customers are located in the United States, our international sales have been relatively consistent, accounting for approximately 8% of our total revenue for both the three months ended March 31, 2017 and 2016, and 8% for both the nine months ended March 31, 2017 and 2016. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of sales and marketing efforts and measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our premise system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have been high historically. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at March 31, 2017 was $79.7 million, of which $59.1 million is expected to be recognized within one year.

Gross margin. Our gross margin for hosted and related services is affected primarily by the reselling of broadband circuits to customers, employee-related expense, data communication cost, data center costs, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in hosted and related services revenue, this may reflect improvement due to economies of scale, synergies and other cost reductions in our service delivery model.

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

Average revenue per user. We calculate the average monthly service revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly revenue per customer divided by the average number of seats per customer. The average monthly revenue per customer is calculated as the monthly service revenue from customers in the period, divided by the simple average number of business customers during the period. Our ARPU includes telecommunication broadband circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU was approximately $48 and $52 for the three months ended March 31, 2017 and 2016, respectively.

Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Our annualized revenue churn for customers that have terminated services was approximately 5% for both the three months ended March 31, 2017 and 2016.

Index
Basis of Presentation

Revenue. We derive our revenue from sales of our hosted and premise IP telecommunications systems and related support and services.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP Unified Communications system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, regulatory and telecommunications fees, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers enter into one to three-year service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 44% and 38% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, and 42% and 35% of our total revenue for the nine months ended March 31, 2017 and 2016, respectively. We expect that hosted and related services revenue will continue to increase as a percentage of total revenue.

Product revenue. Product revenue consists of sales of our business communication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our premise-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 35% and 40% of our total revenue for the three months ended March 31, 2017 and 2016, respectively and 36% and 44% of our total revenue for the nine months ended March 31, 2017 and 2016, respectively. Product revenue may continue to decline in future periods as we continue to focus a greater amount of our sales and marketing efforts to expand our hosted and related services revenue.

Support and services revenue. Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and premise-based installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 21% and 22% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, and 22% and 21% of our total revenue for the nine months ended March 31, 2017 and 2016, respectively. Support and services revenue may decline in future periods as new support contracts tied to product revenue decline primarily due to the decline in sales volume resulting from our shift in strategic focus from driving growth in product revenue to driving growth in hosted and related services revenue.

Cost of revenue. Cost of hosted and related services revenue consists of personnel and related costs of the hosted services, data center costs, data communication cost, costs of regulatory and telecommunications fees, carrier cost and amortization of intangible assets. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of products sold. Cost of support and services revenue consists of salary and related overhead costs of personnel engaged in support and service.

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

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales and partner commissions, travel, marketing, promotional and lead generation programs, branding and advertising, trade shows, sales demonstration equipment, professional services fees, amortization of intangible assets, and facilities expenses. We plan to continue to invest in development of our distribution channel to enable us to expand into new geographies and further increase our sales to enterprise customers. We expect that sales and marketing expenses will continue to be our largest operating expense category.

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

Interest income and other (expense). Interest income and other (expense) primarily consists of interest earned on cash, cash equivalents and short-term investments, gains and losses on foreign currency translations and transactions and other miscellaneous items affecting our operating results.

Provision for income taxes. Provision for income taxes includes federal, state and foreign taxes on our income as well as any adjustments made to our valuation allowance for deferred tax assets. Since our inception, we have accumulated substantial net operating loss and tax credit carryforwards. We account for income taxes under an asset and liability approach.  Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits are measured by applying current enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income and telecom taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the accounting for income and telecom taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and nine months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Index
Results of Operations

The following table sets forth unaudited selected condensed consolidated statements of operations data for the three and nine months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue:
Hosted and related services	$38,272	$32,768	$110,588	$92,654
Product	30,535	33,919	94,664	116,500
Support and services	18,923	18,549	56,786	56,538
Total revenue	87,730	85,236	262,038	265,692
Cost of revenue:
Hosted and related services	17,381	16,582	52,173	44,528
Product	9,958	11,164	30,950	38,337
Support and services	4,169	5,054	12,866	14,494
Total cost of revenue	31,508	32,800	95,989	97,359
Gross profit	56,222	52,436	166,049	168,333
Operating expenses:
Research and development	17,122	16,504	49,895	44,134
Sales and marketing	31,598	32,537	94,735	93,652
General and administrative	11,080	11,277	32,642	31,095
Acquisition related costs	-	822	-	1,356
Settlements and defense fees	(19)	-	(30)	-
Total operating expenses	59,781	61,140	177,242	170,237
Loss from operations	(3,559)	(8,704)	(11,193)	(1,904)
Other income (expense):
Interest expense	(115)	(114)	(342)	(353)
Interest income and other (expense), net	893	(162)	566	(1,298)
Total other expense	778	(276)	224	(1,651)
Loss before provision for (benefit from) income taxes	(2,781)	(8,980)	(10,969)	(3,555)
Provision for (benefit from) income taxes	159	(273)	518	493
Net loss	$(2,940)	$(8,707)	$(11,487)	$(4,048)
Net loss per share - basic and diluted	$(0.04)	$(0.13)	$(0.17)	$(0.06)
Shares used in computing net loss per share - basic and diluted	68,235	66,886	67,960	66,109

Index
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue:
Hosted and related services	44%	38%	42%	35%
Product	35%	40%	36%	44%
Support and services	21%	22%	22%	21%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Hosted and related services	20%	13%	20%	14%
Product	11%	19%	12%	17%
Support and services	5%	6%	5%	6%
Total cost of revenue	36%	38%	37%	37%
Gross profit	64%	62%	63%	63%
Operating expenses:
Research and development	19%	20%	19%	17%
Sales and marketing	36%	38%	36%	35%
General and administrative	13%	13%	12%	12%
Acquisition related costs	-	1%	-	-
Settlements and defense fees	-	-	-	-
Total operating expenses	68%	72%	67%	64%
Loss from operations	(4%)	(10%)	(4%)	(1%)
Other income (expense):
Interest expense	-	-	-	-
Interest income and other (expense), net	1%	-	-	(1%)
Total other expense	1%	-	-	(1%)
Loss before provision for (benefit from) income taxes	(3%)	(10%)	(4%)	(2%)
Provision for (benefit from) income taxes	-	-	-	-
Net loss	(3%)	(10%)	(4%)	(2%)

Comparison of the three and nine months ended March 31, 2017 and March 31, 2016

Revenue

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
(in thousands, except percentages)
Hosted and related services revenue	$38,272	$32,768	$5,504	17%	$110,588	$92,654	$17,934	19%
Product revenue	30,535	33,919	(3,384)	(10%)	94,664	116,500	(21,836)	(19%)
Support and services revenue	18,923	18,549	374	2%	56,786	56,538	248	-
Total revenue	$87,730	$85,236	$2,494	3%	$262,038	$265,692	$(3,654)	(1%)

Index
Total revenue increased by $2.5 million, or 3%, during the three months ended March 31, 2017 as compared to the same period in the prior year primarily related to an increase in hosted and related services revenue, partially offset by a decrease in product revenue. Total revenue decreased by $3.7 million, or 1%, during the nine months ended March 31, 2017 as compared to the same period in the prior year primarily related to a decrease in product revenue, partially offset by an increase in hosted and related services revenue. This was primarily due to a shift in our strategic focus from driving growth in product revenue to driving growth in hosted and related services revenue, which is a response to our belief that there is a shift in the Unified Communications industry from on premise solutions to cloud-based solutions. This shift in focus is reflected in the decrease in product revenue and increase in hosted and related services revenue during the three and nine months ended March 31, 2017.

Hosted and related services revenue

Hosted and related services revenue increased by $5.5 million, or 17%, and by $17.9 million, or 19%, in the three and nine months ended March 31, 2017, respectively, as compared to the same periods in the prior year. As a result of our shift in our strategic focus from driving growth in product revenue to driving growth in hosted and related services revenue, we have experienced both continued growth in our hosted customer base and the use of additional services by existing customers resulting in increased hosted and related services revenue in both the three and nine months ended March 31, 2017. During the three months ended March 31, 2017 the increase in hosted and related services revenue was primarily due to an increase of $5.3 million in sales to new customers. During the nine months ended March 31, 2017 the increase in hosted and related services revenue was primarily due to an increase of $13.3 million in sales to new customers as well as an increase of $3.4 million in sales to existing customers.

Product revenue

Product revenue decreased by $3.4 million, or 10%, and $21.8 million, or 19%, during the three and nine months ended March 31, 2017, respectively, as compared to the same period in the prior year primarily due to the decline in sales volume resulting from our shift in strategic focus from driving growth in product revenue to driving growth in hosted and related services revenue. This shift in strategic focus has caused us to experience a decrease in sales in all product lines. During the three months ended March 31, 2017, the decrease in product revenue was primarily due to a $3.0 million decrease in software license sales and a $0.8 million decrease in switch sales. During the nine months ended March 31, 2017, the decrease in product revenue was primarily due to a $13.4 million decrease in software license sales, a $4.7 million decrease in switch sales and a $3.8 million decrease in phone sales. Product revenue may continue to decline in future periods as we continue to focus a greater amount of our sales and marketing efforts to expand our hosted and related services revenue.

Support and services revenue

Support and services revenue remained relatively consistent at $18.9 million for the three months ended March 31, 2017 as compared to $18.5 million for the three months ended March 31, 2016.

Support and services revenue remained relatively consistent at $56.8 million for the nine months ended March 31, 2017 as compared to $56.5 million for the nine months ended March 31, 2016.

Index
Cost of revenue and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
(in thousands, except percentages)
Hosted and related services cost of revenue	$17,381	$16,582	$799	5%	$52,173	$44,528	$7,645	17%
Product cost of revenue	9,958	11,164	(1,206)	(11%)	30,950	38,337	(7,387)	(19%)
Support and services cost of revenue	4,169	5,054	(885)	(18%)	12,866	14,494	(1,628)	(11%)
Total cost of revenue	$31,508	$32,800	$(1,292)	(4%)	$95,989	$97,359	$(1,370)	(1%)

Hosted and related services gross profit	$20,891	$16,186	$4,705	29%	$58,415	$48,126	$10,289	21%
Product gross profit	20,577	22,755	(2,178)	(10%)	63,714	78,163	(14,449)	(18%)
Support and services gross profit	14,754	13,495	1,259	9%	43,920	42,044	1,876	4%
Total gross profit	$56,222	$52,436	$3,786	7%	$166,049	$168,333	$(2,284)	(1%)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2017	2016	Net Change	2017	2016	Net Change
Hosted and related services gross margin	55%	49%	6%	53%	52%	1%
Product gross margin	67%	67%	-	67%	67%	-
Support and services gross margin	78%	73%	5%	77%	74%	3%
Total gross margin	64%	62%	2%	63%	63%	-

The overall gross margin was 64% for the three months ended March 31, 2017 compared to 62% for the same period in the prior year.

The overall gross margin was 63% for both the nine months ended March 31, 2017 and 2016.

Hosted and related services gross margin

Hosted and related service gross margin increased by six percentage points and one percentage point in the three and nine months ended March 31, 2017, respectively, as compared to the same periods in the prior year. The increase for the three months ended March 31, 2017 was due to an increase in hosted and related revenue of $5.5 million, or 17%, partially offset by an increase in hosted and related services cost of revenue of $0.8 million, or 5%. The increase for the nine months ended March 31, 2017 was due to an increase in hosted and related revenue of $17.9 million, or 19%, partially offset by an increase in hosted and related services cost of revenue of $7.6 million, or 17%. The improvements in both periods were primarily due to operational efficiencies as we were able to grow revenue at a faster rate than the incremental cost to provide the services.

Product gross margin

Product gross margin remained consistent at 67% for the three and nine months ended March 31, 2017 and 2016.

Support and services gross margin

Support and services gross margins increased by five percentage points and three percentage points in the three and nine months ended March 31, 2017, respectively, as compared to the same periods in the prior year. This increase was driven by operational improvements which allowed lower personnel costs to support a larger customer base.

Index
Operating expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
(in thousands, except percentages)
Research and development	$17,122	$16,504	$618	4%	$49,895	$44,134	$5,761	13%
Sales and marketing	31,598	32,537	(939)	(3%)	94,735	93,652	1,083	1%
General and administration	11,080	11,277	(197)	(2%)	32,642	31,095	1,547	5%
Acquisition related costs	-	822	(822)	(100%)	-	1,356	(1,356)	(100%)
Settlements and defense fees	(19)	-	(19)	N/A	(30)	-	(30)	N/A

Research and development

Research and development expenses increased by $0.6 million, or 4%, for the three months ended March 31, 2017 as compared to the same period in the prior year, primarily due to an increase in personnel related costs, including benefits and bonus, of $0.2 million and an increase in the allocation of certain expenses of $0.3 million. These increases were primarily related to an increase in headcount of research and development personnel.

Research and development expenses increased by $5.8 million, or 13%, for the nine months ended March 31, 2017 as compared to the same period in the prior year, primarily due to an increase in personnel related costs, including benefits and bonus, of $4.4 million and an increase in the allocation of corporate expenses of $0.9 million. These increases were primarily related to an increase in headcount of research and development personnel.

Sales and marketing

Sales and marketing expenses decreased by $0.9 million, or 3%, for the three months ended March 31, 2017 as compared to the same period in the prior year, primarily due to a decrease in sales commissions of $1.2 million resulting from lower attainment of performance targets and a decrease personnel related costs, including benefits and bonus, of $0.6 million due to lower headcount of sales and marketing personnel related to our organizational realignment during the three months ended September 30, 2016. These decreases were partially offset by an increase in partner commissions of $1.0 million resulting from growth in our hosted sales.

Sales and marketing expenses increased by $1.1 million, or 1%, for the nine months ended March 31, 2017 as compared to the same period in the prior year, primarily due to an increase of $2.2 million in expenses associated with trade shows and hosting our partner conference in the three months ended December 31, 2016, which did not take place in the same period in the prior year, an increase in partner commissions of $1.7 million resulting from growth in our hosted sales and an increase in severance costs of $1.1 million related to our organizational realignment during the three months ended September 30, 2016. These increases were partially offset by a decrease in sales commissions of $2.5 million resulting from lower attainment of performance targets, a decrease personnel related costs, including benefits and bonus, of $0.5 million and a decrease in travel related costs of $0.5 million, both due to lower headcount of sales and marketing personnel related to our organizational realignment during the three months ended September 30, 2016.

General and administrative

General and administrative expenses remained relatively consistent at $11.1 million for the three months ended March 31, 2017 compared to $11.3 million for the three months ended March 31, 2016.

General and administrative expenses increased by $1.5 million, or 5%, for the nine months ended March 31, 2017 as compared to the same period in the prior year, primarily due to an increase in personnel related costs, including benefits and bonus, of $2.4 million due to an increase in general and administrative headcount. This increase was partially offset by a decrease in the allocation of corporate expenses of $0.6 million.

Acquisition related costs

The acquisition-related costs of $0.8 million and $1.4 million for the three and nine months ended March 31, 2016, respectively, primarily consisted of direct costs incurred related to the acquisition of M5 Networks Australia Pty Ltd (“M5 Australia”) and Corvisa. There were no corresponding charges for the three and nine months ended March 31, 2017.

Index
Settlements and defense fees

Settlements and defense fees for the three and nine months ended March 31, 2017 were comprised of the reversal of $19,000 and $30,000, respectively, related to previously accrued additional interest and certain penalties associated with the final settlement with the Internal Revenue Service (“IRS”) regarding the proposed withholding tax adjustment for the 2008 through 2012 tax years.

Other income (expense), net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
(in thousands, except percentages)
Interest expense	$(115)	$(114)	$(1)	1%	$(342)	$(353)	$11	3%
Interest income and other (expense), net	893	(162)	1,055	651%	566	(1,298)	1,864	144%

Interest expense

Interest expense remained consistent at $0.1 million for both the three months ended March 31, 2017 and 2016.

Interest expense remained relatively consistent at $0.3 million for the nine months ended March 31, 2017 compared to $0.4 million for the nine months ended March 31, 2016.

Interest income and other (expense), net

Interest income and other (expense), increased by $1.1 million in the three months ended March 31, 2017 as compared to the same period in the prior year primarily due to a $0.9 million gain on the sale of a non-marketable investment during the three months ended March 31, 2017.

Interest income and other (expense), increased by $1.8 million in the three and nine months ended March 31, 2017 as compared to the same period in the prior year primarily due to a $0.9 million gain on the sale of a non-marketable investment during the three months ended March 31, 2017 and amortization expenses of $0.7 million that occurred in the nine months ended March 31, 2016 with no such expenses during the nine months ended March 31, 2017.

Provision for (benefit from) income tax

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change $	Change %	2017	2016	Change $	Change %
(in thousands, except percentages)
Provision for (benefit from) income tax	$159	$(273)	$432	(158%)	$518	$493	$25	5%

Provision for (benefit from) income tax

The provision for (benefit from) income taxes for the three and nine months ended March 31, 2017 was primarily related to state and foreign income tax expense. The provision for income taxes for the three and nine months ended March 31, 2016 was primarily related to federal Alternative Minimum Tax, state and foreign income tax expense.

Index
Liquidity and Capital Resources

Balance Sheet and Cash Flows

The following table summarizes our cash, cash equivalents and short-term investments (in thousands):

	March 31, 2017	June 30, 2016	Increase/ (Decrease)
Cash and cash equivalents	$56,672	$61,726	$(5,054)
Short-term investments	48,246	46,433	1,813
Total	$104,918	$108,159	$(3,241)

As of March 31, 2017, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $104.9 million, accounts receivable of $26.5 million and the balance of $53.9 million available for borrowing under our Credit Facility.

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

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires us to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. As of March 31, 2017, we were in compliance with all such covenants and no amounts were outstanding under the Credit Facility.

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

Index
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Nine Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$4,698	$25,312
Net cash used in investing activities	(10,010)	(27,776)
Net cash provided by financing activities	258	7,067
Net increase (decrease) in cash and cash equivalents	$(5,054)	$4,603

Cash flows from operating activities

Net loss during the nine months ended March 31, 2017 and 2016 included non-cash charges of $7.7 million and $6.9 million in stock-based compensation expense, respectively, depreciation and amortization of $16.0 million and $15.1 million, respectively. Net loss the three months ended March 31, 2017 included a gain on the sale of a non-marketable investment of $0.9 million with no corresponding gain during the nine months ended March 31, 2016.

Cash provided by operating activities of $4.7 million during the nine months ended March 31, 2017 reflects net changes in operating assets and liabilities which used $7.0 million of cash consisting primarily of a decrease in accrued liabilities of $7.6 million, a decrease in accrued employee compensation of $6.1 million, an increase in inventory of $1.7 million and an increase in other assets of $0.5 million. These cash outflows were partially offset by a decrease in accounts receivable of $6.3 million, an increase in deferred revenue of $2.0 million and an increase in accounts payable of $0.7 million.

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

Net cash used in investing activities was $10.0 million during the nine months ended March 31, 2017 primarily related to the purchase of short-term investments of $21.4 million, the purchase of property and equipment of $8.9 million, partially offset by $19.2 million in proceeds from maturities of our short-term investments and $1.1 million in proceeds from the sale of non-marketable securities.

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

Cash flows from financing activities

Net cash provided by financing activities was $0.3 million for the nine months ended March 31, 2017 primarily related to the receipt of $4.1 million from the issuance of common stock under various employee benefit plans offset by the payment of $1.5 million associated with employee tax obligations on the vesting of restricted stock units and the repurchase of $2.3 million of common stock.

Index
Net cash provided by financing activities was $7.1 million for the nine months ended March 31, 2016. During the nine months ended March 31, 2016, we received $8.3 million from the issuance of common stock under various employee benefit plans offset by the payment of $1.1 million associated with employee tax obligations on the vesting of restricted stock units.

Common Stock Repurchases

In May 2016, the board of directors authorized the repurchase of up to $20.0 million of our common stock from time to time at the discretion of our management. This stock repurchase authorization has no expiration date. During the three months ended December 31, 2016, we repurchased approximately 339,000 shares of our common stock at a total cost of $2.3 million. As of March 31, 2017, we had a remaining authorization of $16.9 million for future share repurchases.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2017 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$24,026	$7,565	$10,442	$5,784	$235
Line of credit	-	-	-	-	-
Non-cancellable purchase commitments (inventory and software licenses)	12,617	12,204	411	2	-
Outstanding letters of credit	635	635	-	-	-
Total	$37,278	$20,404	$10,853	$5,786	$235

In addition to our contractual obligations noted above, we have a contractual obligation related to unrecognized tax benefits of approximately $6.9 million as of March 31, 2017.

Minimum operating lease obligations have not been reduced by minimum sublease rentals of $1.6 million due in the future under a noncancelable sublease.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in the Australian dollar, British pound, Canadian dollar and the Euro. We use relatively short-term foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of the losses and gains of the related foreign currency denominated exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the losses and gains of the related foreign currency denominated exposures. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our cash and accounts receivable balances. As of March 31, 2017, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $0.6 million.

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

During the three months ended March 31, 2017, we did not repurchase any common stock. As of March 31, 2017, we had a remaining authorization of $16.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity, general market and business conditions.

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

Date: May 5, 2017

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