Form 10-K
period 2017-06-30
ShoreTel Inc
filed 2017-09-08
CIK 1388133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2016 was approximately $482.8 million (based on the last reported sale price of $7.15 on December 31, 2016 on The NASDAQ Global Select Market). This calculation does not reflect a determination that persons are affiliates for any other purposes. Shares of stock held by ten percent stockholders have been excluded from this calculation as they may be deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of August 24, 2017 was 69,152,947.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement (the “2017 Proxy Statement”) for the 2017 Annual Meeting of Stockholders.

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

We provide this to the market via two solutions: ShoreTel Connect, our UC solution, and Contact Center offering and ShoreTel Summit, our platform for creating microservices. ShoreTel Connect delivers a fully featured UC solution and applications such as mobility, collaboration, and workgroups. ShoreTel Connect is unique in that it offers three different delivery models including cloud, onsite and hybrid. Connect Cloud provides a hosted voice solution to our customers. Connect Onsite provides our customers the ability to independently own and operate their equipment. Connect Hybrid enables our customers to use both our cloud and onsite offerings while still delivering the same user experience and providing our customers increased choice and flexibility. Summit, our Communications Platform as a Service (“CPaaS”) offering, delivers the option to create microservices or deeply integrate communications into any application or workflow.

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

Pending Merger

On July 26, 2017, we entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) with Mitel US Holdings, Inc., a Delaware corporation, Shelby Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) and, with respect to certain obligations set forth in the Merger Agreement, Mitel Networks Corporation, a Canadian corporation. Pursuant to and subject to the terms and conditions of the Merger Agreement, Merger Sub has commenced an all-cash tender offer for any and all of ShoreTel’s outstanding shares of common stock, par value $0.001 per share, at a purchase price of $7.50 per share, net to the seller in cash, without interest, and subject to any required withholding of taxes. The transaction is subject to certain conditions, including the tender of at least one share more than half of all our common stock outstanding as well as regulatory and other related approvals. We have agreed to operate our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the merger and have agreed to certain other customary restrictions on its operations, as set forth in the Merger Agreement.

Evolution of Business Communications

We believe ShoreTel is at the forefront of the UC industry that is in transition. We believe customers seek flexibility and choice when making a purchase decision relating to Business Communications. We also deliver the ability to deeply integrate into an existing workflow or application. Providing our customers the capability to create communications-focused microservices or integrate communications affords us a unique differentiator in the UC market.

We deliver innovative solutions and have increased our global footprint. Specifically, we have executed on numerous initiatives to build upon our market momentum and plan to continue this trajectory. Key initiatives included:

•	Expansion of our Unified Communications as a Service (“UCaaS”) cloud solution into global theaters including the United Kingdom and Australia.
•	Enhancement of our collaboration portfolio with new solutions such as ShoreTel Teamwork, a virtual workspace and team messaging application, and multi-point video.
•	As UCaaS is being adopted by enterprise customers, the Summit CPaaS for Connect Cloud customers allows solution partners and ShoreTel to design purpose-built applications for business communications.
•	Introduction of ShoreTel Global Numbers allowing multi-national organizations to create a local presence in the countries they serve by establishing unique Direct Inward Dial or International Toll-free Service numbers in each country.
•	Enhancement of our user experience through updates to our web, desktop and mobility clients.

We have started to integrate ShoreTel Summit with our ShoreTel Connect portfolio of solutions. For example, all new Connect applications, such as Teamwork are built on the Summit technology stack with an Application Program Interface (“API”) first approach.

Our customers enjoy a broad approach to their UC requirements. Whether they are looking to acquire a cloud, onsite, hybrid UC solution or to further integrate that into their workflows and applications or whether they want to develop a specific communications application, we provide a solution to fit. Coupled with ready-made applications and supporting services such as ShoreTel Contact Center and professional services including ShoreTel Global Services and application and development professional services.

Hosted Architecture and Services for Hosted Customers

Our hosted services offer a secure and reliable business communications solution to organizations with minimal capital investment. At the heart of the hosted service is our call control technology, designed and developed by ShoreTel, culminating decades of our telephony experience. This technology was specifically designed to meet the unique requirements of the hosted communications market, offering a full portfolio of services to customers, including soft-switch services for ShoreTel Internet Protocol (“IP”) Telephony, as well as integrated software modules for ShoreTel Unified Communications, ShoreTel Contact Center, Business Intelligence Analytics and Reporting. By taking advantage of Infrastructure as a Service (“IaaS”), we can focus on delivering multi-tenant software serving many customers simultaneously. Hosted technologies are complemented by a series of service modules that enable billing, diagnostics, system monitoring, Communications Assistance for Law Enforcement Act (“CALEA”) regulatory compliance, emergency call routing and other related operational services. A variety of customer selectable network services are also available, including local and long distance network services, toll-free numbers, number porting, circuits from carriers and other value-added network services.

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

Hosted Data Centers

ShoreTel takes advantage of IaaS delivered through data centers located in the United States, Europe and Australia. These data centers include sufficient physical building security, network operations and resiliency services and backup power generation. These operation centers house the application servers and proprietary technologies used to provide services to customers.

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

ShoreTel Business Communications for Onsite Deployment

We provide a unique modern hardware and software architecture for onsite customers, which offers the high availability and reliability needed for mission critical communications. Our onsite business communication solutions are comprised of hardware and software components including ShoreTel Voice Switches, ShoreTel Service Appliances, ShoreTel Client and Server Software Applications, such as ShoreTel Director, Small Business Edition 100, and ShoreTel IP Phones. All ShoreTel software applications may also be virtualized, operating on customer-provided general purpose servers.

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

ShoreTel Business Communications for Hybrid Onsite Environments with Integrated Cloud Services Deployment

ShoreTel customers can extend their investments in their business communications solution by incorporating both cloud and onsite based approaches via ShoreTel Connect. ShoreTel Connect enables customers to add new sites and add new applications, such as Contact Center, Mobility, Instant Messaging, Presence, Fax and Scribe and will also enable customers to easily add new services that we introduce in the future.

Business Communication Solutions

ShoreTel provides a diverse set of solutions for both onsite and hosted customers, consisting of ShoreTel IP Telephony, ShoreTel Unified Communications, ShoreTel Contact Center, and professional services, including ShoreTel Global Services and application development services.

Unified Communications and Collaboration

ShoreTel Unified Communications enable the integration of IP telephony solutions with instant messaging, mobility, presence, desktop collaboration and video.

•	Clients: Our strategy is to provide customers with a single, intuitive interface, delivered on mobile devices and via the desktop, giving access to all telephony and unified communications features. The ShoreTel desktop and mobility clients are designed to consume a minimal amount of space, delivering a consistent interaction between softphone, chats, video and screen share, regardless of the environment, while eliminating multiple applications and resulting in greater user productivity.
•	Team Collaboration: ShoreTel Teamwork is a team collaboration solution and virtual workspace for teams to hold persistent group chat sessions, share files, and manage or assign tasks. Users can create public or private workspaces for teams, projects, or topics. Instant Messaging - ShoreTel Connect users can instant message through their Connect client or mobile app. Group chat and 1:1 messaging is supported. Real-time presence is displayed via the Connect client, mobile client and ShoreTel desk phones.
•	Web and Audio Conferencing: ShoreTel physical or virtual Service Appliances deliver web and audio conferencing solutions for ShoreTel Connect and seamlessly integrates with desktop applications such as ShoreTel Connect client, Microsoft Outlook and Microsoft Skype for Business so users can create a new conference, view contacts’ calendars, and join meetings.
•	Video Conferencing: ShoreTel Connect client allows users to participate in peer-to-peer video as well as multi-point video conferencing. ShoreTel Connect client video capabilities enable users to communicate via video from their desktop, laptop or mobile device.
•	PBX Features: ShoreTel Connect solutions include robust PBX features based on over 20 years of development including all the basic PBX features (transfer, conference, class of service) but also advanced PBX features like monitor, whisper, coach, barge, record and shared call appearance.
•	Third Party Integrations: ShoreTel's native integrations and advanced applications deliver pre-packaged offerings that allow customers to enhance their solution with features like click-to-dial, screen pops, automated call records and simple note entry. Advanced integrations are also available for many popular business process systems, such as Microsoft Dynamics, Salesforce, Google G Suite, Skype for Business and Zendesk.

Contact Center

Contact Center enables organizations to route contacts to the most appropriate agent in a multisite contact center, regardless of location. ShoreTel Connect Contact Center includes a range of options including agent phones, switching infrastructure, end-user interfaces, and platform software for both onsite-based and cloud-based customers. The solution features capabilities including call handling, self-service, multi-media, and reporting. Contact Center applications provide a range of features to satisfy the needs of all-sized organizations, from basic call center capabilities to sophisticated, distributed multimedia contact centers.

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

ShoreTel Global Services provides professional services, system design and installation, training and technical support including:

•	Professional services include standard and custom software development to: extend system capabilities; enable UC integration with other enterprise applications; streamline business processes; and, address enterprise customer-specific business opportunities. We also offer collaboration with third party developers via API and Software Development Kit through the ShoreTel TechConnect program.
•	System design and installation services include the best practices of deploying UC with regard to network requirements and capabilities as well as how to implement contact center and mobility for an enterprise.
•	Training services include certification programs for resellers, training programs at enterprise customer or reseller locations and self-paced, computer-based desktop training programs.
•	Our technical support services include web-based access support services and tools, access to technical support engineers, hardware replacement, as well as software updates and monitoring capabilities.

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

Customers

As of June 30, 2017, our solutions have been installed by approximately 42,000 organizations in over 50 countries. We serve a wide range of vertical markets, including professional services, financial services, government, education, health care, sports and entertainment, manufacturing, non-profit organizations and technology industries.

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

Sales and Marketing

We sell our onsite products, support and services primarily through an extensive network of channel partners that include value-added resellers, service providers, direct market resellers and value-added distributors. Our hosted services are sold through channel partners and our direct sales force. As of June 30, 2017, we had over 1,100 channel partners in our network. These channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services. They also include top U.S. telecommunication carriers: AT&T and CenturyLink. Our channel partners market and sell our products into both the small-to-medium and mid-enterprise markets. Our channel partners in the U.S., Canada, the United Kingdom and Australia may offer both onsite and cloud solutions to their customers. In addition to our network of channel partners we utilize master agents and through them thousands of agents to promote and sell our hosted services.

We maintain a sales organization that manages the business relationship between ShoreTel and our partner network and master agents, recruiting, training and enabling them to market, sell and support ShoreTel solutions. In addition, we also have a ‘Client Sales’ team of sales personnel to assist our channel partners in selling to and providing support for customer accounts.

Research and Development

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

Manufacturing and Suppliers

We outsource the manufacturing of our hardware products.

Currently, we have arrangements for the production of our phones, switches and mobility routers with a contract manufacturer with multiple locations including the United States and China. We also rely on a sole or limited number of suppliers for several key components utilized in the assembly of our products.

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

Competition

The market for business communication solutions is quickly evolving, highly competitive and subject to rapid technological change. As a result of the convergence of voice, video, messaging, mobility and data networking technologies that characterize IP enterprise UC solutions, we compete against vendors of hosted solutions and premise-based solutions, some of which have solutions in both markets and CPaaS providers.

•	Providers of cloud services include Tier 1 service providers such as AT&T, Telstra, British Telecom, Verizon, incumbent local exchange carriers, competitive local exchange carriers, and independent providers such as 8x8, RingCentral, Mitel, West IP Communications, Fuze, Vonage and Amazon Connect.
•	Providers of hosted communication services based on technologies from Avaya, Broadsoft, Cisco, Microsoft, Mitel, Unify and other technology platform vendors.
•	Providers of premise-based business communication equipment include Avaya, Cisco, Mitel, NEC and Unify.
•	Providers of Unified Communications software applications, include Avaya, Cisco, Interactive Intelligence, Microsoft, Mitel, NEC and Unify.
•	Providers of CPaaS include Twilio, Plivo, Vonage with Nexmo, Avaya Zang, Cisco Tropo and other API based technology platform vendors.

In addition, because the market for our products is subject to rapid technological change as the market evolves, we may face competition in the future from companies that do not currently compete in the enterprise unified communications market, including companies that currently compete in other sectors of the information technology, communications and software industries, Infrastructure-as-a-Service companies or communications companies that serve consumer rather than enterprise customers.

We may also face increased competition from Internet portal-focused providers who extend their portfolio to include business communications solutions, such as Amazon, Skype/Microsoft and Google.

As more enterprises converge their voice and data networks, the business information technology and communication applications deployed on converged networks will become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications.

We could also face competition from new market entrants, whether from new ventures or from established companies moving into the market. Competition from these other potential market entrants may take many forms, including offering products and applications like those we offer as part of a larger, bundled offering or as a cloud-based or hosted services offering. In addition, technological developments and consolidation within the communications industry result in frequent changes to our group of competitors.

Many of our current and potential competitors are substantially larger than we are and have higher brand familiarity with buyers, and significantly greater financial, sales, marketing, distribution, technical, manufacturing and other resources. We believe that we currently compete favorably with regard to the principal competitive factors applicable to our solutions, which include price, portfolio, feature set, reliability, scalability, usability, simplicity, total cost of ownership, customer satisfaction and service.

For more information concerning competition, please see “Risk Factors Risks Related to Our Business and Industry – “The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are” and – “As voice, video, messaging and data networks converge, we are likely to face increased competition from companies in the information technology, personal and business applications and software industries.”

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

As of June 30, 2017, we had 157 patents issued in the United States, and had 30 patent applications in the United States. Our patents have been both internally developed and externally acquired. Our patents have a range of expiration dates. The earliest patent expired in 2016, and the last to expire will do so in 2035.

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

Employees

As of June 30, 2017, we had 1,158 employees in North America, Europe, Asia and Australia, of which 357 were in sales and marketing, 401 were in research and development, 262 were in global support and services, and 138 were in general and administrative functions. None of our employees are represented by labor unions and we consider current employee relations to be good.

Executive Officers

The following table sets forth information about our executive officers as of September 1, 2017:

Name	Age	Position as of September 1, 2016
Don Joos	47	President and Chief Executive Officer
Michael E. Healy	56	Senior Vice President and Chief Financial Officer
Eugenia Corrales	52	Senior Vice President of Solutions Group
Bharath Oruganti	43	Senior Vice President of Worldwide Business Operations
David Petts	54	Senior Vice President of Worldwide Sales and Customer Success
Allen Seto	41	Vice President and General Counsel

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

Eugenia Corrales has served as our Senior Vice President of Solutions Group since July 2016. From July 2015 to August 2016, Ms. Corrales served as our Senior Vice President of Product. From July 2013 to July 2015, Ms. Corrales served as Vice President and General Manager of the Computing Systems Group at Cisco Systems, Inc., a provider of Internet protocol based networking and other products related to the communications and information technology. From September 2012 to July 2013, Ms. Corrales was an independent consultant working with multiple networking and renewable energy startup companies. From June 2010 to September 2012, Ms. Corrales served as Chief Executive Officer and Executive Vice President of Engineering and Operations at Nanosolar, a developer of solar power technology. From June 2006 to June 2010, Ms. Corrales served as Chief Executive Officer at Sunmodular, a startup focusing on providing efficiencies to solar panel technology. Ms. Corrales holds a B.A. in Physics from Grinnell College and a M.S. in Mechanical Engineering from Stanford University.

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

Risks Related to Our Business and Industry

We may not be able to complete our merger with Mitel and uncertainty concerning completion of the merger may adversely affect our business operations and financial results.

The closing of the merger is subject to the satisfaction of customary conditions. We cannot be certain that we will be able to satisfy or obtain a waiver of the other conditions to completion of the merger, in which case the merger may not be completed.

If the merger is not completed for any reason, our ongoing business and relationships may be adversely affected and the price of our common stock may be negatively impacted.

In addition, the Merger Agreement may be terminated by the Company or Mitel under certain circumstances. The restrictions on the conduct of our business prior to the consummation of the merger, and the uncertainties and risks concerning completion of the merger, may cause our business, sales, operations and financial results to suffer during the executory period or in the event the merger is not completed. The merger agreement requires us to conduct business in the ordinary course, subject to specific limitations, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued. The announcement of the merger and any delay in completing the merger may divert management’s attention from ongoing business operations, affect our ability to retain or recruit key employees and negatively impact our business relationships with customers and suppliers. In addition, the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the merger and instituted against us and others, may be material.

We may not be able to achieve our strategic initiatives and grow our business as anticipated.

We cannot assure you that we will be successful over the long term in transitioning internal and external views of our company to a software-based service delivery model and growing our business as anticipated. Our strategic initiatives have required us to devote significant financial and operational assets to these activities. However, at the same time, a growing focus on hosted revenues involves different types of revenue recognition and has different cost structures than our traditional product revenues. Our success depends on our ability to appropriately manage our expenses as we invest in these initiatives, enter into beneficial channel relationships, develop new solutions and successfully execute our marketing and sales strategies. If we are not able to execute on this strategy successfully or if our investments in these activities do not yield significant returns, our business may not grow as we anticipated, we could devote significant financial and other resources to developing solutions that never reach commercial success, which could adversely affect our operating results. In addition, if the UC industry transitions in a way we did not anticipate, we may not be able to shift our strategies and products rapidly enough to respond to such changes and we may not receive any return from such investments. Our competitors may also be developing new products to address transitions in the UC industry. If we are unable to successfully establish our new solutions, if our competitors’ products and services are better received, or if we fail to execute our strategies, our financial condition or results of operations could be negatively impacted and our ability to grow our business may be impacted.

The market in which we operate is intensely competitive, and many of our competitors are larger, more established and better capitalized than we are.

The industry for Unified Communications is extremely competitive. Our competitors include 8x8, Avaya, Broadsoft, Cisco, Microsoft, Mitel, RingCentral, Vonage and Fuze. In addition, many of our hosted customers are not subject to long-term contractual commitments to purchase our services and can terminate our service and switch to competitors' offerings on relatively short notice.

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

Because some of our competitors have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they have offered, and in the future may offer telecommunications products at lower prices than we do. In order to remain competitive from a cost perspective, we have in the past reduced the prices of our products, and we may be required to do so in the future, in order to gain enterprise customers. Price reductions could have a negative effect on our gross margins.

Our competitors may also be able to devote more resources to developing new or enhanced products, including products that may be based on new technologies or standards. If our competitors’ products become more accepted than our products, our competitive position will be impaired and we may not be able to increase our revenue or may experience decreased gross margins. If any of our competitors’ products or technologies become the industry standard, if they are successful in bringing their products to market earlier, or if their products are more technologically capable than ours, then our sales could be materially adversely affected. We may not be able to maintain or improve our competitive position against our current or future competitors, and our failure to do so could materially and adversely affect our business. Our competitors may also be able to expand their geographic presence faster than us allowing them to service larger customers and adversely affecting our business.

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

We plan to further expand our operations to support the growth of our business. We will need to increase our spending in order to fund this development. This growth may place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend upon our ability to manage this growth effectively. If we do not increase our revenues commensurate to our increased spending, we may not be profitable. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in filling customer orders, declines in product quality or customer satisfaction, increases in costs, production and distribution difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

The gross margins on our products and offerings may decrease due to competitive pressures or otherwise, which could negatively impact our profitability.

It is possible that the gross margins on our products and/or services will decrease in the future in response to competitive pricing pressures, including the bundling of more offerings included in a base price, new product introductions by us or our competitors, increases in data center costs, changes in the costs of components or telecommunications costs, manufacturing issues, the shift in our channel distribution model towards more value-added distributors, royalties we need to pay to use certain intellectual property, growth of our international business, or other factors. The margins on our hosted telephony service are also impacted by the fact that we also sell the broadband connection, which is typically a lower-margin business. In addition, until we achieve a sufficient base of cloud-based customers, the gross margins on our cloud services will tend to be lower. If we experience decreased gross margins and we are unable to respond in a timely manner by introducing and selling new, higher-margin solutions successfully and continually reducing our product and hosting costs, our gross margins may decline, which will harm our business and results of operations.

If we fail to respond to technological changes and evolving industry standards, our solutions could become obsolete or less competitive in the future.

Our industry is highly competitive and characterized by rapidly changing technologies and standards. Accordingly, our operating results depend upon, among other things, our ability to develop and introduce new solutions and our ability to reduce production costs of existing products and costs of providing our hosted services. Our long-term success will depend on our ability to stay ahead of these changes and avoid obsolescence of our solutions.

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

We rely on third-party resellers and distributors to sell our solutions, and disruptions to, or our failure to develop and manage our distribution channels could adversely affect our business.

A significant portion of our hosted and product, support and services revenue is generated through indirect channel sales. These indirect sales channels include third-party resellers and distributors that market and sell other solutions to customers. We expect indirect channel sales will continue to generate a significant portion of our revenue in the future. Therefore, our success is highly dependent upon establishing and maintaining successful relationships with third-party resellers and distributors, and the financial health of these resellers and distributors.

Recruiting, launching and retaining qualified channel partners and training them in our solutions requires significant time and resources. In order to develop and expand our distribution channel, we must continue to recruit larger and more productive channel partners. We must also scale and improve our processes and procedures that support our channel, including investment in personnel, systems and training, and those processes and procedures may become increasingly complex and difficult to manage.

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

We have made acquisitions in the past and may acquire other companies or technologies, which could divert our management's attention, result in additional dilution to our stockholders, increase expenses, and otherwise disrupt our operations and harm our operating results.

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

Our churn rate, as defined in Item 7, for our hosted services could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other VoIP providers, alternative technologies, and adverse business conditions also adversely influence our churn rate.

Because of churn, we have to acquire new customers on an ongoing basis or sell additional services to existing customers to maintain our existing level of customers and revenues. As a result, marketing expenditures are an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant upfront costs to acquire new customers, and those costs are an important factor in determining our net profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease and our net income could decrease.

Success of our hosted services is dependent on the general growth and public acceptance of hosted communications.

Our future success depends on our ability to significantly increase revenues generated from our hosted services. VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that service can be consistently provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the Public Switched Telephone Network (“PSTN”) or a Multiprotocol Line Switching network have come to expect from their telephone service, and the cost and feature benefits of VoIP must be sufficient to cause customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may be affected adversely.

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

The market for Unified Communications is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for and market acceptance of, enterprise IP and hosted telecommunications systems products and services are uncertain. Some analysts have estimated that revenue in the Worldwide Enterprise IP Telephony industry has declined and will continue to decline. We cannot assure you that enterprise telecommunications systems that operate on IP networks will become widespread. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to implement an IP telecommunications system that can require significant initial capital expenditures. If the demand for enterprise IP and hosted telecommunications systems fails to develop or develops more slowly than we anticipate, our solutions could fail to achieve market acceptance, which in turn could significantly harm our business.

Moreover, as IP-based data communications and telecommunications usage grow, the infrastructure used to support these services, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline.

Our sales cycle for some of our solutions can be lengthy and unpredictable, which makes it difficult to forecast the amount of our sales and operating expenses in any particular period.

The sales cycle for some of our solutions typically ranges from six to twelve months, or longer. As a result, we may have limited ability to forecast whether or in which period a sale will occur. The success of our sales process is subject to many factors, some of which we have little or no control over, including:

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

We may expend substantial time, effort and money educating our current and prospective enterprise customers as to the value of, and benefits delivered by, our solutions and ultimately fail to produce a sale. If we are unsuccessful in closing sales after expending significant resources, our operating results will be adversely affected. Furthermore, if sales forecasted for a particular period do not occur in such period, our operating results for that period could be substantially lower than anticipated and the market price of our common stock could decline.

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

Our customers depend on our support organization and/or our channel partners to resolve any issues relating to our solutions. A high level of customer support and services is important for the successful marketing and sale of our solutions. If we or our channel partners do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our solutions to existing customers could suffer and our reputation with potential customers could be harmed. Many of our channel partners offer primary support for the products they sell to customers. If the channel partners fail to provide timely and effective services, our business could be harmed. As we expand our sales, we will be required to hire and train additional support personnel. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we fail to maintain high quality customer support or to grow our support organization to match any future sales growth, our business may suffer.

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

If we fail to develop and introduce new software, services and features in a timely manner, or if we fail to manage solution transitions, we could experience decreased revenue or decreased selling prices in the future.

Due to the complexity of the type of solutions we produce, there are significant technical risks that may affect our ability to introduce new solutions and features successfully. In addition, we must commit significant resources to developing new software, services and features before knowing whether our investments will result in software and services that are accepted by the market. The success of new software and services depends on many factors, including the ability of our software and services to compete with the offerings from our competitors, cost, and reliability.

If we are unable to develop and introduce new software and services in a timely manner or in response to changing market conditions or enterprise customer requirements, or if these software and services do not achieve market acceptance, our operating results could be materially and adversely affected.

Introductions by us in future periods may also reduce demand for, or cause price declines with respect to, our existing software and services. As new or enhanced software and services are introduced, we must successfully manage the transition from older solutions, avoid excessive levels of older product inventories and ensure that sufficient supplies of new solutions can be delivered to meet enterprise customer demand. Our failure to do so could adversely affect our revenue, gross margins and other operating results.

Our solutions are highly complex and may contain undetected software or hardware errors, which could harm our reputation and future sales.

Because our customers rely on our solutions for critical aspects of their business, any failure to provide high quality and reliable solutions, whether caused by our own failure, failures by our contract manufacturer or suppliers or outages in our data centers, could damage our reputation and reduce demand for our solutions. Software products may contain defects, and as such our products have in the past contained, and may in the future contain, undetected errors or defects. Some errors may only be discovered after a product has been installed or a service has been introduced and used by customers. Any errors or defects discovered after commercial release could result in loss of revenue, loss of customers and increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort or breach of warranty. Our purchase orders contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

We could be exposed to significant risks with our international operations.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	our ability to comply with differing technical and environmental standards and certification requirements outside the United States;
•	difficulties and costs associated with staffing and managing foreign operations;

•	lower gross margins due to higher discounting;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	the need to adapt our solutions for specific countries;
•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
•	changes in regulatory requirements;
•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;
•	more limited protection for intellectual property rights in some countries;
•	adverse tax consequences;
•	fluctuations in currency exchange rates, which could increase the price of our solutions outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;
•	restrictions on the transfer of funds;
•	new and different sources of competition;
•	less access to the end customer where we use our two-tier distribution internationally; and
•	political and economic unrest and instability. For example, the United Kingdom’s recent referendum approving its exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, it is possible that there will be increased regulatory complexities that may adversely affect our operations and financial results. In addition, the announcement of Brexit caused significant volatility in global stock markets and currency exchange fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, which may adversely affect our results of operations and the value of our international assets and investments. In addition, the United Kingdom's withdrawal from the European Union could result in a global economic downturn, which could depress the demand for our solutions.

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

Our Amended and Restated Credit Agreement (the “Credit Facility”) contains, and other agreements we may enter into in the future may contain, covenants imposing restrictions on our business, and requires us to maintain certain financial covenants. These restrictions and covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things, incur additional debt, create liens, consolidate or merge, dispose of any property, redeem common stock or make other distributions to stockholders, make investments or enter into transactions with affiliates.

Although we believe we are in compliance with all of our non-financial and financial covenants under the Credit Facility, our future ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. In the event of our default under the Credit Facility, our lender could declare all amounts borrowed to be due and payable, together with accrued and unpaid interest. If we were unable to repay any debt owed, the lender could proceed against the collateral securing that debt.

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

If third-party technology and intellectual property included, or that we intend to include, in our solutions becomes unavailable to us, our software releases could be delayed while we license or develop equivalent technology or intellectual property, which could harm our business.

We incorporate certain third-party technologies and intend to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology or updates to those technologies may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product or software releases until equivalent technology can be identified, licensed or developed, and integrated into our current solutions. These delays, if they occur, could materially adversely affect our business.

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

Litigation with respect to intellectual property rights in our industry is not uncommon and can often involve patent holding companies who have little or no product revenue and against whom our own patents may provide little or no deterrence. We may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be required to enter into royalty, license or other agreements. We may not be able to obtain these agreements on terms acceptable to us or at all. We may have to incur substantial cost in re-designing our solutions to avoid infringement claims. In addition, disputes regarding our intellectual property rights may deter distributors from selling our products and dissuade potential customers from purchasing such solutions. As such, third-party claims with respect to intellectual property may increase our cost of goods sold or reduce the sales of our solutions, and may have a material and adverse effect on our business.

Failure to protect our intellectual property could substantially harm our business.

Our success and ability to compete are substantially dependent upon our intellectual property. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, enterprise customers, strategic partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We cannot assure you that any additional patents will be issued. Even if patents are issued, they may not adequately protect our intellectual property rights or our solutions against competitors, and third-parties may challenge the scope, validity and/or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

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

Catastrophic disasters or other events beyond our control such as earthquakes and hurricanes could damage our facilities or the facilities of our contract manufacturer or third party data center locations, which could cause us to curtail our operations.

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

Our hosted services rely on communication standards such as SIP and network standards such as Transmission Control Protocol/IP and User Datagram Protocol to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. As standards evolve, we may be required to modify our existing products or develop and support new versions of our services.

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

Changes in telecommunications requirements, or regulatory requirements in other industries in which we operate, in the United States or other countries could affect the sales of our solutions. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our solutions for certain classes of customers. Additionally, in the United States, our solutions must comply with various requirements and regulations of the Federal Communications Commission and other regulatory authorities. In countries outside of the United States, our products must meet various requirements of local telecommunications and other industry authorities. These changes could have a material adverse effect on our business, operating results, and financial condition.

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

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our solution and increase our operating costs. For example, in 2015, the FCC adopted rules intended, in part, to maintain net neutrality and to prevent network operators from discriminating against legal traffic that transverse their networks. It is possible that the FCC could modify or rescind this rule. To the extent network operators attempt to use other laws or regulations to extract fees from us to deliver our services or otherwise engage in discriminatory practices, our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense or otherwise negatively affect our business.

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

Our solutions contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.

Our solutions contain software modules licensed to us under “open source” licenses. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

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

Our stock price has fluctuated significantly. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	fluctuations in the overall stock market;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	actual or anticipated fluctuations in our operating results;
•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell communication products in particular;
•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;
•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;
•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	introduction of technologies or product enhancements that reduce the need for our products;
•	market conditions or trends in our industry or the economy as a whole;
•	lawsuits threatened or filed against us and the outcome of such lawsuits;
•	shareholder activism;
•	future sales of our common stock by our officers, directors and significant stockholders;
•	speculation and uncertainty concerning the completion of our merger with Mitel; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

Our historical revenues and operating results have varied from quarter to quarter. Moreover, our actual or projected operating results for some quarters may not meet our own expectations, or the expectations of stock market analysts and investors, which may cause our stock price to decline. In addition to the factors discussed elsewhere in this “Risk Factors” section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	adverse conditions specific to the Unified Communications industry, including decreased demand due to overall economic conditions or reduced discretionary spending by enterprises, rates of adoption of UC systems and services and introduction of new standards;
•	our ability to attract and retain larger and more productive channel partners;
•	the purchasing and budgeting cycles of customers, in particular, the tendency of some customers to wait until the end of a quarter in the hopes of obtaining a better price;
•	the timing and volume of shipments of our products during a quarter, particularly as we experience an increased level of sales occurring towards the end of a quarter;
•	delays in purchasing decisions by our customers from one quarter to the next, or later;
•	seasonality in our target markets;
•	our ability to attract new channel partners, retain existing channel partners, and their ability to generate revenues;
•	changes in accounting rules;
•	timing of product introductions;
•	the timing of recognition of revenue from sales to our customers;
•	changes in the mix of our solutions sold during a particular period;
•	our ability to control costs, including third-party manufacturing costs and costs of components;
•	our ability to maintain sufficient production volumes for our products from our contract manufacturers;

•	volatility in our stock price, which may lead to higher stock-based compensation expenses;
•	volatility and fluctuation in foreign currency exchange rates;
•	the timing of costs related to the development or acquisition of technologies or businesses;
•	our ability to successfully expand our international operations;
•	general economic conditions or economic recession;
•	a significant growth of hosted and related services sales causing a negative impact to our short term earnings due to how revenue is recognized for hosted and related services as compared to the timing of the recognition of certain related expenses;
•	decline in interest rates on our investments; and
•	publicly-announced litigation, and the impact of such litigation on our operating results.

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

Our headquarters, which is located in Sunnyvale, California, is a 63,781 square foot leased facility. This lease expires in September 2019. We also occupy leased facilities elsewhere in the United States, Europe, Canada, India, Singapore, Hong Kong and Australia.

We maintain a shipping and warehouse facility in Newark, California for our inventory and we rent space as needed at various third-party warehouses throughout the world.

We believe that our current facilities are suitable and adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 13 and Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

Year Ended June 30, 2017	High	Low
First Quarter	$8.32	6.60
Second Quarter	8.35	6.40
Third Quarter	7.50	5.80
Fourth Quarter	6.75	5.80
Year Ended June 30, 2016	High	Low
First Quarter	$7.63	6.75
Second Quarter	10.42	7.41
Third Quarter	8.61	7.00
Fourth Quarter	7.57	5.96

On August 24, 2017, the last reported sales price of our common stock on the NASDAQ Global Select Market was $7.48 per share.

Holders of Record

As of August 24, 2017, there were 63 stockholders of record of our common stock, although we believe there are approximately 6,300 beneficial owners since many brokers and other institutions hold our common stock on behalf of stockholders.

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

During the three months ended June 30, 2017, we did not repurchase any common stock. As of June 30, 2017, we had a remaining authorization of $16.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock and liquidity and general market and business conditions.

Stock Performance Graphs and Cumulative Total Return1

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on June 30, 2012 through June 30, 2017, for (i) our common stock, (ii) the S&P Small Cap 500 Index and (iii) the NASDAQ Telecommunications Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

1	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of ShoreTel, Inc. under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

$100 invested on June 30, 2012 in stock or index. Fiscal year ending June 30,

	2012	2013	2014	2015	2016	2017
ShoreTel, Inc.	$100.00	$92.01	$148.86	$154.79	$152.74	$132.42
S&P Small Cap 500 Index	100.00	120.60	150.27	161.43	167.87	197.92
NASDAQ Telecommunications Index	100.00	135.77	171.20	181.90	179.99	221.54

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of June 30, 2017. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities in column (a))
	(a)	(b)	(c)
	(In thousands, except per share amounts)
Equity compensation plans approved by security holders(1)	8,744	$4.94	7,230
Equity compensation plans not approved by security holders	—	—	—
Total	8,744	$4.94	7,230
(1)	The number of securities remaining available for future issuance in column (c) includes 4,041,000 shares of common stock authorized and available for issuance under our 2015 Equity Incentive Plan (“2015 Plan”) and 3,189,000 shares of common stock authorized and available for issuance under our 2007 Employee Stock Purchase Plan (“ESPP”). The number of shares authorized for issuance under the ESPP is subject to an annual increase. The number of securities to be issued to participants in column (a) does not include shares of common stock to be issued to participants in consideration of aggregate participant contributions under the ESPP as of June 30, 2017. Restricted Stock Units and Awards have been excluded for purposes of computing weighted average exercise prices in column (b).

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

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Revenue:
Hosted and related services	$150,242	$126,670	$105,381	$87,635	$68,844
Product	131,174	158,232	181,272	184,952	186,190
Support and services	76,343	75,382	73,017	65,712	57,076
Total revenue	357,759	360,284	359,670	338,299	312,110
Cost of revenue:
Hosted and related services(1)	70,406	61,384	60,401	54,057	43,087
Product(1)	43,543	51,881	63,253	65,470	63,941
Support and services(1)	17,194	19,199	17,453	16,866	16,624
Total cost of revenue	131,143	132,464	141,107	136,393	123,652
Gross profit	226,616	227,820	218,563	201,906	188,458
Operating expenses:
Research and development(1)	67,068	60,509	53,352	49,758	52,992
Sales and marketing(1)	127,637	126,123	118,931	110,977	120,222
General and administrative(1)	43,532	41,778	39,778	40,356	38,102
Settlements and defense fees	(30)	56	8,475	—	—
Acquisition-related costs	—	1,489	—	—	—
Total operating expenses	238,207	229,955	220,536	201,091	211,316
Income (loss) from operations	(11,591)	(2,135)	(1,973)	815	(22,858)
Other income (expense):
Interest expense	(455)	(469)	(531)	(643)	(1,722)
Interest income and other (expense), net	541	(1,628)	(939)	(637)	(690)
Total other income (expense)	86	(2,097)	(1,470)	(1,280)	(2,412)
Loss before provision for (benefit from) income taxes	(11,505)	(4,232)	(3,443)	(465)	(25,270)
Provision for income taxes	938	560	961	586	426
Net loss	$(12,443)	$(4,792)	$(4,404)	$(1,051)	$(25,696)
Net loss per common share(2):
Basic and diluted	$(0.18)	$(0.07)	$(0.07)	$(0.02)	$(0.44)
Shares used in computing net loss per share:
Basic and diluted	68,100	66,405	63,953	61,191	58,633
(1)	Includes stock-based compensation expense as follows:
	Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Cost of hosted and related services	$261	$1,272	$1,215	$626	$188
Cost of product revenue	53	64	74	69	110
Cost of support and services revenue	370	590	497	569	760

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Research and development	2,256	1,854	1,928	1,704	2,789
Sales and marketing	2,909	2,569	2,391	1,996	2,921
General and administrative	3,940	2,522	2,308	2,352	3,837
Total stock-based compensation expense	$9,789	$8,871	$8,413	$7,316	$10,605
(2)	See Note 8 to the Consolidated Financial Statements in Item 8 for a description of the method used to compute basic and diluted net loss per share.
	As of June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$115,888	$108,159	$90,187	$56,145	$51,276
Working capital	60,402	52,033	44,394	25,643	26,568
Total assets	339,452	342,338	326,456	306,949	301,307
Line of credit, net of debt issuance costs	—	—	—	29,004	19,946
Total stockholders’ equity	202,193	202,729	190,128	177,384	156,146
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed above in the section entitled “Risk Factors.” We report results on a fiscal year ending June 30. For ease of reference within this section, 2017 refers to the fiscal year ended June 30, 2017, 2016 refers to the fiscal year ended June 30, 2016, and 2015 refers to the fiscal year ended June 30, 2015.

Overview

ShoreTel is a leading provider of brilliantly simple business communication solutions. We focus on the small and medium sized businesses seeking a Unified Communications (“UC”) solution allowing them to communicate anytime, anyplace and through any device that they chose.

We provide this to the market via two solutions: ShoreTel Connect, our UC solution, and Contact Center offering and ShoreTel Summit, our platform for creating microservices. ShoreTel Connect delivers a fully featured UC solution and applications such as mobility, collaboration, and workgroups. ShoreTel Connect is unique in that it offers three different delivery models including cloud, onsite and hybrid. Connect Cloud provides a hosted voice solution to our customers. Connect OnSite provides our customers the ability to independently own and operate their equipment. Connect Hybrid enables our customers to use both our cloud and onsite offerings while still delivering the same user experience and providing our customers increased choice and flexibility. Summit, our Communications Platform as a Service (“CPaaS”) offering, delivers the option to create microservices or deeply integrate communications into any application or workflow.

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

We were originally incorporated in California in September 1996 and reincorporated in Delaware in 2007. ShoreTel is based in Sunnyvale, California, and has regional offices in North America, Europe, Asia and Australia. Additionally, our cloud-based services are provided from multiple data centers located in the United States, the United Kingdom and Australia. While most of our customers are located in the United States, we have remained fairly consistent in revenue from international sales, which accounted for approximately 8% of our total revenue in fiscal 2017, 2016 and 2015. We expect sales to customers in the United States will continue to comprise the majority of our sales in the foreseeable future if we remain a stand-alone company.

On July 26, 2017, we entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) with Mitel US Holdings, Inc., a Delaware corporation, Shelby Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) and, with respect to certain obligations set forth in the Merger Agreement, Mitel Networks Corporation, a Canadian corporation. Pursuant to and subject to the terms and conditions of the Merger Agreement, Merger Sub has commenced an all-cash tender offer for any and all of ShoreTel’s outstanding shares of common stock, par value $0.001 per share, at a purchase price of $7.50 per share, net to the seller in cash, without interest, and subject to any required withholding of taxes. The transaction is subject to certain conditions, including the tender of at least one share more than half of all our common stock outstanding as well as regulatory and other related approvals. We have agreed to operate our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the merger and have agreed to certain other customary restrictions on its operations, as set forth in the Merger Agreement.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts and to measure operational effectiveness.

Deferred revenue. Deferred revenue relates to the timing of revenue recognition for specific transactions based on delivery of service, support, specific commitments, product and services delivered to our value-added distributors that have not been delivered or sold through to resellers, and other factors. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our transactions and are recognized as the revenue recognition criteria are met. Nearly all of our onsite system sales include the purchase of post-contractual support contracts with terms of up to five years, and our renewal rates on these contracts have historically been high. We recognize support revenue on a ratable basis over the term of the support contract. Since we receive payment for support in advance of recognizing the related revenue, we carry a deferred revenue balance on our consolidated balance sheet. Almost all of our hosted services are billed a month in advance. Billings that are collected before the service is delivered are included in the deferred revenue balance on our consolidated balance sheet. These amounts are recognized as revenue as the services are delivered. Our deferred revenue balance at June 30, 2017 was $82.8 million, of which $61.5 million is expected to be recognized within one year.

Gross margin. Our gross margin for hosted and related services is lower than the gross margins for support and services and product and is impacted primarily by the reselling of broadband circuits to customers, employee-related expense, data communication cost, data center costs, carrier cost, telecom taxes, and intangible asset amortization expense. We expect that with the growth in hosted and related services revenue, the gross margins may reflect improvement due to economies of scale, synergies and other cost reductions in our service delivery model.

Gross margins for products are primarily affected by our ability to reduce hardware costs faster than the decline in average overall system sales prices. We strive to increase our product gross margin by reducing hardware costs through product redesign and volume discount pricing from our suppliers. In general, product gross margin on our switches is greater than product gross margin on our IP phones. We consider our ability to monitor and manage these factors to be a key aspect of maintaining product gross margins and increasing our profitability if we remain a stand-alone company.

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

Operating expense. Our operating expenses are comprised primarily of compensation and benefits for our employees and related expenses such as travel. Accordingly, increases in operating expenses historically have been primarily related to increases in our headcount. We intend to expand our workforce as we grow if we remain a stand-alone company, and therefore, our ability to forecast revenue is critical to managing our operating expenses.

Average revenue per user. We calculate the average monthly service revenue per user (“ARPU”) for our hosted and related services revenue as the average monthly revenue divided by the average number of seats. The average monthly revenue is calculated as the total hosted and related service revenue from customers in the period, divided by the number of months in the period. The average number of seats is calculated as a simple average of users during the period. Our ARPU includes telecommunication internet circuits that we resell that could, as a percentage of our business, decline over time as our average customer size increases and therefore they are more likely to have their own networks already established. Our monthly ARPU for the three-month period ended June 30, 2017, 2016 and 2015 was approximately $48, $51 and $54, respectively. The decrease in ARPU was primarily due to a greater number of volume discounts related to increased sales to larger enterprise customers and a decrease in the resale of internet circuits to new customers as compared to the existing customer base.

Revenue churn. Revenue churn for our hosted and related services revenue is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The effective management of the revenue churn is critical to our ability to maximize revenue growth and to maintain and improve margins if we remain a stand-alone company. Our annualized revenue churn for the three months ended June 30, 2017, 2016 and 2015 was approximately 5%, 6% and 4%, respectively.

Basis of Presentation

Revenue. We derive our revenue from sales of our onsite IP telecommunications systems, hosted services and related support and services.

Hosted and related services revenue. Hosted and related services and solutions consist primarily of our proprietary hosted VoIP UC system as well as other services such as foreign and domestic calling plans, certain UC applications, internet service provisioning, regulatory and telecommunications fees, training and other professional services. Our hosted and related services are sold through indirect channel resellers and a direct sales force. Our customers enter into one to three-year service agreements whereby they are billed for such services on a monthly basis. Revenue from our hosted and related services is recognized on a monthly basis as services are delivered. Revenue associated with various calling plans and internet services are recognized as such services are provided. Hosted and related services revenues accounted for 42%, 35% and 29% of our total revenues for fiscal 2017, 2016 and 2015, respectively. We expect that hosted and related services revenue will continue to increase as a percentage of total revenue if we remain a stand-alone company.

Product revenue. Product revenue consists of sales of our business communication systems. Our typical system includes a combination of IP phones, switches and software applications primarily for our onsite-based solutions. We sell our products through channel partners that include resellers and value-added distributors. Prices to a given channel partner for hardware and software products depend on that channel partner's volume and other criteria, as well as our own strategic considerations. Product revenue has accounted for 37%, 44%, and 51% of our total revenue for fiscal years 2017, 2016 and 2015, respectively. Product revenue may continue to decline in future periods if we remain a stand-alone company as we continue to focus a greater amount of our sales and marketing efforts to expand our hosted and related services revenue.

Support and services revenue. Support and services revenue primarily consists of post-contractual support, and to a lesser extent revenue from training services, professional services and onsite-based installations that we perform. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet- and phone-based technical support. Revenue from post-contractual support is recognized ratably over the contractual service period. Support and services revenues accounted for 21%, 21% and 20% of our total revenue for fiscal 2017, 2016 and 2015, respectively. Support and services revenue may decline in future periods if we remain a stand-alone company as new support contracts tied to product revenue decline primarily due to the decline in sales volume resulting from our shift in strategic focus from driving growth in product revenue to driving growth in hosted and related services revenue.

Cost of revenue. Cost of hosted and related services revenue consists of personnel and related costs of the hosted services, data center costs, data communication cost, data center costs, costs of regulatory and telecommunications fees, carrier cost and amortization of intangible assets. Cost of product revenue consists primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel, freight, warranty costs and provision for excess inventory. The majority of these costs vary with the unit volumes of products sold. Cost of support and services revenue consists of salary and related overhead costs of personnel engaged in support and service.

Research and development expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We have capitalized development costs incurred from determination of technological feasibility through general release of the product to customers, although capitalized development costs historically have not been significant. We devoted substantial resources to the development of additional functionality of our solutions and the ongoing development of new product technologies and related software applications to support this solution. We intend to continue to make investments in our research and development efforts if we remain a stand-alone company because we believe they are essential to maintaining and improving our competitive position.

Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs, sales and partner commissions, travel, marketing, promotional and lead generation programs, branding and advertising, trade shows, sales demonstration equipment, professional services fees, amortization of intangible assets, and facilities expenses. We plan to continue to invest in development of our distribution channel to enable us to expand into new geographies and further increase our sales to enterprise customers if we remain a stand-alone company. We expect that sales and marketing expenses will continue to be our largest operating expense category.

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

Settlements and defense fees. Settlements and defense fees relate to charges related to probable and estimable settlement amounts and professional fees incurred in connection with an unsolicited acquisition proposal.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2017	2016	2015
Revenue:
Hosted and related services	42%	35%	29%
Product	37%	44%	51%
Support and services	21%	21%	20%
Total revenue	100%	100%	100%
Cost of revenue:
Hosted and related services	20%	17%	17%
Product	12%	15%	17%
Support and services	5%	5%	5%
Total cost of revenue	37%	37%	39%
Gross profit	63%	63%	61%
Operating expenses:
Research and development	19%	17%	15%
Sales and marketing	35%	35%	33%
General and administrative	12%	12%	11%
Settlements and defense fees	—	—	3%
Acquisition-related costs	—	—	—
Total operating expenses	66%	64%	62%
Income (loss) from operations	(3%)	(1)%	(1)%
Other income (expense):
Interest expense	—	—	—
Interest income and other (expense), net	—	—	—
Total other income (expense)	—	—	—
Loss before provision for income taxes	(3%)	(1)%	(1)%
Provision for income taxes	—	—	—
Net loss	(3%)	(1)%	(1)%

Comparison of Fiscal 2017 to 2016 and Fiscal 2016 to 2015

Revenue

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2017 to June 30, 2016		June 30, 2016 to June 30, 2015
				Change $	Change %	Change $	Change %
(In thousands, except percentages)
Hosted and related services revenue	$150,242	$126,670	$105,381	$23,572	19%	$21,289	20%
Product revenue	131,174	158,232	181,272	(27,058)	(17%)	(23,040)	(13%)
Support and services revenue	76,343	75,382	73,017	961	1%	2,365	3%
Total revenue	357,759	360,284	359,670	(2,525)	(1%)	614	—

Total revenue decreased by $2.5 million in fiscal 2017 as compared to fiscal 2016 primarily related to a decrease in product revenue, partially offset by an increase in hosted and related services revenue. Total revenue increased by $0.6 million in fiscal 2016 as compared to fiscal 2015 primarily related to an increase in hosted and related services revenue and support and services revenue, partially offset by a decrease in product revenue. These changes were primarily due to a shift in our strategic focus from driving growth in product revenue to driving growth in hosted and related services revenue, which is a response to our belief that there is a shift in the

UC industry from on onsite-based solutions to cloud-based solutions. This shift in focus is reflected in the decrease in product revenue and increase in hosted and related services revenue during fiscal 2017 and 2016.

Revenue from customers in the United States accounted for approximately 92% of total revenue for years ended June 30, 2016, 2015 and 2014.

Hosted and related services revenue

Hosted and related service revenue increased by $23.6 million, or 19%, in fiscal 2017 and by $21.3 million, or 20%, in fiscal 2016. As a result of our shift in our strategic focus from driving growth in product revenue to driving growth in hosted and related services revenue, we have experienced both continued growth in our hosted customer base and the use of additional services by existing customers resulting in increased hosted and related services revenue in both fiscal 2017 and 2016. During fiscal 2017 the increase in hosted and related services revenue was primarily due to an increase of $18.3 million in sales to new customers as well as an increase of $4.0 million in sales to existing customers. During fiscal 2016 the increase in hosted and related services revenue was primarily due to an increase of $13.6 million in sales to new customers as well as an increase of $5.8 million in sales to existing customers primarily due to market growth enabling the expansion of our customer base resulting from sales to new customers and additional sales to existing customers.

Product revenue

Product revenue decreased by $27.1 million, or 17%, in fiscal 2017 and by $23.0 million, or 13%, in fiscal 2016 primarily due to the decline in sales volume resulting from our shift in strategic focus from driving growth in product revenue to driving growth in hosted and related services revenue. This shift in strategic focus has caused us to experience a decrease in sales in all product lines. During fiscal 2017, the decrease in product revenue was primarily due to a $16.1 million decrease in software license sales, a $6.4 million decrease in phone sales and a $5.2 million decrease in switch sales. During fiscal 2016, the decrease in product revenue was primarily due to a $10.0 million decrease in software license sales, a $4.2 million decrease in switch sales and a $3.3 million decrease in phone sales. Product revenue may continue to decline in future periods if we remain a stand-alone company as we continue to focus a greater amount of our sales and marketing efforts to expand our hosted and related services revenue.

Support and services revenue

Support and services revenue increased by $1.0 million, or 1%, in fiscal 2017, as compared to fiscal 2017 and by $2.4 million, or 3%, in fiscal 2016 as compared to fiscal 2015. The increase in support and services revenue in both fiscal 2017 and 2016 was primarily due to additional sales to existing customers resulting in higher post-contractual support revenues supported by high renewal rates and continued expansion of our customer base resulting from sales to new customers who contract for support agreements.

Gross margin

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2017 to June 30, 2016		June 30, 2016 to June 30, 2015
				Change $	Change %	Change $	Change %
(In thousands, except percentages)
Hosted and related services cost of revenue	$70,406	$61,384	$60,401	$9,022	15%	$983	2%
Product cost of revenue	43,543	51,881	63,253	(8,338)	(16%)	(11,372)	(18%)
Support and services cost of revenue	17,194	19,199	17,453	(2,005)	(10%)	1,746	10%
Total cost of revenue	$131,143	$132,464	$141,107	$(1,321)	(1%)	$(8,643)	(6%)

Hosted and related services gross profit	$79,836	$65,286	$44,980	$14,550	22%	$20,306	45%
Product gross profit	87,631	106,351	118,019	(18,720)	(18%)	(11,668)	(10%)
Support and services gross profit	59,149	56,183	55,564	2,966	5%	619	1%
Total gross profit	$226,616	$227,820	$218,563	$(1,204)	(1%)	$9,257	4%
	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2017 to June 30, 2016	June 30, 2016 to June 30, 2015
				Net Change	Net Change
Hosted and related services gross margin	53%	52%	43%	1%	9%
Product gross margin	67%	67%	65%	—	2%
Support and services gross margin	77%	75%	76%	2%	(1%)
Total gross margin	63%	63%	61%	—	2%

Total gross margin was 63% for both fiscal 2017 and 2016 as compared to 61% in fiscal 2015. The increase in total gross margin was primarily due to the increase in hosted and related services gross margin.

Hosted and related services gross margin

Hosted and related service gross margins increased one percentage point in fiscal 2017 as compared to nine percentage points in fiscal 2016. The increase in fiscal 2017 was due to an increase in hosted and related revenue of $23.6 million, or 19%, partially offset by an increase in hosted and related services cost of revenue of $9.0 million, or 15%. The increase in fiscal 2016 was due to an increase in hosted and related revenue of $21.3 million, or 20%, partially offset by an increase in hosted and related services cost of revenue of $1.0 million, or 2%. In addition, the increase was in fiscal 2016 was due to the release of $2.0 million in fiscal 2016 related to certain previously accrued surcharges as a result of favorable resolutions as well as reaching the statute of limitations in those jurisdictions. The improvements in both periods were primarily due to operational efficiencies as we were able to grow revenue at a faster rate than the incremental cost to provide the services.

Product gross margin

Product gross margins remained consistent at 67% in both fiscal 2017 and fiscal 2016.

Product gross margins increased to 67% in fiscal 2016 as compared to 65% in fiscal 2015. This increase was primarily due to the recognition of a $1.0 million expense during fiscal 2015 representing settlement of a legal matter with no corresponding charge in fiscal 2016.

Support and Services gross margin

Support and services gross margins increased by two percentage points in fiscal 2017 as compared to fiscal 2016. This increase was driven by operational improvements which allowed lower personnel costs to support a larger customer base.

Support and services gross margins remained relatively consistent at 75% in fiscal 2016 as compared to 76% in fiscal 2015.

Operating expenses

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2017 to June 30, 2016		June 30, 2016 to June 30, 2015
				Change $	Change %	Change $	Change %
(In thousands, except percentages)
Research and development	$67,068	$60,509	$53,352	$6,559	11%	$7,157	13%
Sales and marketing	127,637	126,123	118,931	1,514	1%	7,192	6%
General and administration	43,532	41,778	39,778	1,754	4%	2,000	5%
Settlements and defense fees	(30)	56	8,475	(86)	(154%)	(8,419)	(99%)
Acquisition-related costs	—	1,489	—	(1,489)	(100%)	1,489	N/A

Research and development. Research and development expense increased by $6.6 million, or 11%, in fiscal 2017 compared to fiscal 2016. The increase in research and development expenses was primarily due to an increase of $4.8 million in personnel costs, including related benefits costs and an increase in the allocation of corporate expenses of $1.3 million and an increase in information technology related project costs of $0.6 million. These increases primarily related to including costs resulting from our acquisition of Corvisa LLC (“Corvisa”) in January 2016 for a full twelve months in fiscal 2017 as compared to only recognizing such costs for approximately six months of fiscal 2016.

Research and development expense increased by $7.2 million, or 13%, in fiscal 2016 compared to fiscal 2015. The increase in research and development expenses was primarily due to an increase of $6.8 million in personnel costs, including related benefits costs and an increase in the allocation of corporate expenses of $1.1 million. These increases primarily related to an increase in headcount of research and development personnel. The increase in headcount was in part due to the acquisition of Corvisa in January 2016. These increases were partially offset by a decrease in consulting and professional services of $0.9 million.

Sales and marketing. Sales and marketing expenses increased by $1.5 million, or 1%, in fiscal 2017 compared to fiscal 2016. The increase in sales and marketing expenses from the prior year was primarily due to an increase in partner commissions and related promotional activities of $2.9 million and an increase in trade show related costs of $2.0 million. These increases were partially offset by a decrease in personnel costs, including related benefits, bonus and commissions, of $2.4 million, primarily related to a decrease in headcount, and a decrease in travel related costs of $1.1 million.

Sales and marketing expenses increased by $7.2 million, or 6%, in fiscal 2016 compared to fiscal 2015. The increase in sales and marketing expenses from the prior year was primarily due to an increase in personnel costs, including related benefits, bonus and commissions, of $4.9 million primarily related to an increase in headcount, in part due to the acquisition of Corvisa, and increased demand generation, partner commissions and promotional activities of $2.5 million.

General and administrative. General and administrative expenses increased by $1.8 million, or 4%, in fiscal 2017 compared to fiscal 2016. The increase in general and administrative expenses from the prior year was primarily due to an increase in personnel costs, including related benefits costs, of $2.9 million.

General and administrative expenses increased by $2.0 million, or 5%, in fiscal 2016 compared to fiscal 2015. The increase in general and administrative expenses from the prior year was primarily due to an increase in personnel costs, including related benefits costs, of $3.2 million, partially offset by a decrease in information technology related project costs of $0.8 million.

Settlements and defense fees. Settlements and defense fees for fiscal 2017 and 2016 were comprised of adjustments related to accrued interest and certain penalties associated with the final settlement of the Internal Revenue Service (“IRS”) proposed withholding tax adjustment for the 2008 through 2012 tax years.

Settlements and defense fees of $8.5 million for fiscal 2015 were comprised of $6.8 million related to a settlement on escrow claims related to the acquisition of M5 Networks, Inc. (“M5”), $1.1 million related to an IRS proposed adjustment and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal. The $6.8 million expense related to the settlement on escrow claims was comprised of a $3.6 million charge related to the impairment of the indemnification asset, a $2.5 million charge for professional fee reimbursement and a $0.7 million modification accounting charge related to the change in fair value of foregone stock per the Agreement and Plan of Reorganization between M5 and the Company.

Acquisition-related costs. Acquisition-related costs of $1.5 million for fiscal 2016 primarily consisted of direct costs incurred related to the acquisitions of M5 Networks Australia Pty Ltd (“M5 Australia”) and Corvisa. There were no corresponding costs for fiscal 2017 or 2015.

Other income (expense), net

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2017 to June 30, 2016		June 30, 2016 to June 30, 2015
				Change $	Change %	Change $	Change %
(In thousands, except percentages)
Interest expense	$(455)	$(469)	$(531)	14	3%	$62	12%
Interest income and other (expense), net	541	(1,628)	(939)	2,169	133%	(689)	(73%)

Interest expense. Interest expense remained relatively consistent at $0.5 million for fiscal 2017, 2016, 2015.

Interest income and other (expense), net. Interest income and other (expense), increased by $2.1 million in fiscal 2017 as compared to the fiscal 2016 primarily due to a $0.9 million gain on the sale of a non-marketable investment in fiscal 2017 as well as $0.9 million of amortization expense incurred in fiscal 2016 with no corresponding charges in fiscal 2017.

Interest income and other (expense), net increased by $0.7 million in fiscal 2016 as compared to fiscal 2015 primarily due to amortization expenses incurred in fiscal 2016

Provision for income tax

	Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2017 to June 30, 2016		June 30, 2016 to June 30, 2015
				Change $	Change %	Change $	Change %
(In thousands, except percentages)
Provision for income taxes	$938	$560	$961	$378	68%	$(401)	(42%)

Our effective tax rate differs from the statutory rate largely due to our providing a full valuation allowance on the current year net operating losses. The provision for income taxes in fiscal 2017, 2016 and 2015 was primarily related to state and foreign income tax expense.

Liquidity and Capital Resources

Cash and cash equivalents and investments

The following table summarizes our cash and cash equivalents and short-term investments (in thousands):

	Year Ended June 30,
	2017	2016	2015
Cash and cash equivalents	$67,223	$61,726	$82,162
Short-term investments	48,665	46,433	38,025
Total	$115,888	$108,159	$90,187

As of June 30, 2017, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $115.9 million, net accounts receivable of $31.4 million and the balance available of $51.7 million for borrowing under our Credit Facility (as defined below).

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

The borrowings under the Credit Facility accrue interest (at our election) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on our consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon our consolidated EBITDA. We also pay commitment fees during the term of the Credit Facility which varies depending on our consolidated EBITDA. The Credit Facility is secured by substantially all of our assets.

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires us to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. As of June 30, 2017, we were in compliance with all such covenants and no amounts were outstanding under the Credit Facility.

Historically, our principal uses of cash have consisted of the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our new products, purchases of property and equipment and acquisitions.

If we remain a stand-alone company, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the addition of new business initiatives, the timing and extent of our expansion into new geographies, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, common stock repurchases and acquisition and licensing activities. We may enter into agreements relating to potential investments in, or acquisitions of, complementary businesses or technologies in the future, which could also require us to seek additional equity or debt financing. If needed, additional funds may not be available on terms favorable to us or at all. We believe that the available amounts under the line of credit together with our cash flows from our operations will be sufficient to fund our operating requirements for at least the next twelve months.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Cash provided by operating activities	$16,433	$35,086	$41,145
Cash used in investing activities	$(13,144)	$(63,693)	$(19,504)
Cash provided by financing activities	$2,208	$8,171	$7,049

Cash flows from operating activities

Net loss during fiscal 2017, 2016 and 2015 included non-cash charges of $9.8 million, $8.9 million and $8.4 million in stock-based compensation expense, respectively, and depreciation and amortization of $20.6 million, $20.5 million and $19.1 million, respectively. Net loss during fiscal 2015 included a charge related to the impairment of the indemnification asset of $3.6 million with no corresponding charge in the fiscal 2017 or fiscal 2016. Net loss during fiscal 2017 included a gain on the sale of a non-marketable investment of $0.9 million with no corresponding gain in fiscal 2016 or fiscal 2015.

Cash provided by operating activities of $16.4 million during fiscal 2017 also reflects net changes in operating assets and liabilities, which used $1.2 million of cash consisting primarily of a decrease in accrued liabilities and other of $5.1 million, a decrease in accrued employee compensation of $2.2 million and a decrease in accounts payable of $1.1 million. These cash outflows were partially offset by an increase in deferred revenue of $5.1 million, a decrease in accounts receivable of $1.3 million and a decrease in inventory of $0.7 million.

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

Net cash flow used in investing activities in fiscal 2017 was $13.1 million and primarily consisted of $32.0 million used to purchase investment securities and $10.9 million used to purchase property and equipment, partially offset by maturities of short-term investments of $29.3 million and proceeds from the sale of non-marketable securities of $1.1 million.

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

Cash flows from financing activities

Net cash provided by financing activities was $2.2 million in fiscal 2017. In fiscal 2017, we received proceeds of $6.1 million from the issuance of common stock under various equity incentive plans, offset by the payment of $1.5 million for employee tax obligations associated with the vesting of restricted stock units. In addition, we repurchased $2.3 million of common stock during fiscal 2017.

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

Common Stock Repurchases

In May 2016, the Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock from time to time at the discretion of our management. This stock repurchase authorization has no expiration date. During fiscal 2017, we repurchased approximately 339,000 shares of our common stock at a total cost of $2.3 million. As of June 30, 2017, we had a remaining authorization of $16.9 million for future share repurchases.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(In thousands)
Operating lease obligations	$22,119	$7,095	$9,975	$5,049	$—
Line of credit	—	—	—	—	—
Non-cancellable purchase commitments (inventory and software licenses)	15,272	13,498	1,051	723	—
Outstanding letters of credit	635	635	—	—	—
Total	$38,026	$21,228	$11,026	$5,772	$—

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

In addition to our contractual obligations noted above, we have a contractual obligation related to unrecognized tax benefits of approximately $6.0 million as of June 30, 2017.

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

Revenue Recognition

We derive our revenue from the sale of cloud-based and onsite-based Unified Communication systems and services.

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

Hosted and related services revenues:

Our hosted and related services and solutions consist primarily of our proprietary hosted VoIP UC system as well as other services such as minutes usage from foreign and domestic calling plans, certain UC applications, Internet service provisioning, training and other professional services. Additionally, we offer our customers the ability to purchase phones from us directly or rent such phones as part of their service agreements. Customers are not required to purchase phones from us directly as they can independently purchase such equipment. Our customers enter into a 12-month or 36-month service agreement whereby they are billed for such services on a monthly basis.

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

Product and Support and services revenues:

The sale of IP telecommunication systems includes hardware, primarily phones and voice switches, software components and may also include training, installation, professional services and post-contractual support for the products. Our business strategy is centered on selling to enterprise customers through channel partners rather than directly. Sales to value-added distributors allow us to leverage our existing distribution infrastructure and sales personnel.

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

We recognize revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is reasonably assured. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with reseller partners generally do not include rights of return or acceptance provisions. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which we will accept a return. We maintain a reserve for such returns based on historical experience with reseller partners. The agreements with our value-added distributors allow for limited rights of return of products generally purchased within the previous 90 days. In addition to such return rights, we generally offer price protection provisions to our distributors when there is a permanent reduction of our sales prices. In such cases, we are obligated to grant the distributor a credit for the difference between the change in the aggregate price of any amounts that have been purchased but unsold by the distributor as of the effective date of such decrease. In addition, certain of our distributors stock phones and switches and purchase licenses only upon sale to a value added reseller or end customer. Revenue is deferred for distributors until the distributor sells the hardware and license to their customer which would constitute a complete configuration of our system. To the extent that our agreements contain acceptance terms, we recognize revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances and product warranties are recorded at the time revenue is recognized based on our historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to accounts receivable on the balance sheet.

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

Goodwill and Purchased-Intangible Assets

Goodwill is tested for impairment on an annual basis on June 30th and when specific circumstances dictate between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in fiscal 2017, 2016, or 2015. The fair value of our single reporting unit was significantly in excess of the carrying value, which includes goodwill.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no indicators of impairment of purchased-intangible assets identified in fiscal 2017, 2016, or 2015.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is based on several factors, including our past earnings and the scheduling of deferred taxes and projected income from operating activities. As of June 30, 2017, we do not believe it is more likely than not that the deferred tax assets relating to U.S. federal and state operations are realizable. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. Our income tax benefit recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

We had federal net operating loss carryforwards of approximately $107.1 million as of June 30, 2017, which expire at various dates between 2023 and 2037. These net operating loss carryforwards include the effects of a favorable tax ruling determined under Section 382 by the Internal Revenue Service in March 2010 as well as federal net operating loss carryforwards available from prior acquisitions. We have not completed Section 382 studies for net operating losses incurred in the years subsequent to July 2007. Upon the completion of these studies, the amount of net operating losses available for utilization may be limited.

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

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In the normal course of our business, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in foreign currencies. We are primarily exposed to foreign currency fluctuations related to collections from accounts receivable balances and cash in banks that are denominated in Australian dollar, British pound, Canadian dollar and the Euro. During the years ending June 30, 2017 and 2016, we used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. We used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. As of June 30, 2017, a 10% change in the applicable foreign exchange rates would result in an approximately $0.7 million increase or decrease in our pretax earnings.

In addition, we currently hold our investment portfolio in accounts with two financial firms. If these firms were to experience financial or other regulatory difficulties, it might be difficult for us to access our investments in a timely manner.

Interest Rate Risk

Our exposure to the interest rate risk due to changes in the general level of United States interest rates is due to both our cash equivalents and short term investments and our indebtedness. We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material positive impact on interest earnings for our portfolio. The following table presents the hypothetical change in fair values in the financial instruments we held at June 30, 2017 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates on our investment portfolio, which had a fair value of $50.2 million at June 30, 2017. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 100, 50 and 25 basis points.

	Decrease in Interest Rates			Increase in Interest Rates
(in thousands)	-100 BPS	-50 BPS	-25 BPS	25 BPS	50 BPS	100 BPS
Total fair market value	$50,467	$50,308	$50,229	$50,071	$49,992	$49,833
Percentage change in fair market value	0.6%	0.3%	0.2%	(0.2%)	(0.3%)	(0.6%)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHORETEL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoreTel, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 8, 2017

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$67,223	$61,726
Short-term investments	48,665	46,433
Accounts receivable, net of allowances of $500 and $678 as of June 30, 2017 and 2016, respectively	31,393	32,902
Inventories	11,624	12,488
Prepaid expenses and other current assets	13,019	13,420
Total current assets	171,924	166,969

Property and equipment, net	19,066	21,551
Goodwill	129,449	129,449
Intangible assets, net	12,087	18,788
Other assets	6,926	5,581
Total assets	$339,452	$342,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,011	$14,932
Accrued liabilities and other	15,633	20,397
Accrued employee compensation	16,740	18,925
Accrued taxes and surcharges	3,614	3,917
Deferred revenue	61,524	56,765
Total current liabilities	111,522	114,936

Long-term deferred revenue	21,245	20,940
Other long-term liabilities	4,492	3,733
Total liabilities	137,259	139,609
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $.001 per share, authorized 5,000 shares; none issued and outstanding	—	—
Common stock and additional paid-in capital, par value $.001 per share, authorized 500,000; 69,122 shares issued and 68,657 shares outstanding as of June 30, 2017 and 67,517 shares issued and 67,391 shares outstanding as of June 30, 2016	394,184	379,871
Treasury stock, at cost	(3,117)	(819)
Accumulated other comprehensive income (loss)	(72)	36
Accumulated deficit	(188,802)	(176,359)
Total stockholders’ equity	202,193	202,729
Total liabilities and stockholders’ equity	$339,452	$342,338

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended June 30,
	2017	2016	2015
	(Amounts in thousands, except per share amounts)
Revenue:
Hosted and related services	$150,242	$126,670	$105,381
Product	131,174	158,232	181,272
Support and services	76,343	75,382	73,017
Total revenue	357,759	360,284	359,670
Cost of revenue:
Hosted and related services	70,406	61,384	60,401
Product	43,543	51,881	63,253
Support and services	17,194	19,199	17,453
Total cost of revenue	131,143	132,464	141,107
Gross profit	226,616	227,820	218,563
Operating expenses:
Research and development	67,068	60,509	53,352
Sales and marketing	127,637	126,123	118,931
General and administrative	43,532	41,778	39,778
Settlements and defense fees	(30)	56	8,475
Acquisition-related costs	—	1,489	—
Total operating expenses	238,207	229,955	220,536
Income (loss) from operations	(11,591)	(2,135)	(1,973)
Other income (expense):
Interest expense	(455)	(469)	(531)
Interest income and other (expense), net	541	(1,628)	(939)
Total other income (expense)	86	(2,097)	(1,470)
Loss before provision for income tax	(11,505)	(4,232)	(3,443)
Provision for income taxes	938	560	961
Net loss	$(12,443)	$(4,792)	$(4,404)
Net loss per common share, basic and diluted	$(0.18)	$(0.07)	$(0.07)
Shares used in computing net loss per common share, basic and diluted	68,100	66,405	63,953

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Net loss	$(12,443)	$(4,792)	$(4,404)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments, net	(108)	32	3
Other comprehensive income (loss)	(108)	32	3
Comprehensive loss	$(12,551)	$(4,760)	$(4,401)

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In-Capital		Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount
	(Amounts in thousands)
BALANCE - June 30, 2014	62,824	$344,546	$—	$1	$(167,163)	$177,384

Common stock issued under stock-based compensation plans, net of taxes paid	2,231	8,068				8,068
Stock-based compensation expense		8,413				8,413
Fair value of escrow settlement modification		664				664
Unrealized gain on short term investments, net				3		3
Net loss					(4,404)	(4,404)

BALANCE - June 30, 2015	65,055	$361,691	$—	$4	$(171,567)	$190,128

Common stock issued under stock-based compensation plans, net of taxes paid	2,462	9,309				9,309
Stock-based compensation expense		8,871				8,871
Repurchases of common stock	(126)		(819)			(819)
Unrealized gain on short term investments, net				32		32
Net loss					(4,792)	(4,792)

BALANCE - June 30, 2016	67,391	$379,871	$(819)	$36	$(176,359)	$202,729

Common stock issued under stock-based compensation plans, net of taxes paid	1,605	4,524				4,524
Stock-based compensation expense		9,789				9,789
Repurchases of common stock	(339)		(2,298)			(2,298)
Unrealized loss on short term investments, net				(108)		(108)
Net loss					(12,443)	(12,443)

BALANCE - June 30, 2017	68,657	$394,184	$(3,117)	$(72)	$(188,802)	$202,193

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,443)	$(4,792)	$(4,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,597	20,506	19,072
Stock-based compensation expense	9,789	8,871	8,413
Amortization of premium on investments	374	161	120
Loss on disposal of property, equipment and other assets	56	145	97
Provision for doubtful accounts receivable	217	216	182
Impairment of indemnification asset	—	—	3,584
Fair value of escrow settlement modification	—	—	664
Gain on non-marketable investments	(920)	—	—
Changes in assets and liabilities:
Accounts receivable	1,292	3,683	(2,918)
Inventories	711	2,910	11,413
Indemnification asset	—	—	2,022
Prepaid expenses and other current assets	605	2,109	(4,249)
Other assets	(215)	(4)	(34)
Accounts payable	(1,079)	(701)	(795)
Accrued liabilities and other	(5,127)	(1,249)	7,687
Accrued employee compensation	(2,185)	3,101	(1,216)
Accrued taxes and surcharges	(303)	(5,985)	(2,284)
Deferred revenue	5,064	6,115	3,791
Net cash provided by operating activities	16,433	35,086	41,145

Cash flows from investing activities:
Purchases of investments	(31,994)	(48,210)	(12,176)
Proceeds from sale/maturities of investments	29,280	9,673	5,757
Purchases of property and equipment	(10,937)	(10,834)	(11,393)
Cost of acquisition of businesses, net of cash acquired	—	(14,322)	—
Purchase of software licenses, patents and other intangible assets	(567)	—	(1,692)
Proceeds from sales/maturities of non-marketable investments	1,074	—	—
Net cash used in investing activities	(13,144)	(63,693)	(19,504)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,067	10,589	9,294
Taxes paid on vested and released stock awards	(1,543)	(1,280)	(1,226)
Repurchases of common stock	(2,298)	(819)	—
Payments made under capital leases	(18)	(319)	(393)
Debt issuance costs	—	—	(626)
Net cash provided by (used in) financing activities	2,208	8,171	7,049

Net increase (decrease) in cash and cash equivalents	5,497	(20,436)	28,690
Cash and cash equivalents at beginning of year	61,726	82,162	53,472
Cash and cash equivalents at end of year	$67,223	$61,726	$82,162

Supplemental cash flow disclosure:
Cash paid for interest	$12	$26	$298
Cash paid for income taxes	$785	$1,209	$885

Noncash financing and investing activities:
Purchase of patents included in period-end liabilities	$—	$—	$333
Unpaid portion of property and equipment purchases included in period-end accounts payable	$317	$998	$1,318

See notes to consolidated financial statements

SHORETEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company – ShoreTel, Inc. was incorporated in California on September 17, 1996 and reincorporated in Delaware on June 22, 2007. ShoreTel, Inc. and its subsidiaries (referred herein as “the Company”) is a leading provider of brilliantly simple business communication solutions, comprised of integrated voice, video, data and mobile applications based on Internet Protocol (“IP”) technologies. The Company focuses on the small and medium sized businesses, with a Unified Communications (“UC”) platform that allows them to communicate anytime, anyplace, and through any device that they choose. The Company’s strategy is to provide customers with a flexible choice of deployment options: either operating the Company’s solution by subscribing to our cloud-based communication services, in their own onsite data centers or a hybrid combination of both.

On July 26, 2017, the Company entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) with Mitel US Holdings, Inc., a Delaware corporation, Shelby Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) and, with respect to certain obligations set forth in the Merger Agreement, Mitel Networks Corporation, a Canadian corporation. See Note 18 for additional details regarding this definitive agreement.

Fiscal Year End – The Company operates on a fiscal year ending June 30.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries located worldwide. All transactions and balances between the parent and the subsidiaries have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The use of estimates is included in certain areas including revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory and other assets valuation, accrued taxes and surcharges, accounting for income taxes and accounting for goodwill and purchased intangible assets. Actual results could differ from those estimates.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of June 30, 2017, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by multiple financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. At June 30, 2017 and June 30, 2016 one value-added distributor accounted for 50% and 42% of the total accounts receivable, respectively.

Fair Value of Financial Instruments – The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. Refer to Note 6 to the Consolidated Financial Statements for discussion of the methods used to determine the fair value of short-term investments. Refer to Note 7 to the Consolidated Financial Statements for discussion of the methods used to determine the fair value of the line of credit.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions.

Investments – The Company’s short-term investments are comprised of U.S. Government agency securities, corporate bonds and commercial paper. These investments are held in the custody of two major financial institutions. The specific identification method is used to determine the cost basis of disposed fixed income securities. At June 30, 2017 and 2016, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with net unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

The Company recognizes an impairment charge when a decline in the fair value of its investments is considered to be other-than-temporary. An impairment is considered other-than-temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income (“OCI”). In estimating the amount and timing of cash flows expected to be collected, the Company considers all available information including past events, current conditions, the remaining payment terms of the security, the financial condition of the issuer, expected defaults, and the value of underlying collateral. The Company has determined that gross unrealized losses on short-term investments at June 30, 2017 and 2016 are temporary in nature because each investment meets our investment policy and credit quality requirements. The Company has the ability and intent to hold these investments until they recover their unrealized losses, which may not be until maturity. Evidence that we will recover our investments outweighs evidence to the contrary.

Allowance for Doubtful Accounts – The Company records an allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

The change in allowance for doubtful accounts is summarized as follows (in thousands):

	June 30,
	2017	2016	2015
Allowance for doubtful accounts - beginning	$678	$631	$636
Current period provision	217	216	182
Provision related to the acquisition of a business	—	79	—
Write-offs charged to allowance, net of recoveries	(395)	(248)	(187)
Allowance for doubtful accounts - ending	$500	$678	$631

Inventories – Inventories, which consist principally of raw materials, finished goods and inventories held by distributors are stated at the lower of cost or market, with cost being determined under a standard cost method that approximates first-in, first-out. The Company accounts for excess and obsolete inventory by reducing the carrying value to the estimated market value of the inventory based upon management’s assumptions about future demand and market conditions.

Property and Equipment – Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the lease term.

Software to be Sold, Leased or Marketed – Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established; therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant. Capitalized costs are amortized using the straight-line method over the estimated economic life of the product. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life.

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

Goodwill and Purchased-Intangible Assets – Goodwill is tested for impairment on an annual basis on June 30th and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The Company has a single reporting unit. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill identified in fiscal 2017, 2016 and 2015.

Purchased-intangible assets are amortized on a straight-line basis over the periods of benefit, ranging from two to eight years. The Company performs a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified in fiscal 2017, 2016 and 2015.

Long-Lived Assets – The Company evaluates the carrying value of long-lived assets to be held and when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. There was no impairment of long-lived assets identified in fiscal 2017, 2016 and 2015.

Treasury Shares – From time to time, the Company repurchases shares of its common stock, depending on market conditions, in the open market, in accordance with programs authorized by the Board of Directors. Repurchased shares are held as treasury stock until such time as they are retired or re-issued. Retirements of treasury stock are non-cash equity transactions in which the reacquired shares are returned to the status of authorized but unissued shares and the cost is recorded as a reduction to both retained earnings and treasury stock.

Revenue Recognition – The Company derives its revenue from the sale of cloud-based and onsite-based Unified Communication systems and services.

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

Product and Support and Services Revenues:

The sale of IP telecommunication systems includes hardware, primarily phones and voice switches, software components and may also include training, installation, professional services and post-contractual support for the products. The Company’s business strategy is centered on selling to enterprise customers through channel partners rather than directly. Channel partners include resellers as well as value-added distributors who in turn sell to the resellers. Sales to value-added distributors allow the Company to leverage its existing distribution infrastructure and sales personnel.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, product has shipped or delivery has occurred (depending on when title passes), the sales price is fixed or determinable and free of contingencies and significant uncertainties, and collection is reasonably assured. The fee is considered fixed or determinable at the execution of an agreement, based on specific products and quantities to be delivered at specified prices. The agreements with reseller partners generally do not include rights of return or acceptance provisions. Even though substantially all of the contractual agreements do not provide return privileges, there are circumstances for which the Company will accept a return. The Company maintains a reserve for such returns based on historical experience with reseller partners. The agreements with the Company’s value-added distributors allow for limited rights of return of products generally purchased within the previous 90 days. In addition to such return rights, the Company generally offers price protection provisions to its distributors when there is a permanent reduction of its sales prices. In such cases, the Company is obligated to grant the distributor a credit for the difference between the changes in the aggregate price of any amounts that have been purchased but unsold by the distributor as of the effective date of such decrease. In addition, certain of the Company’s distributors stock phones and switches and purchase licenses only upon sale to a value added reseller or end customer. Revenue is deferred for distributors until the distributor sells the hardware and license to their customer which would constitute a complete configuration of our system. To the extent that the Company’s agreements contain acceptance terms, the Company recognizes revenue upon product acceptance, unless the acceptance provision is deemed to be perfunctory. Payment terms to customers generally range from net 30 to net 60 days. In the event payment terms are extended materially from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payment becomes due. The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, the

Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Provisions for return allowances are recorded at the time revenue is recognized based on the Company’s historical experience. The provision for return allowances is recorded as a reduction to revenues on the statement of operations and is included as a reduction to accounts receivable on the balance sheet.

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

Most of the products and services included in an onsite-based system qualify as separate units of accounting. Many of the Company’s products have both software and non-software components that function together to deliver the essential functionality of the integrated system product. The Company analyzes all of its software and non-software products and services and considers the features and functionalities of the individual elements and the stand alone sales of those individual components among other factors, to determine which elements are essential or non-essential to the overall functionality of the integrated system product. The Company recognizes revenue related to installation services and training upon delivery of the service.

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

Channel Partner Programs and Incentives – The Company records estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. The Company also accrues for co-op marketing funds as a marketing expense if the Company receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues.

Warranties – The majority of the Company’s products are covered by a one-year limited manufacturer’s warranty. Estimated contractual warranty obligations are recorded when related sales are recognized based on historical experience. The determination of such provision requires the Company to make estimates of product return rates and expected costs to repair or replace the product under warranty. If actual costs differ significantly from these estimates, additional amounts are recorded when such costs are probable and can be reasonably estimated. The provisions for product warranties are recorded within cost of goods sold on the statement of operations and included within accrued liabilities and other on the balance sheet and are insignificant for fiscal 2017 and 2016.

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

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statements of Operations for the years ended June 30, 2017, 2016 and 2015 (in thousands):

	Year Ended June 30,
	2017	2016	2015
Cost of hosted and related services revenue	$261	$1,272	$1,215
Cost of product revenue	53	64	74
Cost of support and services revenue	370	590	497
Research and development	2,256	1,854	1,928
Sales and marketing	2,909	2,569	2,391
General and administrative	3,940	2,522	2,308
Total stock-based compensation expense	$9,789	$8,871	$8,413

Foreign Currency Translation – The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs; however, the majority of sales transactions are denominated in U.S.

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

Recent Accounting Pronouncements

New Accounting Updates Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings, which responds to SEC staff announcements made in 2016 as it relates to the disclosure of the future impact of the effects of the new FASB guidance on revenue, leases and credit losses on financial instruments. This accounting guidance was effective upon issuance in January 2017. As of January 1, 2017, the Company has adopted ASU 2017-03 and has made the required disclosures within the consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) – an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. From August 2015 through December 2016, the FASB issued subsequent amendments to the initial guidance within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20. These amendments are intended to improve and clarify the implementation guidance of Topic 606. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. This guidance may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period.

The Company is in the process of evaluating the impact of its pending adoption of this guidance on its revenue transactions, including any impacts on associated processes, systems, and internal controls. The Company has started reviewing each of its revenue streams that may be impacted by the adoption of this guidance, including the determination whether the performance obligations will change as compared to current generally accepted accounting principles in the United States of America (“GAAP”), as well as determining the stand-alone selling price of each performance obligation. The Company is also assessing if sales commissions will need to be capitalized upon adoption of the new ASU and evaluating the proper period over which to amortize these capitalized costs. In addition, the Company is evaluating revenue recognition related to sales made to resellers and value-added distributors. The Company continues to evaluate the impact of this guidance on its consolidated financial statements and any preliminary assessments are subject to change.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including certain income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2016. Early adoption is permitted The Company does not expect the adoption of this accounting standard will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2019. Early adoption is permitted in annual financial reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this accounting guidance may have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. An entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2019. The Company does not expect that its adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, which amends the requirements in GAAP related to accounting for changes to the terms of share-based compensation awards. This accounting guidance is effective for the Company in annual financial reporting periods beginning after December 15, 2017 with early adoption permitted. The Company does not expect that its adoption of this guidance will have a material impact on its consolidated financial statements.

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

In accordance with ASC 805, Business Combinations, the acquisition of M5 Australia was recorded using the acquisition method. Under the acquisition method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The excess of the fair value of consideration paid over the fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $5.2 million. The goodwill consists largely of expected expansion of the customer base and market share within the Australian hosted communications industry. The goodwill recorded is not deductible for income tax purposes.

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

In accordance with ASC 805, Business Combinations, the acquisition of Corvisa was recorded using the acquisition method. Under the acquisition method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair value of purchased identifiable intangible assets was derived from model-based valuations from significant unobservable inputs (“Level 3 inputs”) determined by management. The fair value of purchased identifiable intangible assets was determined using the Company’s discounted cash flow models from operating projections prepared by management using a market participant rate of 35.0%. The excess of the preliminary fair value of consideration paid over the preliminary fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of approximately $1.5 million. The goodwill consists largely of expected expansion of the customer base and market share within hosted communications industry. The goodwill recorded is deductible for income tax purposes.

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

3. BALANCE SHEET COMPONENTS

Balance sheet components consisted of the following:

	As of June 30,
	2017	2016
	(Amounts in thousands)
Inventories:
Raw materials	$52	$57
Distributor inventory	2,192	1,677
Finished goods	9,380	10,754
Total inventories	$11,624	$12,488

Property and equipment:
Computer equipment and tooling	$35,872	$33,739
Customer premise equipment	23,522	17,194
Software	7,932	7,328
Furniture and fixtures	3,676	3,880
Leasehold improvements & others	9,643	8,836
Total property and equipment	80,645	70,977
Less accumulated depreciation and amortization	(61,579)	(49,426)
Property and equipment – net	$19,066	$21,551

Deferred revenue:
Product	$7,076	$5,433
Support and services	61,485	59,465
Hosted and related services	14,208	12,807
Total deferred revenue	$82,769	$77,705

Depreciation expense for the years ended June 30, 2017, 2016 and 2015 was $12.9 million, $11.9 million and $10.6 million, respectively.

4. SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$23,213	$—	$(27)	$23,186
U.S. Government agency securities	25,524	—	(45)	25,479
Total short-term investments	$48,737	$—	$(72)	$48,665
	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$26,359	$9	$(5)	$26,363
U.S. Government agency securities	20,038	32	—	20,070
Total short-term investments	$46,397	$41	$(5)	$46,433

Tax amounts related to unrealized gains (losses) were immaterial for all periods presented.

The following table summarizes the maturities of the Company’s short-term investments by contractual maturity (in thousands):

	June 30, 2017
	Amortized Cost	Fair Value
Less than 1 year	$43,058	$42,993
Due in 1 to 3 years	5,679	5,672
	$48,737	$48,665
	June 30, 2016
	Amortized Cost	Fair Value
Less than 1 year	$28,107	$28,114
Due in 1 to 3 years	18,290	18,319
	$46,397	$46,433

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of tangible and intangible assets acquired. Goodwill amounts are not amortized.

The following table summarizes the changes in the carrying value of goodwill (in thousands):

Total
As of June 30, 2015	$122,750
Addition	6,699
As of June 30, 2016	$129,449
As of June 30, 2017	$129,449

Intangible assets

The following is a summary of the Company’s intangible assets (in thousands):

	June 30, 2017			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$5,296	$(4,140)	$1,156	$4,446	$(3,919)	$527
Technology	31,434	(27,243)	4,191	31,434	(23,523)	7,911
Customer relationships	24,700	(18,093)	6,607	24,700	(14,513)	10,187
Other	178	(45)	133	178	(15)	163
Intangible assets	$61,608	$(49,521)	$12,087	$60,758	$(41,970)	$18,788

The intangible assets are being amortized over useful lives ranging from 2 years to 8 years.

Amortization of intangible assets for the years ended June 30, 2017, 2016 and 2015 was $7.6 million, $8.4 million and $8.1 million, respectively.

The estimated future amortization expenses for intangible assets, excluding intangible assets in process and other, for the next five years and thereafter are as follows (in thousands):

Years Ending June 30,
2018	$5,683
2019	4,180
2020	1,437
2021	647
2022	140
Thereafter	—
Total	$12,087

6. FAIR VALUE DISCLOSURE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.
•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The tables below set forth the Company’s financial instruments and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,485	$1,485	$—	$—
Short-term investments:
Corporate notes and commercial paper	23,186	—	23,186	—
U.S. Government agency securities	25,479	—	25,479	—
Total assets measured and recorded at fair value	$50,150	$1,485	$48,665	$—

The above table excludes $65.7 million of cash balances on deposit at banks.

	June 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$3,533	$3,533	$—	$—
Short-term investments:
Corporate notes and commercial paper	26,363	—	26,363	—
U.S. Government agency securities	20,070	—	20,070	—
Total assets measured and recorded at fair value	$49,966	$3,533	$46,433	$—

The above table excludes $58.2 million of cash balances on deposit at banks.

There were foreign exchange forward contracts (see Note 15) outstanding as of June 30, 2017 and 2016 which were entered into by the Company on the last day of the period. This fair value is not material.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models prepared by independent pricing services. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the independent pricing service and statistically supported models. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing service by comparing them to the (a) actual experience gained from the purchases and redemption of investment securities, (b) quotes received on similar securities obtained when purchasing securities and (c) monitoring changes in ratings of similar securities and the related impact on the fair value. The types of instruments valued based on other observable inputs include U.S. government agency securities, corporate bonds, and commercial paper. The Company reviewed financial and non-financial assets and liabilities and concluded that there were no other-than-temporary impairment charges during fiscal 2017 and 2016. The Company reviews the fair value hierarchy on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy as of the date in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization. There were no indicators of impairment during fiscal 2017, 2016 and 2015 that required a nonrecurring fair value analysis to be performed on non-financial assets.

7. LINE OF CREDIT

On October 22, 2014, the Company entered into an Amended and Restated Credit Agreement which was further amended on December 1, 2014 and again on August 5, 2015 (“Credit Facility”). This Credit Facility replaces the Company’s previous credit facility. The Credit Facility includes a revolving loan facility for an aggregate principal amount not exceeding $100.0 million. The Credit Facility matures on October 22, 2019 and is payable in full upon maturity. The amounts borrowed and repaid under the Credit Facility are available for future borrowings. The borrowings under the Credit Facility accrue interest (at the election of the Company) either at (i) the London interbank offered rate then in effect, plus a margin of between 1.50% and 2.25%, which is based on the Company’s consolidated EBITDA (as defined in the Credit Facility), or (ii) the higher of (a) the bank’s publicly-announced prime rate then in effect and (b) the federal funds rate plus 0.50%, in each case of (a) or (b), plus a margin of between 0.00% and 0.50%, which will be based upon the Company’s consolidated EBITDA. The Company also pays commitment fees during the term of the Credit Facility which vary depending on the Company’s consolidated EBITDA. The Credit Facility is secured by substantially all of the Company’s assets. As of June 30, 2017, the Company had $51.7 million available for borrowing under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants, including compliance with financial ratios and metrics. The Credit Facility and the related amendment requires the Company to maintain a minimum ratio of liquidity to its indebtedness (each as defined in the Credit Facility) and varying amounts of Liquidity and Consolidated EBITDA specified in the Credit Facility throughout the term of the agreement. The Company was in compliance with all such covenants as of June 30, 2017.

As of June 30, 2017, no amounts were outstanding under the Credit Facility. The Company amortizes deferred financing costs to interest expense on a straight-line basis over the term of the Credit Facility.

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

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share (in thousands other than per share amounts):

	Year Ended June 30,
	2017	2016	2015
Numerator:
Net loss	$(12,443)	$(4,792)	$(4,404)
Denominator:
Weighted average common shares outstanding (basic and diluted)	68,100	66,405	63,953
Net loss per share
Basic and diluted	$(0.18)	$(0.07)	$(0.07)

Anti-dilutive weighted shares related to stock-based options and awards excluded from the calculation of diluted shares were approximately 5.0 million, 4.9 million, and 3.8 million for the years ended June 30, 2016, 2015 and 2014 respectively.

9. INCOME TAXES

The components of loss before income taxes consist of the following (in thousands):

	Year Ended June 30,
	2017	2016	2015
Domestic	$(12,842)	$(5,375)	$(4,416)
Foreign	1,337	1,143	973
Total	$(11,505)	$(4,232)	$(3,443)

The provision for income taxes consists of the following (in thousands):

	Year Ended June 30,
	2017	2016	2015
Current:
Federal	$1	$(129)	$159
State	272	100	528
Foreign	757	685	299
Total current income tax	1,030	656	986

Deferred:
Federal	34	17	—
State	5	2	—
Foreign	(131)	(115)	(25)
Total deferred income tax	(92)	(96)	(25)
Provision for income taxes	$938	$560	$961

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before benefit from income tax is as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Benefit from income tax at federal statutory rate	$(3,913)	$(1,439)	$(1,140)
Non deductible expenses	302	385	442
Federal Alternative Minimum Tax	1	(129)	159
Stock-based compensation	306	273	314
Fair value of escrow settlement modification	—	—	225
Credits	(976)	(1,775)	(574)
State taxes	272	100	528
Other	211	201	(56)
Increase in valuation allowance	4,735	2,944	1,063
Total	$938	$560	$961

Significant components of deferred tax assets consist of the following (in thousands):

	June 30,
	2017	2016
Deferred Tax Assets
Net operating loss carryforwards	$32,598	$29,015
Tax credit carryforwards	24,116	20,659
Stock compensation	5,782	11,295
Deferred revenue	3,337	3,330
Other	6,866	6,955
Gross deferred tax assets	72,699	71,254
Valuation allowance	(72,158)	(69,413)
Total deferred tax assets	541	1,841
Deferred Tax Liabilities
Acquistion intangibles	(312)	(1,927)
Total deferred tax liabilities	(312)	(1,927)
Total net deferred tax assets (liabilities)	$229	$(86)

During the year ended June 30, 2017, the decrease in the Company’s deferred tax assets of $1.3 million was primarily due to changes in accruals, partially offset by an increase in tax credit and loss carryforwards. In addition, the decrease in the Company’s total deferred tax liabilities of $1.6 million was due to the amortization of the identifiable intangible property. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The realization of deferred tax assets is based on several factors, such as the Company’s history of past earnings, the scheduling of deferred tax liabilities and projected future income from operating activities. As of June 30, 2017, management does not believe it is more likely than not that the net U.S. federal and state deferred tax assets are realizable. The Company intends to maintain the valuation allowance on its net deferred tax assets until sufficient positive evidence exists to support reversal of some or all of the allowance. The Company’s future income tax expense (benefit) will be affected in the event changes to the valuation allowance are required.

The Company had federal net operating loss carryforwards of approximately $107.1 million as of June 30, 2017, which expire at various dates between 2023 and 2037. These net operating loss carryforwards include the effects of a favorable tax ruling determined under Section 382 by the Internal Revenue Service in March 2010 as well as federal net operating loss carryforwards available from prior acquisitions. The Company has not completed Section 382 studies for net operating losses incurred in the years subsequent to July 2007. Upon the completion of these studies, the amount of net operating losses available for utilization may be limited. Included in the net operating loss carryforward is approximately $13.1 million (pretax) of net operating loss attributable to excess stock option deductions. The related tax benefit of $4.4 million, if realized, will be recorded as additional paid-in capital. Including the net operating loss carryforwards available from prior acquisitions, the Company had California and other state net operating loss carryforwards of approximately $19.9 million and $9.8 million, respectively, which expire at various dates between fiscal 2018 and 2037.

As of June 30, 2017, the Company had $17.5 million in both Federal and California tax credit carryforwards. The federal tax credit carry forwards expire at various dates between 2023 and 2037. The California tax credits may be carried forward indefinitely.

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of June 30, 2017, the determination of the unrecorded deferred tax liability related to these earnings was not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company's foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information. As of June 30, 2017, 2016 and 2015, the Company's total amount of unrecognized tax benefit was approximately $6.0 million, $6.3 million and $5.1 million, respectively.

The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Beginning balance	$6,274	$5,065	$4,165
Decrease in tax positions for prior years	(1,210)	(24)	—
Increase in tax positions for prior years	142	—	—
Increase in tax positions for current year	841	1,233	900
Ending balance	$6,047	$6,274	$5,065

As of June 30, 2017, the Company's total amount of unrecognized tax benefit was approximately $6.0 million, of which, only $0.4 million, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company’s primary tax jurisdiction is the United States. For federal and state tax purposes, the tax years 2001 through 2015 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

10. COMMON STOCK

Common Shares Reserved for Issuance

At June 30, 2017, the Company had reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	4,041
Reserved under employee stock purchase plan	3,189
Total	7,230

11. EMPLOYEE BENEFIT PLANS

Equity Stock Incentive Plans

The Company grants nonqualified (“NQSO”), restricted stock awards and restricted stock units to officers, directors, employees and consultants under the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan provides for the granting of incentive stock options and NQSOs for over a period not to exceed ten years and at exercise prices that are not less than 100% and 85%, respectively, of the estimated fair market value of the Company’s common stock on the date of grant as determined by the Board of Directors. Stock options issued under the 2015 Plan generally vest 25% at one year and then 1/36th monthly thereafter, and restricted stock units issued under the 2015 Plan generally vest 25% at one, two, three and four years.

The following table summarizes the Company’s stock option activities for the fiscal year ended June 30, 2017 (in thousands, except per share amounts):

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Balance at July 1, 2016	6,268	$6.31
Options granted	1,503	7.91
Options exercised	(488)	4.95
Options cancelled/forfeited	(741)	7.86
Balance at June 30, 2017	6,542	$6.61	6.54	$2,480
Vested and expected to vest at June 30, 2017	5,747	$6.47	6.25	$2,479
Options exercisable at June 30, 2017	4,043	$6.03	5.33	$2,434

The weighted-average grant-date fair value of options granted during the years ended June 30, 2017, 2016, and 2015 was $3.21, $3.22, and $3.02, respectively. The total intrinsic value of options exercised in the years ended June 30, 2017, 2016, and 2015 was $1.0 million, $4.9 million, and $3.2 million, respectively, and represents the difference between the fair value of the Company’s common stock at the dates of exercise and the exercise price of the options.

The following table summarizes information about outstanding and exercisable options at June 30, 2017 (in thousands, except years and exercise prices):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.50 - 4.25	322	5.10	$4.03	322	$4.03
$4.31	710	5.73	4.31	691	4.31
$4.35 - 5.15	812	4.24	4.79	795	4.79
$5.25 - 6.61	1,011	5.68	6.28	743	6.35
$6.64 - 7.23	664	7.10	6.87	366	6.81
$7.25 - 7.41	724	8.10	7.36	322	7.36
$7.42 - 8.02	1,063	7.53	7.77	403	7.70
$8.03	33	9.20	8.03	—	—
$8.04	760	9.13	8.04	—	—
$8.12 - 13.73	443	4.69	9.04	401	9.03
Total	6,542	6.54	$6.61	4,043	$6.03

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

	Year Ended June 30,
	2017	2016	2015
Expected life from grant date of option	5.15-5.17 years	5.09-5.13 years	5.04-5.09 years
Risk-free interest rate	1.13-1.94%	1.24-1.59%	1.45-1.70%
Expected volatility	39-45%	46-48%	49-50%
Expected dividend yield	0%	0%	0%

As of June 30, 2017, total unrecognized compensation cost related to stock options granted to employees and non-employee directors was $3.2 million, net of estimated forfeitures, which the Company expects to recognize over 2.6 years. Pursuant to the terms of the Merger Agreement, any unvested stock option will be cancelled upon consummation of the merger.

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

Pursuant to the definitive agreement entered into with Mitel, the Company’s ESPP was suspended on July 26, 2017, the date of the Merger Agreement, and the Company subsequently refunded contributions received from participating employees. The ESPP will be terminated upon the consummation of the merger. The Company expects that there will be no further offering periods under the ESPP prior to its termination in connection with the closing of the merger. Refer to Note 18 for additional details regarding this definitive agreement.

The fair value of stock purchase rights granted under the ESPP is estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended June 30,
	2017	2016	2015
Expected life from grant date of ESPP	0.33-0.50 years	0.50 years	0.50 years
Risk-free interest rate	0.40-1.08%	0.14-0.41%	0.06-0.09%
Expected volatility	32-37%	29-37%	35-43%
Expected dividend yield	0%	0%	0%

Expenses related to shares issued under the ESPP are included in stock-based compensation expense. The Company issued 689,007 shares and 737,806 shares under the ESPP in fiscal 2017 and 2016, respectively, at a weighted average price per share of $5.30 and $5.51, respectively. As of June 30, 2017, total unrecognized compensation cost related to the ESPP plan was $0.4 million, which the Company expects to recognize over 0.5 years.

Restricted Stock Awards and Restricted Stock Units

Restricted stock award and restricted stock unit activity for the year ended June 30, 2017 is as follows (in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding - July 1, 2016	1,927	$6.99
Awarded	1,302	7.73
Released	(629)	6.83
Forfeited	(398)	7.40
Outstanding - June 30, 2017	2,202	$7.39

The grant-date fair value of restricted stock units granted during fiscal 2017, 2016 and 2015 was $10.1 million, $9.3 million and $5.8 million, respectively.

As permitted under the 2007 Plan, in fiscal 2016, the Company issued 26,773 shares of restricted stock awards, with a fair value of $0.2 million, to non-employee directors electing to receive them in lieu of an annual cash retainer. These shares were issued quarterly and vest immediately upon issuance. No restricted stock awards were issued in fiscal 2017.

As of June 30, 2017, total unrecognized compensation cost related to restricted stock awards and units awarded to employees and directors was $5.0 million, net of estimated forfeitures, which the Company expects to recognize over 2.5 years. Pursuant to the terms of the Merger Agreement, any unvested restricted stock units will be cancelled upon consummation of the merger.

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

A summary of the approved and active share buyback program is shown in the following table:

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In thousands, except per share amounts)
Balance as of July 1, 2016				$—
Authorization of repurchase shares in May 2016				20,000
Repurchase of common stock	(126)	$6.49	$819	(819)
Balance as of June 30, 2016				19,181
Repurchase of common stock	(339)	$6.77	$2,298	(2,298)
Balance as of June 30, 2017				$16,883

There were no share repurchases in fiscal 2015.

There were no retirements of treasury stock during fiscal years 2017, 2016, and 2015.

13. LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation - As of June 30, 2017, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations, deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. With the exception of the items specifically noted herein, due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

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

Arbitration - On March 21, 2013, the Company provided Fortis Advisors LLC (“Fortis”), as representative of the former shareholders of M5 Networks, Inc. (“M5”), with a Claim Certificate disclosing certain claims for indemnification under the January 31, 2012 Agreement and Plan of Reorganization between M5 and the Company (the “Purchase Agreement”). Thereafter, the Company and Fortis engaged in negotiations in an attempt to resolve the indemnification claims asserted by the Company. In September 2013, the Company received notice of commencement of an arbitration proceeding by Fortis on behalf of the former shareholders of M5. Through the arbitration, Fortis sought a declaration that the Company’s claims for indemnification be precluded. On October 11, 2013, the Company served its response, denying all of Fortis’ allegations and asserting counterclaims for breach of the Purchase Agreement and declaratory relief. The arbitrator held a hearing with the parties from October 13, 2014 through October 16, 2014, addressing certain of the Company’s claims. The arbitrator issued his ruling on the matter on December 5, 2014.

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

Indemnification asset - As a result of the arbitration settlement made between the parties noted above, the Company recorded an impairment of the related indemnification asset to adjust the carrying value to the amount it realized from the related escrow proceeds. During fiscal 2015, the Company recorded an impairment charge of $3.6 million classified as settlements and defense fees within the consolidated statement of operations. The carrying amount of the indemnification asset was zero at June 30, 2015 as the settlement amount of $2.1 million was received during the fiscal year ended June 30, 2015.

Contingencies - During fiscal 2015 the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) resulting from a withholding tax audit of payments made to non-U.S. vendors during calendar years 2008 through 2012. The NOPA asserts a liability for under-withheld taxes of approximately

$2.0 million, plus related penalties and estimated interest of approximately $1.3 million. In connection with the asserted NOPA, the Company accrued $1.1 million for the liability during fiscal 2015, accrued an additional $0.1 million during fiscal 2016 and released $30,000 due to final settlement of this matter for $1.2 million during fiscal 2017.

Settlements and defense fees - Settlements and defense fees within the consolidated statement of operations for fiscal 2017 and 2016 were comprised of an IRS proposed adjustment. Settlements and defense fees within the consolidated statement of operations of $8.5 million for the fiscal year ended June 30, 2015 were comprised of a $3.6 million impairment of the indemnification asset charge, a $2.5 million charge for professional fee reimbursement, a $0.7 million modification accounting charge related to the change in fair value of foregone stock per the Purchase Agreement, $1.1 million related to an IRS proposed adjustment and $0.6 million in professional fees incurred in connection with an unsolicited acquisition proposal.

Leases - The Company leases its facilities under noncancelable operating leases which expire at various times through 2023. The leases provide for the lessee to pay all costs of utilities, insurance, and taxes. Future minimum lease payments under the noncancelable operating leases as of June 30, 2017, are as follows (in thousands):

Years Ending June 30,	Operating Leases
2018	$7,095
2019	5,688
2020	4,287
2021	2,499
2022	1,610
Therafter	940
Total minimum lease payments	$22,119

Minimum lease payments have not been reduced by minimum sublease rentals of $1.6 million due in the future under a noncancelable sublease.

Lease obligations for the Company’s foreign offices are denominated in foreign currencies, which were converted to U.S. dollars at the interbank exchange rate on June 30, 2017.

Rent expense for the years ended June 30, 2017, 2016, and 2015, was $5.7 million, $5.4 million and $5.6 million, respectively.

Purchase commitments - The Company had purchase commitments with contract manufacturers for inventory and with technology firms for usage of software licenses totaling approximately $15.3 million and $15.4 million as of June 30, 2017 and 2016, respectively.

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

Revenue by geographic region is based on the ship to address on the customer order. The following presents total revenue by geographic region (in thousands):

	Year Ended June 30,
	2017	2016	2015
United States of America	$328,490	$330,841	$330,318
International	29,269	29,443	29,352
Total	$357,759	$360,284	$359,670

Revenue from one value-added distributor accounted for approximately 26%, 27% and 26% of the total revenue during the years ended June 30, 2017, 2016 and 2015, respectively.

The following presents a summary by geographic region of long-lived assets, excluding deferred tax assets, other assets, and intangible assets (in thousands):

	As at June 30,
	2017	2016
United States of America	$17,764	$20,323
International	1,302	1,228
Total	$19,066	$21,551

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. During fiscal 2017 and 2016, the Company used derivative instruments to reduce the volatility of earnings associated with changes in foreign currency exchange rates. The Company used foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, primarily including cash balances, third party accounts receivable and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments. Accordingly, changes in the fair value of these instruments are recognized in other income and expenses during the period of change. These derivatives have maturities of approximately one month. The foreign exchange forward contracts outstanding as of June 30, 2017 were entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates; the change in the fair value is not material and is not reflected either as an asset or a liability.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2017 and 2016 (in thousands).

	June 30, 2017
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$2,870	$2,177
British pound	£2,250	2,904
Canadian dollar	$860	657
Euro	€1,010	1,143
Total		$6,881

	June 30, 2016
	Local Currency Amount	Notional Contract Amount (USD)
Australian dollar	$1,800	$1,316
British pound	£830	1,088
Canadian dollar	$940	718
Euro	€1,500	1,650
Total		$4,772

16. EMPLOYEE 401(K) PLAN

Employee 401(k) Plan - The Company adopted a defined contribution retirement plan which has been determined by the Internal Revenue Service (“IRS”) to be qualified as a 401(k) plan (the “Plan”). The Plan covers substantially all employees. The Plan provides for voluntary tax deferred contributions of 1-20% of gross compensation, subject to certain IRS limitations. Effective January 1, 2015, the Company began matching employee contributions to the Plan on a dollar for dollar basis up to a maximum amount of $1,500 per year. Employer matching contributions made by the Company vest immediately. Our employer matching contributions to the Plan were $1.1 million in both fiscal 2017 and 2016.

17. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net income (loss) and earnings per share by quarter for the fiscal years ended June 30, 2017 and 2016. This data was derived from the Company’s unaudited consolidated financial statements.

	Three Months Ended
	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015
	(In thousands, except per share amounts)
Total revenue	$95,721	$87,730	$88,034	$86,274	$94,592	$85,236	$90,431	$90,025
Gross profit	60,567	56,222	55,504	54,323	59,487	52,436	57,885	58,012
Net income (loss)	(956)	(2,940)	(2,916)	(5,631)	(744)	(8,707)	2,545	2,114
Basic net income (loss) per common share	$(0.01)	$(0.04)	$(0.04)	$(0.08)	$(0.01)	$(0.13)	$0.04	$0.03
Diluted net income (loss) per common share	$(0.01)	$(0.04)	$(0.04)	$(0.08)	$(0.01)	$(0.13)	$0.04	$0.03

18. SUBSEQUENT EVENT

On July 26, 2017, the Company entered into a definitive Agreement and Plan of Merger with Mitel US Holdings, Inc., a Delaware corporation, Shelby Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent and, with respect to certain obligations set forth in the Merger Agreement, Mitel Networks Corporation, a Canadian corporation. Pursuant to and subject to the terms and conditions of the Merger Agreement, Merger Sub has commenced an all-cash tender offer for any and all of ShoreTel’s outstanding shares of common stock, par value $0.001 per share, at a purchase price of $7.50 per share, net to the seller in cash, without interest, and subject to any required withholding of taxes. The transaction is subject to certain conditions, including the tender of at least one share more than half of all the Company’s common stock outstanding as well as regulatory and other related approvals. The Company has agreed to operate its business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the merger and has agreed to certain other customary restrictions on its operations, as set forth in the Merger Agreement.

On August 21, 2017, Louis Scarantino, a purported stockholder of the Company, filed a putative stockholder class action complaint in United States District Court in the Northern District of California against the Company, the individual members of the ShoreTel Board, the Offeror, Parent and Mitel, captioned Scarantino v. ShoreTel, Inc., et al., Case No. 4:17-cv-04857-YGR (“Scarantino Complaint”).

On August 22, 2017, Noradura Frydman, a purported stockholder of the Company, filed a putative stockholder class action complaint in United States District Court in the Northern District of California against the Company and the individual members of the ShoreTel Board, captioned Frydman v. ShoreTel, Inc., et al., Case No. 5:17-cv-4865-BLF (“Frydman Complaint”).

On August 23, 2017, Joseph Mozee, a purported stockholder of the Company, filed a putative stockholder class action complaint in the United States District Court in the Northern District of California against the Company, the individual members of the ShoreTel Board, the Offeror, Parent and Mitel, captioned Mozee v. ShoreTel, Inc., et al., Case No. 4:17-cv-04888-HSG (“Mozee Complaint”).

On August 24, 2017, David H. Simonson, a purported stockholder of the Company, filed a putative stockholder class action complaint in the United States District Court in the Northern District of California against the Company, the individual members of the ShoreTel Board, the Offeror, Parent and Mitel, captioned Simonson v. ShoreTel, Inc., et al., Case No. 3:17-cv-04931-WHA (“Simonson Complaint”).

On August 28, 2017, Armando Herrera, a purported stockholder of the Company, filed a putative stockholder class action complaint in United States District Court in the Northern District of California against the Company, the individual members of the ShoreTel Board, the Offeror, Parent and Mitel, captioned Herrera v. ShoreTel, Inc., et al., Case No. 3:17-cv-04988-WHO (“Herrera Complaint”).

On August 31, 2017, Gianfranca De Angelis, a purported stockholder of the Company, filed a putative stockholder class action complaint in the United States District Court in the Northern District of California against the Company and the individual members of the ShoreTel Board, captioned De Angelis v. ShoreTel, Inc., et al., Case No. 3:17-cv-05091 (“De Angelis Complaint” and together with the Scarantino, Frydman, Mozee, Simonson and Herrera Complaints, “Complaints”).

The Scarantino, Frydman, Simonson and De Angelis Complaints each assert that defendants violated Sections 14(e), 14(d)(4), and 20(a) of the Exchange Act by making untrue statements of material fact and omitting certain material facts related to the Merger Agreement and related transactions (“Transactions”) in the Company’s Schedule 14D-9. The Mozee and Herrera Complaints likewise assert that defendants violated Sections 14(e) and 20(a) of the Exchange Act by making untrue statements of material fact and omitting certain material facts related to the Transactions in the Company’s Schedule 14D-9. The Mozee Complaint also alleges that the members of the ShoreTel Board breached their fiduciary duties in connection with the Transactions because the Transactions do not appropriately value the Company, were the result of a flawed sale process, the Merger Agreement includes preclusive deal terms, and the Company’s officers and directors have potential conflicts. The Complaints seek, among other things, an order enjoining defendants from consummating the Transactions, money damages and an award of attorneys’ and experts’ fees. The Company believes that the lawsuits are without merit and, if the lawsuits are pursued, the Company will vigorously defend itself. The Company is unable to estimate a reasonably possible loss or range of loss, if any, at the current time.

As contemplated by the proposed resolution of the litigations described above, the Company has provided certain additional disclosures that are supplemental to those contained in the Schedule 14D-9.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ShoreTel, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of ShoreTel, Inc. and subsidiaries (the “Company”) as of June 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2017 of the Company and our report dated September 8, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
September 8, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017.

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

(3) Exhibits - See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of September 2017.

ShoreTel, Inc.

By:	/s/ MICHAEL E. HEALY
Michael E. Healy
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger, dated as of July 26, 2017, by and among Mitel US Holdings, Inc., Shelby Acquisition Corporation, ShoreTel, Inc. and Mitel Networks Corporation (incorporated by reference to Exhibit 2.1 of the Company’s 8-K filed on July 27, 2017).

2.2
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

3.2	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Form 8-K filed on September 15, 2014).

4.1	Form of the Company’s Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

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

10.6+	2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.04 of the Company’s Registration Statement on Form S-8 filed on November 16, 2016).

10.7+
Executive Employment Agreement dated August 12, 2013, by the Company and Donald Joos (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed on September 12, 2013).

10.8+
First Amendment to the Executive Employment Agreement dated June 1, 2016, by the Company and Donald Joos (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 filed on September 12, 2016).

10.9+
Offer Letter, dated April 22, 2007, by the Company and Michael E. Healy (incorporated by reference to Exhibit 10.19 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-140630)).

10.10+	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed on September 12, 2013).

Exhibit Number	Exhibit Title
10.11+	Form of “Tier 2” Retention Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011).

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

10.14
Office Lease Oakmead West, dated April 20, 2007, between the Company and Carr NP Properties, L.L.C. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 of the Company’s Registration Statement on Form S-1 (File No. 333-140630).

10.15
First Amendment to Office Lease Oakmead West, dated June 18, 2009, between the Company and Carr NP Properties, L.L.C. (incorporated by reference to, Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed on September 10, 2009).

10.16
Second Amendment to Lease with Wilson Oakmead West, LLC, the Landlord for the Company’s headquarters office space located at 960 Stewart Drive, Sunnyvale, California (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed on February 7, 2014).

10.17
Lease Agreement, dated July 21, 2011 between the Company and BRE/US Industrial Properties, L.L.C. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 filed on September 12, 2011).

10.18
$100,000,000 Senior Secured Credit Facilities Amended and Restated Credit Agreement dated as of October 22, 2014 among the Company, the lenders named therein and Silicon Valley Bank and Amendment Letter dated as of December 1, 2014 (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed on February 6, 2015).

10.19
Second Amendment to the Amended and Restated Credit Agreement, by and between ShoreTel, Inc. and Silicon Valley Bank, dated August 5, 2015 (incorporated by reference to the Company’s Form 8-K filed on August 7, 2015).

10.20
Amended and Restated Guarantee and Collateral Agreement dated as of October 22, 2014 (incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed on February 6, 2015).

10.21
Tender Support Agreement, dated as of July 26, 2017, by and among Mitel US Holdings, Inc., Shelby Acquisition Corporation and each of the persons set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed on July 27, 2017).

21	Subsidiaries.

23.1	Consent of independent registered public accounting firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

Exhibit Number	Exhibit Title
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Management Compensatory Plan or Arrangement

(b) Financial Statement Schedules.

All schedules have been omitted because they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.